Form 10-Q
period 2000-06-30
FIRST HORIZON PHARMACEUTICAL CORP
filed 2000-08-10
CIK 1106773

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        ---------------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                        15(D) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 For the quarterly
                           period ended June 30, 2000

                          Commission File No. 000-30123

                        ---------------------------------


                    FIRST HORIZON PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)


       DELAWARE                                        58-2004779
 (State of incorporation)                (I.R.S. Employer Identification Number)


             660 HEMBREE PARKWAY, SUITE 106, ROSWELL, GEORGIA 30076
    (Address of registrant's principal executive offices, including zip code)


                        ---------------------------------

      (Registrant's telephone number, including area code): (770) 442-9707


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] (1) No [ ]

     As of August 8, 2000, there were 12,919,143 shares of the Registrant's Common Stock outstanding.

     (1) The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but it has not been subject to such filing requirements for the past 90 days.

                    FIRST HORIZON PHARMACEUTICAL CORPORATION
                                    FORM 10-Q
                                      INDEX


PART I.   FINANCIAL STATEMENTS (UNAUDITED)                                  PAGE

          Item 1.     Balance Sheets at June 30, 2000 and                      1
                      December 31, 1999

                      Statements of Operations for the three months ended      2
                      June 30, 2000 and June 30, 1999 and for the six months ended June 30, 2000 and June 30, 1999

                      Statements of Cash Flows for the six months ended        3
                      June 30, 2000 and June 30, 1999

                      Notes to Condensed Financial Statements                  4

          Item 2.     Management's Discussion and Analysis of Financial        7
                      Condition and Results of Operations

          Item 3.     Quantitative and Qualitative Disclosures about          10
                      Market Risk

PART II.  OTHER INFORMATION

          Item 1.     Legal Proceedings                                       12

          Item 2.     Changes in Securities and Use of Proceeds               12

          Item 3.     Defaults Upon Senior Securities                         13

          Item 4.     Submission of Matters to a Vote of Security Holders     13

          Item 5.     Other Information                                       13

          Item 6.     Exhibits and Reports on Form 8-K                        13

                      Signatures                                              14

                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

                                 BALANCE SHEETS
                                   (unaudited)

                                                         June 30,   December 31,
                                                          2000         1999
                                                          ----         ----
ASSETS
Current Assets:
   Cash and cash equivalents.........................  $10,376,111   $  219,688
   Accounts receivable, net of allowance for doubtful
       accounts, discounts and contractual adjustments
       of $163,516 and $55,783 at June 30, 2000 and
       December 31, 1999, respectively................   4,105,145    2,900,623
   Inventories........................................   2,649,240      798,615
   Samples and other prepaid expenses.................   1,466,731      553,614
   Deferred tax assets................................     776,780      550,780
                                                        -----------   ----------
              Total current assets....................  19,374,007    5,023,320
                                                        -----------   ----------
Property and equipment, net...........................     639,813      422,096
Other Assets:
    Notes receivable from related party...............      37,172       30,000
    Intangibles, net..................................  23,654,742    5,602,328
                                                         ----------    ---------
              Total other assets......................  23,691,914    5,632,328
                                                         ----------    ---------
              Total assets............................ $43,705,734  $11,077,744
                                                        ===========  ===========
LIABILITIES AND STOCKHODERS' EQUITY
Current Liabilities:
    Accounts payable.................................. $ 1,087,918  $   794,088
    Accrued expenses..................................   6,768,811    2,892,727
    Borrowings under revolving loan agreement.........       -          800,000
    Current portion of long-term debt.................     648,533    1,270,389
                                                        -----------   ----------
             Total current liabilities................   8,505,262    5,757,204
Long -Term Liabilities:
   Long-term debt, net of current maturities..........       -        1,628,497
   Deferred tax liabilities...........................      76,479       76,479
                                                        -----------   ----------
              Total liabilities.......................   8,581,741    7,462,180
Stockholders' Equity:
   Preferred stock, 1,000,000 shares authorized and none
       outstanding....................................        -            -
   Common stock, $0.001 par value; 40,000,000 shares
       authorized; 12,919,143 and 8,539,643 issued and
       outstanding at June 30, 2000 and
       December 31, 1999, respectively................      12,921        8,540
    Additional paid-in capital........................  36,983,388    5,788,220
    Deferred compensation.............................  (1,113,845)  (1,284,374)
    Accumulated deficit...............................    (758,471)    (896,822)
                                                       ------------  -----------
              Total stockholders' equity..............  35,123,993    3,615,564

              Total liabilities and stockholders'
              equity                                   $43,705,734  $11,077,744
                                                       ===========  ===========


                    FIRST HORIZON PHARMACEUTICAL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                        For the Quarter        For the Quarter  For the Six Months  For the Six Months
                                            Ended                  Ended               Ended             Ended
                                         June 30, 2000          June 30, 1999       June 30, 2000     June 30, 1999
                                         -------------          -------------       -------------     -------------

Net Revenues                              $ 7,843,547            $ 3,977,158        $  14,963,186     $   8,177,093
Operating costs and expenses
       Cost of revenues                     1,159,872                632,155            2,221,609         1,351,586
       Selling, general and administrative
           expenses, excluding non-cash
           compensation expense             5,226,907              2,769,271           10,718,561         5,319,426
       Non-cash compensation expense           83,261                  8,764              170,529            19,485
       Depreciation and amortization          307,261                112,787              402,733           192,089
       Research and development expense       612,405                 82,599              987,697           225,543
           Total operating costs and      ------------           ------------        -------------      ------------
           expenses                         7,389,706              3,605,576           14,501,129         7,108,129
                                          ------------           ------------        -------------      ------------

Operating income                              453,841                371,582              462,057         1,068,964
                                          ------------           ------------        -------------      ------------
Other income (expense):
       Interest expense                      (213,410)              (117,031)            (304,637)         (172,789)
       Interest income                         41,940                  2,077               47,530             4,274
       Other                                   27,950                   (700)              37,771             1,750
                                          ------------           ------------        -------------      ------------
           Total other income
           (expense)                         (143,520)              (115,654)            (219,336)         (166,765)
                                          ------------           ------------        -------------      ------------
Income before provision for
    income taxes                              310,321                255,928              242,721           902,199
Provision for income taxes                   (133,438)              (106,728)            (104,370)         (377,094)
                                          ------------           ------------        -------------      ------------

Net income                                $   176,883            $   149,200         $    138,351       $   525,105
                                          ============           ============        =============      ============
Net income per common share:
        Basic                             $      0.02            $      0.02         $       0.02        $     0.07
                                          ============           ============        =============      ============
        Diluted                           $      0.02            $      0.02         $       0.01        $     0.06
                                          ============           ============        =============      ============
Weighted average common shares
outstanding:
        Basic                               9,861,813              7,981,248            9,200,728         7,981,248
        Diluted                            11,360,489              8,759,904           10,699,404         8,759,904


                    FIRST HORIZON PHARMACEUTICAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                              Six Months Ended          Six Months Ended
                                                                June 30, 2000             June 30, 1999
                                                                -------------             -------------
Cash flows from operating activities:
Net income............................................          $       138,351            $      525,105
Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
          Depreciation and amortization...............                  402,733                   192,089
          Deferred tax benefit .......................                 (226,000)                      -
          Non-cash compensation expense...............                  170,529                    19,485
          Changes in assets and liabilities, net of acquired
              assets and liabilities:
              Accounts receivable.....................               (1,204,522)                 (639,736)
         Inventories..................................               (1,850,625)                 (328,537)
         Samples and other prepaid expenses...........                 (913,117)                 (213,140)
         Notes receivable from related party..........                   (7,172)                     -
         Accrued expenses.............................                1,980,324                   714,078
         Accounts payable.............................                  293,830                    33,575
                                                                ----------------           ---------------

               Net cash (used in) provided by operating
               activities.............................               (1,215,669)                  302,919
Cash flows from investing activities:
     Purchase of intangibles..........................              (16,501,816)               (4,000,000)
     Purchase of property and equipment...............                 (275,288)                  (75,769)
                                                                ----------------           ---------------

              Net cash (used in) investing activities.              (16,777,104)               (4,075,769)

Cash flows from financing activities:
     Revolving loan agreement payments................                 (800,000)                 (300,000)
     Principal payments on long-term debt.............               (2,250,353)                 (352,173)
     Proceeds from long-term debt.....................                     -                    4,000,000
     Proceeds from issuance of common stock, net......               31,199,549                      -
                                                                ----------------           ---------------

             Net cash provided by financing activities               28,149,196                 3,347,827

Net change in cash and cash equivalents...............               10,156,423                  (425,023)
Cash and cash equivalents, beginning of period........                  219,688                   425,023
                                                                ----------------           ---------------
Cash and cash equivalents, end of period..............          $    10,376,111            $       -
                                                                ================           ===============


                    FIRST HORIZON PHARMACEUTICAL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis of Presentation

          The accompanying unaudited interim financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which management considers necessary for fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods. Certain footnote disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted from the interim financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results for the full year. The interim results should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (File No. 333-30764).

2.   New Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Financial Accounting Standards Board delayed the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. The delay, published as SFAS No. 137, applies to quarterly and annual financial statements. Management believes that adopting SFAS No. 133 will not have a material impact on the Company's financial condition or results of operations.

3.   Inventories

          Inventories are stated at the lower of cost or market and primarily consists of purchased finished goods. Cost is determined using the first-in first-out method.

4.   Earnings Per Share

          Below is the calculation of basic and diluted net income per share:

                                    Quarter Ended    Quarter Ended     Year to Date     Year to Date
                                    June 30, 2000    June 30, 1999     June 30, 2000    June 30, 1999
                                    -------------    -------------     -------------    -------------

         Net income...............   $   176,883     $   149,200        $   138,351      $   525,105
         Weighted average shares
           outstanding - basic....     9,861,813       7,981,248          9,200,728        7,981,248
         Dilutive effect of stock
           options................     1,498,676         778,656          1,498,676          778,656
                                     ------------    ------------       ------------     ------------

         Weighted average shares
           outstanding - diluted..    11,360,489       8,759,904         10,699,404        8,759,904

         Basic earnings per share    $       .02      $      .02        $       .02      $       .07

         Diluted earnings per share  $       .02      $      .02        $       .01      $       .06


5.   Product Agreements

          The Company entered into a patent license agreement with Jame Fine Chemicals, Inc., a supplier of raw material for the drug Tanafed, effective January 1, 2000. This agreement grants the Company a semi-exclusive license to use, sell and distribute finished products containing an active ingredient used in Tanned. Pursuant to this agreement, the Company must pay a royalty on future sales. The license continues through the life of the licensed patent which expires in 2014.

          On April 14, 2000 the Company acquired exclusive rights from Warner-Lambert Company ("Warner-Lambert") to distribute, market and sell the drug Ponstel in the U.S. for $9,500,000 in cash and a $3,500,000 promissory note to the seller. The agreement includes the purchase of the licensing rights and certain trademarks. The purchase price was preliminarily allocated among the fair values of tangible and intangible assets and liabilities assumed, the majority of which is being amortized over 20 years.

          The Company negotiated with Warner-Lambert to continue to manufacture and supply Ponstel to the Company through December 31, 2000 and is negotiating an agreement with another manufacturer for the manufacturing of Ponstel subsequent to December 31, 2000.

          On June 22, 2000 the Company acquired exclusive rights to market, distribute and sell the drug Cognex and a new unapproved version of Cognex called Cognex CR, in the U.S. and other countries for $3,500,000 in cash. The Company must also pay up to $1,500,000 in additional purchase price if the Company obtains FDA approval to market Cognex CR. The purchase price was preliminarily allocated among the fair values of tangible and intangible assets and liabilities assumed, the majority of which is being amortized over 20 years.

          The Company negotiated a supply agreement with a Warner-Lambert affiliate to continue to manufacture and supply Cognex and the active ingredient in Cognex for two years subject to a one year renewal.

          In addition, the Company entered into a transition services agreement with Warner-Lambert under which Warner-Lambert will provide transitional administrative services to the Company until December 31, 2000 in connection with the sale of Cognex in European countries. The Company is currently seeking relationships with third parties to secure marketing, distribution and administrative services in connection with sales of Cognex in Europe beginning January 1, 2001.

          On April 14, 2000 the Company entered into an amended credit facility with LaSalle Bank that provided for bridge financing of up to $13,000,000 to finance the Company's acquisitions. The Company borrowed $9,500,000 under this bridge loan agreement for the acquisition of Ponstel. Borrowings under the bridge loan bore an interest rate at the Company's choice of the prime rate or LIBOR plus 1.5%. Interest on the bridge loan became payable monthly on May 1, 2000. The bridge loan matured upon completion of the Company's initial public offering on May 31, 2000.

6.   Initial Public Offering

          On May 31, 2000, the Company completed its initial public offering of 3,800,000 shares of common stock at a price of $8.00 per share. On June 5, 2000, the Company received net proceeds of $28,272,000 pursuant to the offering. On June 30, 2000, the Company's underwriters exercised an over-allotment option and the Company sold an additional 570,000 shares of common stock at $8.00 per share from which the Company received $4,240,800 in net proceeds. After deducting offering expenses of $1,326,374, the Company received net proceeds of $31,186,426 from its initial public offering. The proceeds are being used to finance product acquisitions, repay indebtedness and for general corporate purposes.

7.   Related Party Transactions

          In connection with the $9,500,000 bridge loan discussed above, the Company paid a fee of $16,848 to a Trust affiliated with John N. Kapoor, Ph.D., a Director and the President and sole stockholder of the managing general partner of the Company's majority stockholder, in return for the pledge of certain Trust assets as collateral for the loan.

          On May 3, 2000, the Company entered into an Amendment to the Collaboration Agreement with Inpharmakon Corporation, a related party, to amend certain payment terms under its existing Collaboration Agreement between Inpharmakon and the Company relating to the Company's migraine product under development. Under the amended agreement, the Company paid $200,000 to Inpharmakon on June 15, 2000. See "Item 2 - Changes in Securities and Use of Proceeds."

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION

     The following should be read with the financial statements and related footnotes and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's Registration Statement on Form S-1 (File No. 333-30764). The results discussed below are not necessarily indicative of the results to be expected in any future periods. The following discussion contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ from the statements made.

OVERVIEW

     The Company currently markets and sells 13 brand name prescription drugs through its nationwide sales and marketing force of 141 professionals. The Company seeks to acquire and obtain licenses for pharmaceutical products that other companies do not actively market and increase sales through aggressive promotion and marketing. In addition, the Company seeks to increase the value of existing products by developing new formulations, new delivery methods and seeking new indications for existing products.

RESULTS OF OPERATIONS

     Net Revenues. Net revenues increased $3,866,389, or 97%, over the quarter ended June 30, 1999, to $7,843,547 for the quarter ended June 30, 2000. Sales of existing products increased $1,301,367, or 33%, over the quarter ending June 30, 1999. Net revenues increased $6,786,093, or 83%, over the six month period ended June 30, 1999, to $14,963,186 for the six months ended June 30, 2000. Sales of existing products increased $2,980,225, or 36%, over the six months ended June 30, 1999. These increases in sales of existing products for the quarter and six month period were due to higher unit sales. Sales of the Company's newly acquired and licensed products Nitrolingual Pumpspray, Ponstel and Cognex were $2,565,022 for the quarter ended June 30, 2000 and $3,805,868 for the six months ended June 30, 2000. The Company began to sell Nitrolingual Pumpspray on February 1, 2000 (under a license agreement entered into in 1999), Ponstel on April 14, 2000 and Cognex on June 22, 2000.

     Cost of Revenues. Cost of revenues increased $527,717 or 83%, to $1,159,872 for the quarter ended June 30, 2000 compared to $632,155 for the quarter ended June 30, 1999. Cost of revenues increased $870,022 or 64%, to $2,221,609 for the six months ended June 30, 2000 compared to $1,351,586 for the six months ended June 30, 1999.

     Gross Margin. Gross margin for the quarter ended June 30, 2000 was 85% compared to 84% for the quarter ended June 30, 1999. Gross margin for the six months ended June 30, 2000 was 85% compared to 83% for the six months ended June 30, 1999. This increase resulted primarily from increased sales of Robinul and Robinul Forte, which have higher margins than the Company's other products, as well as sales of the newly acquired Cognex and Ponstel products, which also have higher margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2,457,636, or 89%, to $5,226,907 for the quarter ended June 30, 2000 from the quarter ended June 30, 1999. Selling, general and administrative expenses increased $5,399,135, or 101%, to $10,718,561 for the six months ended June 30, 2000. Selling related expenses increased due to continued expansion of the Company's sales force, higher commission expense due to increased sales and higher salary expense for existing sales representatives. Marketing and promotional expenses increased significantly due to the promotional campaign for Nitrolingual Pumpspray, the Company's launch of Ponstel and increased sampling of the Company's products. Meeting and training expenses increased due to training of new sales representatives as well as continuing education for existing sales representatives. Royalty expense increased due to increased sales of Robinul and Robinul Forte, and royalties on sales of Nitrolingual Pumpspray and Tanafed. There was no comparable royalty expense on Tanafed sales in 1999. The Company incurred additional third party market research expense due to additional data needed for Nitrolingual Pumpspray and Ponstel. The Company expects selling expenses to continue to increase for the remainder of 2000 due to higher marketing and promotional expenses for Nitrolingual Pumpspray and Ponstel and continued expansion of its sales force.

     General and administrative expenses increased due to additions to the Company's management team and support personnel in the Company's corporate office, higher insurance costs due to increased insurance coverage and higher professional fees related to the Company's SEC reporting requirements. In addition, in March 2000, the Company engaged a consulting firm to make recommendations on the alignment and optimization of its sales force and future expansion possibilities. As a result, effective July 1, 2000 the Company realigned its sales force in order to increase its sales territory coverage area and to optimize the efficiency of the Company's sales representatives.

     Non-Cash Compensation. Non-cash compensation expense was $83,261 for the quarter ended June 30, 2000 compared to $8,764 for the quarter ended June 30, 1999. Non-cash compensation expense was $170,529 for the six months ended June 30, 2000 compared to $19,485 for the six months ended June 30, 1999. This increase resulted from the Company issuing stock options at exercise prices that were lower than the market value of the Company's stock at the time the options were issued, as determined by an independent valuation.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $194,473 or 172% to $307,261 for the quarter ended June 30, 2000. Depreciation and amortization expense increased $210,644 or 110% to $402,733 for the six months ended June 30, 2000. This increase resulted from higher amortization expense related to the acquisition of Robinul and Robinul Forte in January 1999, Ponstel on April 14, 2000, Cognex on June 22, 2000 and increased depreciation expense for furniture, computer equipment and leasehold improvements at the Company's corporate headquarters. Amortization expense could further increase if the Company concludes any more product acquisitions.

     Research and Development Expense. Research and development expense increased $529,806, or 641%, to $612,405 for the quarter ended June 30, 2000. Research and development expense increased $762,154, or 338%, to $987,697 for the six months ended June 30, 2000. This increase resulted from continued development of FHPC 01, the Company's migraine product under development, and the Robinul line extension. In addition, on May 3, 2000, the Company amended the payment terms under its Collaboration Agreement with Inpharmakon Corporation relating to the development of FHPC 01. Under the amended terms, the Company paid a $200,000 fee to Inpharmakon upon completion of the Company's initial public offering. The Company anticipates incurring $900,000 for the remainder of 2000 and $3,000,000 through 2002 in research and development cost for FHPC 01 relating to conducting clinical trials, filing a new drug application and making milestone payments under the Company's development agreements.

     Interest Expense. Interest expense increased $96,379, or 82%, to $213,410 for the quarter ended June 30, 2000. Interest expense increased $131,848, or 76%, to $304,637 for the six months ended June 30, 2000. This increase resulted from borrowings under the bridge loan agreement with LaSalle Bank used for the acquisition of Ponstel as well as higher average interest rates. The Company currently does not have any long- term debt outstanding and therefore expects interest expense to decrease. However, the Company could incur significant interest expense in the future if it continues to acquire products and finance the purchase of these products with debt.

     Interest Income. Interest income was $41,940 for the quarter ended June 30, 2000 compared to $2,077 for the quarter ended June 30, 1999. Interest income was $47,530 for the six months ended June 30, 2000 compared to $4,274 for the six months ended June 30, 1999. The increase was the result of interest earned on proceeds from the Company's initial public offering.

     Other Income and Expense. Other income and expense was income of $27,950 for the quarter ended June 30, 2000 versus $700 in expenses for the quarter ended June 30, 1999. Other income and expense was income of $37,771 for the six months ended June 30, 2000 versus $1,750 in income for the six months ended June 30, 1999. This increase was the result of gains recognized from foreign currency transactions related to purchases of inventory.

     Provision for Income Taxes. Income taxes were provided for at a rate of 43% in 2000 compared to 41.8% in 1999. The increase is due to higher non-deductible travel and entertainment expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements arise from debt service, working capital requirements and funding of acquisitions. The Company has met these cash requirements through cash from operations, proceeds from its line of credit, borrowings for product acquisitions and issuance of common stock.

     The Company's cash and cash equivalents were $10,376,111 at June 30, 2000. Net cash used in operating activities for the six months ended June 30, 2000 was $1,215,669. This use of cash was the result of increased purchases of inventory primarily for Nitrolingual Pumpspray, increased accounts receivable due to higher sales, and higher prepaid expenses. This use was partially offset by increased accounts payable and accrued expenses, net income and non-cash depreciation, amortization and compensation expense. The Company estimates that its supply agreements with its manufacturers require that it purchase approximately $2,200,000 of inventory during the remaining two quarters of 2000. The Company expects to use significant cash for operating activities in the future in connection with the development of FHPC 01. The Company expects to incur approximately $900,000 of research and development expense through the last six months of 2000 and approximately $3,000,000 through 2002.

     Net cash used in investing activities for the six months ended June 30, 2000 was $16,777,104. The Company purchased Ponstel on April 14, 2000 for $9,500,000 in cash and an additional $3,500,000 financed by the seller. In addition, the Company assumed liabilities for returned products shipped by the seller prior to the acquisition. The Company purchased Cognex on June 22, 2000 for $3,500,000 in cash and assumed liabilities for returned products shipped by the seller prior to the acquisition. Purchases of property and equipment were $275,288 for the six months ended June 30, 2000 primarily for computer equipment and leasehold improvements at the Company's corporate headquarters.

     Net cash provided by financing activities was $28,149,196 for the six months ended June 30, 2000. This source of cash was the result of the Company's initial public offering and the exercise of stock options by former employees that provided net proceeds of $31,199,549 offset by payment on the revolving loan agreement of $800,000 and payment of long-term debt of $2,250,353.

     In May 1998, the Company entered into a credit facility with LaSalle Bank National Association, which was subsequently amended to include a revolving credit facility, a term loan and a bridge loan. The revolving loan is subject to borrowing base limitations. The revolving credit facility provides for borrowings up to $2,500,000 and bears interest at the bank's prime rate, and is due May 2, 2001. At June 30, 2000, the Company had no outstanding balance under the revolving credit facility.

     In January 1999, the Company borrowed $2,400,000 under a term loan. The term loan bore an interest rate of the Company's choice of either the bank's prime rate or LIBOR plus 2%. The term loan was payable in monthly installments of $40,000 plus accrued interest and was due to mature on May 2, 2001. On June 5, 2000 the outstanding balance of $1,640,000 payable under the term loan was paid with proceeds from the Company's initial public offering. On April 14, 2000, the credit facility was further amended to include bridge financing of up to $13,000,000 to finance product acquisitions. On April 14, 2000, the Company borrowed $9,500,000 under this bridge loan for its purchase of Ponstel. Borrowings under the bridge loan bore interest at the Company's choice of the bank's prime rate or LIBOR plus 1.5%. On June 5, 2000 the outstanding balance of $9,500,000 payable under the bridge loan was paid with proceeds from the Company's initial public offering.

     The Company's credit facility with LaSalle Bank is secured by the Company's accounts receivable, inventories, equipment and intangible assets including the Company's intellectual properties. Under the terms of the credit facility, the Company must maintain a minimum net worth plus subordinated debt of $3,300,000 plus 75% of net income, a ratio of liabilities to net worth plus subordinated debt of 2.25 to 1.00, a minimum specified EBITDA, and a fixed charge coverage ratio ranging from .75 to 1.00 to 1.25 to 1.00. The credit facility also limits the Company's ability to incur additional indebtedness, and prohibits substantial asset sales and cash dividends. As of June 30, 2000, the Company was in compliance with these covenants.

     On April 14, 2000, the Company issued a promissory note to Warner-Lambert evidencing $3,500,000 of the purchase price of Ponstel. This promissory note was interest free. The Company paid this promissory note in full with proceeds from the initial public offering.

     The Company believes that its cash and cash equivalents, cash generated from operations plus borrowings available under its credit facility with LaSalle Bank for will be adequate to fund its current working capital requirements for at least the next 12 months. However, in the event that the Company makes significant acquisitions in the future, it may be required to raise additional funds through additional borrowings or the issuance of debt or equity securities.

     The Management's Discussion and Analysis of Financial Condition and Results of Operations discussion as well as information contained elsewhere in this Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements about the following:

     o developing new formulations, new delivery methods and seeking new indications for existing products;

     o    increases in selling expenses for Nitrolingual Pumpspray and Ponstel;

     o    the expansion of the Company's sales force;

     o the Company's product development efforts for FHPC 01 and the Robinul line extension;

     o    obtaining regulatory clearance for FHPC 01;

     o    future development expenses;

     o    capital expenditures;

     o    future inventory purchases; and

     o    adequacy of capital resources.

     When used in this Report, the Company intends the words "may", "believe," "anticipate," "planned," "expect," "require," "intend," and "depend" to identify "forward-looking statements." The Company's forward-looking statements involve uncertainties and other factors, including those described in the "Risk Factors" section of the Company's Registration Statement on Form S-1 (File No. 333-30764), that may cause actual results, performance or achievements, to be different from that suggested by the Company's forward-looking statements . You should not place undue reliance on forward-looking statements. The Company does not intend to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's operating results and cash flows are subject to fluctuations from changes in foreign currency exchange rates and interest rates. The Company's purchases of Nitrolingual Pumpspray under its agreement with Pohl-Boskamp are made in German Deutsche marks. The Company expects to make purchases several times per year under this agreement and has an obligation due on August 15, 2000 for $200,479.

     In addition, sales of Cognex are recognized in the foreign currencies of the respective European countries in which it is sold. While the effect of foreign currency translations has not been material to the Company's results of operations to date, currency translations on export sales or import purchases could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies. To the extent that the Company borrows under its credit facility with LaSalle Bank, it will experience market risk with respect to changes in the general level of the interest rates and its effect upon the

Company's interest expense. Borrowings under the Company's credit facility with LaSalle Bank bears interest at variable rates. Because such rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense.

                           PART II - OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

     None

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company's Registration Statement on form S-1 (File No. 333-30764) relating to its initial public offering was declared effective on May 31, 2000. The offering of 3,800,000 shares of common stock, $.001 par value, commenced on May 31, 2000 and closed on June 5, 2000. All 3,800,000 of the shares registered were sold at $8.00 per share for an aggregate price of $30,400,000 before deducting underwriting discounts commissions and underwriting expenses. The managing underwriters of the initial public offering were Chase Securities, Inc., Banc of America Securities LLC, and Thomas Weisel Partners LLC (the "Underwriters"). The company deducted $2,128,000 in underwriting discounts and commissions and $1,326,374 in offering expenses incurred through June 30, 2000. The Company received net proceeds of $26,945,626. On June 30, 2000, the
Underwriters exercised their over-allotment option, pursuant to which the Company sold an additional 570,000 shares of common stock at $8.00 per share for an aggregate price of $4,560,000 before deducting underwriting discounts and commissions of $319,200. The Company received net proceeds of $4,240,800 from the exercise of the over-allotment option. The total net proceeds to the Company from its initial public offering including the exercise of the over-allotment option was $31,186,426.

     Through June 30, 2000, the Company used the proceeds from the initial public offering to repay $9,500,000 due under the bridge loan with LaSalle Bank which it borrowed to purchase Ponstel, $1,640,000 due under the term loan facility with LaSalle Bank and $2,000,000 under the revolving loan facility with LaSalle Bank. The Company also repaid $3,500,000 due under the promissory note issued to Warner-Lambert for the purchase of Ponstel and $3,500,000 to Warner-Lambert Company for the purchase of Cognex. The Company also paid a $200,000 fee to Inpharmakon Corporation under the terms of the Amendment to the Collaboration Agreement with Inpharmakon Corporation dated May 3, 2000.

     The Company currently expects that the remaining proceeds will be used primarily for working capital and general corporate purposes, including the development of new products, the expansion of the Company's sales and marketing force and for new product acquisitions.

     None of the Company's offering expenses or net proceeds from the initial public offering were paid directly or indirectly to any director, officer or their associates, persons owning 10% or more of any class of the Company's equity securities or to any affiliates of the Company except for the $200,000 fee paid under the Amendment to the Collaboration Agreement to Inpharmakon Corporation and the $16,848 fee paid to the Kapoor Children's 1992 Trust in consideration of its pledge of securities and investments in the amount of $10,000,000 under the bridge loan with LaSalle Bank.

     The John N. Kapoor Trust, dated September 30, 1989 (the "Trust") owns 50% of the common stock of Inpharmakon Corporation. The Trust is a partner of Kapoor-Pharma Investments, L.P., the Company's majority stockholder and John Kapoor, Ph.D., the Trustee of the Trust is one of the Company's Directors and is the President and sole stockholder of the managing general partner of Kapoor - Pharma Investments, L.P. In addition, Mahendra Shah, Ph.D., the Company's Chairman and Chief Executive Officer is a director of Inpharmakon Corporation and owns options to purchase 25,000 shares of its common stock.

     Dr. Kapoor is the husband of Edith Kapoor, the Trustee of the Kapoor Children's 1992 Trust and their children are the beneficiaries.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3.1* - Restated Certificate of Incorporation
          3.2* - Amended and Restated By-Laws
          4.1* - Form of Stock Certificate
          27   - Financial Data Schedule - June 30, 2000 (for SEC use only)

     ---------------------
     * Incorporated by Reference from the Company's Registration Statement on Form S-1 (File. No. 333-30764)

     (b) The Registrant filed a Report on Form 8-K on June 27, 2000 under Item 2 of Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 10, 2000.


                       FIRST HORIZON PHARMACEUTICAL CORPORATION


                       By:      /s/ Mahendra G. Shah
                                ---------------------------------------
                                Mahendra G. Shah, Ph.D.
                                Chairman and Chief Executive Officer



                       By:      /s/ Balaji Venkataraman
                                ---------------------------------------
                                Balaji Venkataraman
                                Vice President of Corporate Development
                                and Chief Financial Officer
                                (Principal Accounting and Financial Officer)