Form 10-Q
period 2000-09-30
FIRST HORIZON PHARMACEUTICAL CORP
filed 2000-11-13
CIK 1106773

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                  ---------------------------------------------

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934 For the quarterly period ended September 30, 2000

                          Commission File No. 000-30123

                  --------------------------------------------

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

                  --------------------------------------------

      (Registrant's telephone number, including area code): (770) 442-9707


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     As of November 8, 2000, there were 12,919,143 shares of the Registrant's Common Stock outstanding.

                    FIRST HORIZON PHARMACEUTICAL CORPORATION
                                    FORM 10-Q
                                      INDEX

PART I.                 FINANCIAL INFORMATION (UNAUDITED)                                     PAGE
        Item 1.         Balance Sheets at September 30, 2000 and                                1
                        December 31, 1999

                        Statements of Operations for the three months ended                     2
                        September 30, 2000 and September 30, 1999 and for the
                        nine months ended September 30, 2000 and September 30, 1999

                        Statements of Cash Flows for the nine months ended                      3
                        September 30, 2000 and September 30, 1999

                        Notes to Condensed Financial Statements                                 4

        Item 2.         Management's Discussion and Analysis of Financial Condition             7
                        and Results of Operations

        Item 3.         Quantitative and Qualitative Disclosures about Market Risk              11

PART II.                              OTHER INFORMATION

        Item 1.         Legal Proceedings                                                       12

        Item 2.         Changes in Securities and Use of Proceeds                               12

        Item 3.         Defaults Upon Senior Securities                                         13

        Item 4.         Submission of Matters to a Vote of Security Holders                     13

        Item 5.         Other Information                                                       13

        Item 6.         Exhibits and Reports on Form 8-K                                        13

                        Signatures                                                              14




                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

                                 BALANCE SHEETS
                                   (unaudited)

                                                                                     September 30,                   December 31,
                                                                                          2000                           1999
                                                                                -------------------             -----------------
ASSETS
Current Assets:
        Cash and cash equivalents.............................................  $       10,810,828              $        219,688
        Accounts receivable, net of allowance for doubtful
          accounts, discounts and contractual adjustments
          of $174,440 and $55,783 at September 30, 2000 and
          December 31, 1999, respectively.....................................           5,807,565                     2,900,623
        Inventories...........................................................           3,240,399                       798,615
        Samples and other prepaid expenses....................................           1,694,070                       553,614
        Deferred tax assets...................................................             923,780                       550,780
                                                                                -------------------             -----------------
                Total current assets..........................................          22,476,642                     5,023,320
                                                                                -------------------             -----------------
        Property and equipment, net...........................................             659,812                       422,096
        Other Assets:
          Notes receivable from related party.................................              30,000                        30,000
          Intangibles, net....................................................          23,363,264                     5,602,328
                                                                                -------------------             -----------------
                Total other assets............................................          23,393,264                     5,632,328
                                                                                -------------------             -----------------
                Total assets..................................................  $       46,529,718              $     11,077,744
                                                                                ===================             =================

LIABILITIES AND STOCKHODERS' EQUITY
Current Liabilities:
        Accounts payable......................................................  $        1,463,733              $        794,088
        Accrued expenses......................................................           8,423,141                     2,892,727
        Borrowings under revolving loan agreement.............................                   -                       800,000
        Current portion of long-term debt.....................................             437,186                     1,270,389
                                                                                -------------------             -----------------
                Total current liabilities.....................................          10,324,060                     5,757,204
Long -Term Liabilities:
        Long-term debt, net of current maturities.............................                   -                     1,628,497
        Deferred tax liabilities..............................................              76,479                        76,479
                                                                                -------------------             -----------------
                Total liabilities.............................................          10,400,539                     7,462,180
Stockholders' Equity:
        Preferred stock, 1,000,000 shares authorized and none
          outstanding.........................................................                   -                             -
        Common stock, $0.001 par value; 40,000,000 shares
          authorized; 12,919,143 and 8,539,643 issued and outstanding
          at September 30, 2000 and December 31, 1999, respectively...........              12,921                         8,540
        Additional paid-in capital............................................          36,952,184                     5,788,220
        Deferred compensation.................................................          (1,032,588)                   (1,284,374)
        Accumulated deficit...................................................             196,662                      (896,822)
                                                                                -------------------             -----------------
                Total stockholders' equity....................................          36,129,179                     3,615,564

                Total liabilities and stockholders' equity....................  $       46,529,718              $     11,077,744
                                                                                ===================             =================

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                  For the Quarter       For the Quarter        For the Nine         For the Nine
                                                       Ended                 Ended             Months Ended         Months Ended
                                                September 30, 2000    September 30, 1999     September 30, 2000   September 30, 1999
                                                ------------------    ------------------     ------------------   ------------------
Net Revenues..............................      $  9,632,716          $  5,505,964           $   24,595,902       $    13,683,058
Operating costs and expenses
       Cost of revenues...................         1,401,940               959,948                3,623,549             2,311,534
       Selling, general and administrative
           expenses, excluding non-cash
           compensation expense...........         5,805,848             3,344,036               16,524,409             8,663,464
       Non-cash compensation expense......            81,257                47,839                  251,786                67,323
       Depreciation and amortization......           338,637               113,779                  741,371               305,868
       Research and development expense              525,564               240,107                1,513,261               465,650
                                                ------------------    ------------------     ------------------   ------------------
               Total operating costs and
               expenses...................         8,153,246             4,705,709               22,654,376            11,813,839
                                                ------------------    ------------------     ------------------   ------------------

Operating income..........................         1,479,470               800,255                1,941,526             1,869,219
                                                ------------------    ------------------     ------------------   ------------------
Other income (expense):
       Interest expense...................           (11,476)              (97,634)                (316,114)             (270,424)
       Interest income....................           137,209                 3,159                  184,740                 7,434
       Other..............................           (15,786)                   35                   21,985                 1,786
                                                ------------------    ------------------     ------------------   ------------------
               Total other income
               (expense)..................           109,947               (94,440)                (109,389)             (261,204)
                                                ------------------    ------------------     ------------------   ------------------

Income before provision for
    income taxes..........................         1,589,417               705,815                1,832,137             1,608,015
Provision for income taxes................          (634,284)             (293,197)                (738,653)             (670,291)
                                                ------------------    ------------------     ------------------   ------------------

Net income................................      $    955,133          $    412,618           $    1,093,484       $       937,724
                                                ==================    ==================     ==================   ==================
Net income per common share:
    Basic.................................      $       0.07          $       0.05           $         0.10       $          0.12
                                                ==================    ==================     ==================   ==================
    Diluted...............................      $       0.07          $       0.05           $         0.09       $          0.11
                                                ==================    ==================     ==================   ==================
Weighted average common shares outstanding:
    Basic.................................        12,919,143             7,981,248               10,449,247             7,981,248
    Diluted...............................        14,554,541             8,848,269               12,052,730             8,848,269



                    FIRST HORIZON PHARMACEUTICAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                          Nine Months Ended                Nine Months Ended
                                                                         September 30, 2000               September 30, 1999
                                                                     --------------------------          -----------------------
Cash flows from operating activities:
Net income......................................................     $           1,093,484               $           937,724
Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
          Depreciation and amortization.........................                   741,371                           305,868
          Deferred tax benefit .................................                  (373,000)                                -
          Non-cash compensation expense.........................                   251,786                            67,323
          Changes in assets and liabilities, net of acquired
              assets and liabilities:
            Accounts receivable.................................                (2,906,942)                       (1,208,302)
            Inventories.........................................                (2,441,784)                         (386,039)
            Samples and other prepaid expenses..................                (1,140,456)                         (146,979)
            Notes receivable from related party.................                         -                                 -
            Accrued expenses....................................                 3,634,654                         1,383,560
            Accounts payable....................................                   669,645                           312,824
                                                                     --------------------------          -----------------------

                 Net cash (used in) provided by operating
                 activities.....................................                  (471,242)                        1,265,979
Cash flows from investing activities:
     Purchase of intangibles....................................               (16,508,990)                       (4,000,000)
     Purchase of property and equipment.........................                  (335,273)                          (80,184)
                                                                     --------------------------          -----------------------

                 Net cash (used in) investing activities........               (16,844,263)                       (4,080,184)

Cash flows from financing activities:
     Revolving loan agreement payments..........................                  (800,000)                         (152,927)
     Principal payments on long-term debt.......................                (2,461,700)                         (827,858)
     Proceeds from long-term debt...............................                         -                         4,000,000
     Proceeds from issuance of common stock, net................                31,168,345                                 -
                                                                     --------------------------          -----------------------

                Net cash provided by financing activities.......                27,906,645                         3,019,215

Net change in cash and cash equivalents.........................                10,591,140                           205,010
Cash and cash equivalents, beginning of period..................                   219,688                           425,023
                                                                     --------------------------          -----------------------
Cash and cash equivalents, end of period........................     $          10,810,828               $           630,033
                                                                     ==========================          =======================

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

2.   New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Management believes that adopting SFAS No. 133 (as amended by SFAS No. 138) on January 1, 2001, will not have a material impact on the Company's financial condition or results of operations.

3.   Inventories

     Inventories are stated at the lower of cost or market and primarily consists of purchased finished goods. Cost is determined using the first-in first-out method.

4.   Earnings Per Share

     Below is the calculation of basic and diluted net income per share:

                                           Quarter Ended     Quarter Ended       Year to Date     Year to Date
                                            September 30,    September 30,       September 30,    September 30,
                                                 2000            1999                2000             1999
                                          ---------------   ---------------     --------------    --------------

Net income.....................           $      955,133    $      412,618      $   1,093,484     $     937,724
Weighted average shares
  outstanding - basic..........               12,919,143         7,981,248         10,449,247         7,981,248
Dilutive effect of stock
  options......................                1,635,398           867,021          1,603,483           867,021
                                          ---------------   ---------------     --------------    --------------

Weighted average shares
  outstanding - diluted........               14,554,541         8,848,269         12,052,730         8,848,269

Basic earnings per share                   $         .07    $          .05      $         .10     $         .12

Diluted earnings per share                 $         .07    $          .05      $         .09     $         .11

5.   Product Agreements

     The Company entered into a patent license agreement with Jame Fine Chemicals, Inc., a supplier of raw material for the drug Tanafed, effective January 1, 2000. This agreement grants the Company a semi-exclusive license to use, sell and distribute finished products containing an active ingredient used in Tanafed. Pursuant to this agreement, the Company must pay a royalty on future sales. The license continues through the life of the licensed patent which expires in 2014.

     On  April  14,   2000,   the  Company   acquired   exclusive   rights  from
Warner-Lambert Company ("Warner-Lambert") to distribute, market and sell the drug Ponstel in the U.S. for $9,500,000 in cash and a $3,500,000 promissory note to the seller. The agreement includes the purchase of the licensing rights and certain trademarks. The purchase price was preliminarily allocated among the fair values of tangible and intangible assets and liabilities assumed, the majority of which is being amortized over 20 years.

     The Company negotiated with Warner-Lambert to continue to manufacture and supply Ponstel to the Company through December 31, 2000 and is negotiating an agreement with another manufacturer for the manufacturing of Ponstel subsequent to December 31, 2000.

     On June 22, 2000, the Company acquired exclusive rights to market, distribute and sell the drug Cognex and a new unapproved version of Cognex called Cognex CR, in the U.S. and other countries for $3,500,000 in cash. The Company must also pay up to $1,500,000 in additional purchase price if the Company obtains FDA approval to market Cognex CR. The purchase price was preliminarily allocated among the fair values of tangible and intangible assets and liabilities assumed, the majority of which is being amortized over 20 years.

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

     On April 14, 2000, the Company entered into an amended credit facility with LaSalle Bank that provided for bridge financing of up to $13,000,000 to finance the Company's acquisitions. The Company borrowed $9,500,000 under this bridge loan agreement for the acquisition of Ponstel. Borrowings under the bridge loan bore an interest rate at the Company's choice of the prime rate or LIBOR plus 1.5%. Interest on the bridge loan became payable monthly on May 1, 2000. The bridge loan matured, and was repaid, upon completion of the Company's initial public offering on May 31, 2000.

6.   Initial Public Offering

     On May 31, 2000, the Company completed its initial public offering of 3,800,000 shares of common stock at a price of $8.00 per share. On June 5, 2000, the Company received net proceeds of $28,272,000 pursuant to the offering. On June 30, 2000, the Company's underwriters exercised an over-allotment option and the Company sold an additional 570,000 shares of common stock at $8.00 per share from which the Company received $4,240,800 in net proceeds. After deducting offering expenses of $1,357,578, the Company received net proceeds of $31,155,222 from its initial public offering. The proceeds were used to finance product acquisitions, repay indebtedness and for general corporate purposes.

7.   Related Party Transactions

     In connection with the $9,500,000 bridge loan discussed above, the Company paid a fee of $16,848 to a Trust affiliated with John N. Kapoor, Ph.D., a Director and the President and sole stockholder of the managing general partner of the Company's majority stockholder, in return for the pledge of certain Trust assets as collateral for the loan.

     On May 3, 2000, the Company entered into an Amendment to the Collaboration Agreement with Inpharmakon Corporation, a related party, to amend certain payment terms under its existing Collaboration Agreement between Inpharmakon and the Company relating to the Company's migraine product under development. Under the amended agreement, the Company paid $200,000 to Inpharmakon on June 15, 2000. See "Item 2- Changes in Securities and Use of Proceeds."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

     The Company currently markets and sells 13 brand name prescription drugs through its nationwide sales and marketing force of 147 professionals. The Company seeks to acquire and obtain licenses for pharmaceutical products that other companies do not actively market and increase sales through aggressive promotion and marketing. In addition, the Company seeks to increase the value of existing products by developing new formulations, new delivery methods and seeking new indications for existing products.

RESULTS OF OPERATIONS

     Net Revenues. Net revenues increased $4,126,752, or 75%, over the quarter ended September 30, 1999, to $9,632,716 for the quarter ended September 30, 2000. Net revenues increased $10,912,844, or 80%, over the nine month period ended September 30, 1999, to $24,595,902 for the nine months ended September 30, 2000. Sales of continuing products for the quarter ended September 30, 2000 decreased $77,970, or 1%, compared to the quarter ending September 30, 1999. Sales of continuing products increased $3,147,577, or 24%, over the nine months ended September 30, 1999. Sales of a discontinued product were $81,889 and $327,589 for the quarter and nine month period ended September 30, 1999, respectively. The decrease in sales of continuing products for the quarter ended September 30, 2000 was due to decreased sales of the Company's cough, cold and allergy products. This aniticpated decrease was due to reduced promotion. The company expects that sales of the cough, cold and allergy products will continue to decline as more promotional emphasis is placed on the Company's key growth drivers Nitrolingual Pumpspray, Ponstel, Robinul and Tanafed. The increase in sales of continuing products for the nine month period was primarily due to higher unit sales of Robinul and Tanafed. Sales of the Company's newly acquired and licensed products Nitrolingual Pumpspray, Ponstel and Cognex were $4,286,611 for the quarter ended September 30, 2000 and $8,092,856 for the nine months ended September 30, 2000. The Company began to sell Nitrolingual Pumpspray on February 1, 2000 (under a license agreement entered into in 1999), Ponstel on April 14, 2000 and Cognex on June 22, 2000.

     Cost of Revenues. Cost of revenues increased $441,992 or 46%, to $1,401,940 for the quarter ended September 30, 2000 compared to $959,948 for the quarter ended September 30, 1999. Cost of revenues increased $1,312,015 or 57%, to $3,623,549 for the nine months ended September 30, 2000 compared to $2,311,534 for the nine months ended September 30, 1999.

     Gross Margin. Gross margin for the quarter and nine months ended September 30, 2000 was 85% compared to 83% for the quarter and nine months ended September 30, 1999. This increase resulted primarily from increased sales of Robinul and Robinul Forte, which have higher margins than the Company's other products, as well as sales of the newly acquired Cognex and Ponstel products, which also have higher margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2,461,812, or 74%, to $5,805,848 for the quarter ended September 30, 2000. Selling, general and administrative expenses increased $7,860,945, or 91%, to $16,524,409 for the nine months ended September 30, 2000. Selling related expenses increased due to expansion of the Company's sales force, higher commission expense due to increased sales, increased marketing and promotional expenses due to promotional campaigns for new products, increased sampling of the Company's products, increased training expenses for new and existing sales representatives, and other market research activities. Royalty expense increased due to increased sales of Robinul, Robinul Forte and Zebutal and royalties on sales of Nitrolingual Pumpspray and Tanafed. There was no comparable royalty expense on Tanafed sales in 1999. The Company expects selling expenses to continue to increase for the remainder of 2000 due to higher marketing and promotional expenses for Nitrolingual Pumpspray and Ponstel and due to higher royalty and commission expense.

     General and administrative expenses increased due to additions to the Company's management team and support personnel in the Company's corporate office, higher insurance costs due to increased insurance coverage and higher professional fees related to the Company's SEC reporting requirements. In addition, in March 2000, the Company engaged a consulting firm to make recommendations on the alignment and optimization of its sales force and future expansion possibilities. As a result, the Company has realigned its sales force in order to increase its sales territory coverage area and to optimize the efficiency of the Company's sales representatives.

     Non-Cash Compensation. Non-cash compensation expense was $81,257 for the quarter ended September 30, 2000 compared to $47,839 for the quarter ended
September 30, 1999. Non-cash compensation expense was $251,786 for the nine months ended September 30, 2000 compared to $67,323 for the nine months ended September 30, 1999. This increase resulted from the Company issuing stock options at exercise prices that were lower than the market value of the Company's stock at the time the options were issued, as determined by an independent valuation.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $224,859 or 198% to $338,637 for the quarter ended September 30, 2000. Depreciation and amortization expense increased $435,503 or 142% to $741,371 for the nine months ended September 30, 2000. This increase resulted from higher amortization expense related to the acquisition of Robinul and Robinul Forte in January 1999, Ponstel on April 14, 2000, Cognex on June 22, 2000 and increased depreciation expense for furniture, computer equipment and leasehold improvements at the Company's corporate headquarters. Amortization expense could further increase if the Company concludes any more product acquisitions.

     Research and Development Expense. Research and development expense increased $285,457, or 119%, to $525,564 for the quarter ended September 30, 2000. Research and development expense increased $1,047,611, or 225%, to $1,513,261 for the nine months ended September 30, 2000. This increase resulted from continued development of FHPC 01, the Company's migraine product under development, and the Robinul line extension. In addition, on May 3, 2000, the Company amended the payment terms under its Collaboration Agreement with Inpharmakon Corporation relating to the development of FHPC 01. Under the amended terms, the Company paid a $200,000 fee to Inpharmakon upon completion of the Company's initial public offering. The Company anticipates incurring
$500,000 of research and development expense for the remainder of 2000 and $3,000,000 through 2002 in research and development cost for FHPC 01 relating to conducting clinical trials, filing a new drug application and making milestone payments under the Company's development agreements.

     Interest Expense. Interest expense decreased $86,158, or 88%, to $11,476 for the quarter ended September 30, 2000 due to the company using proceeds from its initial public offering to repay borrowings under the revolving credit facility as well as the term note payable to LaSalle Bank related to the acquisition of Robinul. Interest expense increased $45,690, or 17%, to $316,114 for the nine months ended September 30, 2000. This increase resulted from borrowings under the bridge loan agreement with LaSalle Bank used for the acquisition of Ponstel in April 2000, as well as higher average interest rates. The Company currently does not have any long- term debt outstanding and therefore expects interest expense to decrease. However, the Company could incur significant interest expense in the future if it continues to acquire products and finance the purchase of these products with debt.

     Interest Income. Interest income was $137,209 for the quarter ended September 30, 2000 compared to $3,159 for the quarter ended September 30, 1999. Interest income was $184,740 for the nine months ended September 30, 2000 compared to $7,434 for the nine months ended September 30, 1999. The increase was the result of interest earned on the remaining proceeds from the Company's initial public offering.

     Provision for Income Taxes. Income taxes were provided for at a rate of 40.3% in 2000 compared to 41.7% in 1999. The decrease is primarily due to state income tax structuring initiatives.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements arise from debt service, working capital requirements and funding of acquisitions. The Company has met these cash requirements through cash from operations, proceeds from its line of credit, borrowings for product acquisitions and the issuance of common stock.

     The Company's cash and cash equivalents were $10,810,828 at September 30, 2000. Net cash used in operating activities for the nine months ended September 30, 2000 was $471,242. This use of cash was the result of increased purchases of inventory primarily for Nitrolingual Pumpspray, increased accounts receivable due to higher sales, and higher prepaid expenses. This use was partially offset by increased accounts payable and accrued expenses, net income and non-cash depreciation, amortization and compensation expense. The Company estimates that its supply agreements with its manufacturers require that it purchase approximately $1,400,000 of inventory during the remaining quarter of 2000. The Company is negotiating an agreement win another manufacturer for the manufacture of Ponstel subsequent to expiration of its manufacturing agreement with Warner-Lambert on December 31, 2000. However, the Company believes that based on the current level of inventory of Ponstel and the amount scheduled to be delivered in the first quarter of 2001, that it will have enough inventory to sell Ponstel through 2001. The Company expects to use significant cash for operating activities in the future in connection with the development of FHPC
01. The Company expects to incur approximately $500,000 of research and development expense through the last three months of 2000 and approximately $3,000,000 through 2002.

     Net cash used in investing activities for the nine months ended September 30, 2000 was $16,844,263. The Company purchased Ponstel on April 14, 2000 for $9,500,000 in cash and an additional $3,500,000 financed by the seller. In addition, the Company assumed liabilities for returned products shipped by the seller prior to the acquisition. The Company purchased Cognex on June 22, 2000 for $3,500,000 in cash and assumed liabilities for returned products shipped by the seller prior to the acquisition. Purchases of property and equipment were $335,273 for the nine months ended September 30, 2000 primarily for computer equipment and leasehold improvements at the Company's corporate headquarters.

     Net cash  provided by financing  activities  was  $27,906,645  for the nine months ended September 30, 2000. This source of cash was the result of the Company's initial public offering and the exercise of stock options by former employees that provided net proceeds of $31,168,345 offset by payment on the revolving loan agreement of $800,000 and payment of long-term debt of $2,461,700.

     In May 1998, the Company entered into a credit facility with LaSalle Bank National Association, which was subsequently amended to include a revolving credit facility, a term loan and a bridge loan. The revolving loan is subject to borrowing base limitations. The revolving credit facility provides for borrowings up to $2,500,000 and bears interest at the bank's prime rate, and is due May 2, 2001. At September 30, 2000, the Company had no outstanding balance under the revolving credit facility.

     In January 1999, the Company borrowed $2,400,000 under a term loan with LaSalle Bank. The term loan bore an interest rate at the Company's choice of either the bank's prime rate or LIBOR plus 2%. The term loan was payable in monthly installments of $40,000 plus accrued interest and was due to mature on May 2, 2001. On June 5, 2000, the outstanding balance of $1,640,000 payable under the term loan was paid with proceeds from the Company's initial public offering. On April 14, 2000, the credit facility was further amended to include bridge financing of up to $13,000,000 to finance product acquisitions. On April

14, 2000, the Company borrowed $9,500,000 under this bridge loan for its purchase of Ponstel. Borrowings under the bridge loan bore interest at the Company's choice of the bank's prime rate or LIBOR plus 1.5%. On June 5, 2000 the outstanding balance of $9,500,000 payable under the bridge loan was paid with proceeds from the Company's initial public offering.

     The Company's credit facility with LaSalle Bank is secured by the Company's accounts receivable, inventories, equipment and intangible assets including the Company's intellectual properties. Under the terms of the credit facility, the Company must maintain a minimum net worth plus subordinated debt of $3,300,000 plus 75% of net income, a ratio of liabilities to net worth plus subordinated debt of 2.25 to 1.00, a minimum specified EBITDA, and a fixed charge coverage ratio ranging from .75 to 1.00 to 1.25 to 1.00. The credit facility also limits the Company's ability to incur additional indebtedness, and prohibits substantial asset sales and cash dividends. As of September 30, 2000, the Company was in compliance with these covenants.

     On April 14, 2000, the Company issued a promissory note to Warner-Lambert evidencing $3,500,000 of the purchase price of Ponstel. This promissory note was interest free. The Company paid this promissory note in full with proceeds from the initial public offering.

     The Company believes that its cash and cash equivalents, cash generated from operations plus borrowings available under its credit facility with LaSalle Bank will be adequate to fund its current working capital requirements for at least the next 12 months. However, in the event that the Company makes significant acquisitions in the future, it may be required to raise additional funds through additional borrowings or the issuance of debt or equity securities.

     The Management's Discussion and Analysis of Financial Condition and Results of Operations discussion as well as information contained elsewhere in this Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements about the following:

     o developing new formulations, new delivery methods and seeking new indications for existing products;
     o    increases in selling expenses for Nitrolingual Pumpspray and Ponstel;
     o    concluding further product acquisitions;
     o the Company's product development efforts for FHPC 01 and the Robinul line extension;
     o    obtaining regulatory clearance for FHPC 01;
     o    future development expenses;
     o    capital expenditures;
     o    future inventory levels and purchases; and
     o    adequacy of capital resources.

     When used in this Report, the Company intends the words "may", "believe," "anticipate," "planned," "expect," "require," "intend," and "depend" to identify "forward-looking statements." The Company's forward-looking statements involve uncertainties and other factors, including those described in the "Risk Factors" section of the Company's Registration Statement on Form S-1 (File No. 333-30764) under the headings "Our growth will suffer if we do not acquire rights to additional products", "We may encounter problems in the manufacture of our products that could limit our ability to sell our products", "The availability of a previous version of our Nitrolingual product could reduce its sales", "If our products under development fail in clinical studies or if we fail or encounter difficulties in obtaining regulatory approval for new products or new uses of existing products, we will have expended significant resources for no return", "Our level of debt could reduce our growth", "We expect to require additional funding and if we cannot obtain it, our sales, profits, acquisitions and development projects could suffer" and " Pohl-Boskamp can terminate our rights to Nitrolingual." These risk factors along with the others may cause actual results, performance or achievements, to be different from that suggested by the Company's forward-looking statements. You should not place undue reliance on forward-looking statements. The Company does not intend to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's operating results and cash flows are subject to fluctuations from changes in foreign currency exchange rates and interest rates. The Company's purchases of Nitrolingual Pumpspray under its agreement with Pohl-Boskamp are made in German Deutsche marks. The Company expects to make purchases several times per year under this agreement.

     In addition, sales of Cognex are recognized in the foreign currencies of the respective European countries in which it is sold. While the effect of foreign currency translations has not been material to the Company's results of operations to date, currency translations on export sales or import purchases could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies. To the extent that the Company borrows under its credit facility with LaSalle Bank, it will experience market risk with respect to changes in the general level of the interest rates and its effect upon the Company's interest expense. Borrowings under the Company's credit facility with LaSalle Bank bear interest at variable rates. Because such rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense.

                           PART II - OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

        None

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company's Registration Statement on form S-1 (File No. 333-30764) relating to its initial public offering was declared effective on May 31, 2000. The offering of 3,800,000 shares of common stock, $.001 par value, commenced on May 31, 2000 and closed on June 5, 2000. All 3,800,000 of the shares registered were sold at $8.00 per share for an aggregate price of $30,400,000 before deducting underwriting discounts commissions and underwriting expenses. The managing underwriters of the initial public offering were Chase Securities, Inc., Banc of America Securities LLC, and Thomas Weisel Partners LLC (the "Underwriters"). The Company deducted $2,128,000 in underwriting discounts and commissions and $1,357,578 in offering expenses incurred through September 30, 2000. The Company received net proceeds of $26,914,422. On June 30, 2000, the Underwriters exercised their over-allotment option, pursuant to which the Company sold an additional 570,000 shares of common stock at $8.00 per share for an aggregate price of $4,560,000 before deducting underwriting discounts and commissions of $319,200. The Company received net proceeds of $4,240,800 from the exercise of the over-allotment option. The total net proceeds to the Company from its initial public offering including the exercise of the over-allotment option was $31,155,222.

     Through September 30, 2000, the Company used the proceeds from the initial public offering to repay $9,500,000 due under the bridge loan with LaSalle Bank which it borrowed to purchase Ponstel, $1,640,000 due under the term loan facility with LaSalle Bank and $2,000,000 under the revolving loan facility with LaSalle Bank. The Company also repaid $3,500,000 due under the promissory note issued to Warner-Lambert for the purchase of Ponstel and $3,500,000 to Warner-Lambert Company for the purchase of Cognex. The Company also paid a $200,000 fee to Inpharmakon Corporation under the terms of the Amendment to the Collaboration Agreement with Inpharmakon Corporation dated May 3, 2000.

     The Company currently expects that the remaining proceeds will be used primarily for working capital and general corporate purposes, including the development of new products and for new product acquisitions.

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

     The John N. Kapoor Trust, dated September 30, 1989 (the "Trust") owns 50% of the common stock of Inpharmakon Corporation. The Trust is a partner of Kapoor-Pharma Investments, L.P., the Company's majority stockholder and John Kapoor, Ph.D., the Trustee of the Trust is one of the Company's Directors and is the President and sole stockholder of the managing general partner of Kapoor-Pharma Investments, L.P. In addition, Mahendra Shah, Ph.D., the Company's Chairman and Chief Executive Officer is a director of Inpharmakon Corporation and owns options to purchase 25,000 shares of its common stock.

     Dr. Kapoor is the husband of Edith Kapoor, the Trustee of the Kapoor Children's 1992 Trust and their children are the beneficiaries.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders held September 8, 2000, John N. Kapoor, Ph.D. was re-elected to the Company's Board of Directors as a Class A Director. There were 10,506,329 votes for and 457,643 votes withheld, for Dr. Kapoor. The Company's Class B Directors, Mahendra Shah Ph.D. and Jon S. Saxe and the Class C Directors, R. Brent Dixon and Pierre Lapalme continue to serve on the Board. The terms of the Class A, B and C Directors expire at the Annual Meeting of Stockholders in fiscal year 2003, 2001 and 2002, respectively.

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

              3.1*   -  Restated Certificate of Incorporation

              3.2*   -   Amended and Restated By-Laws

              4.1*   -   Form of Stock Certificate

              27     -   Financial Data Schedule - September 30, 2000
                         (for SEC use only)

              ---------------------

              * Incorporated by Reference from the Company's Registration Statement on Form S-1 (File. No. 333-30764)

        (b) The Registrant has not filed any reports on Form 8-K for the quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 10, 2000.


                                FIRST HORIZON PHARMACEUTICAL CORPORATION


                                By:/s/ Mahendra G. Shah
                                   -----------------------------------------
                                   Mahendra G. Shah, Ph.D.
                                   Chairman and Chief Executive Officer


                                By:/s/ Balaji Venkataraman
                                   -----------------------------------------
                                   Balaji Venkataraman
                                   Vice President of Corporate Development
                                   and Chief Financial Officer
                                   (Principal Accounting and Financial Officer)