Form 10-K
period 2000-12-31
FIRST HORIZON PHARMACEUTICAL CORP
filed 2001-03-14
CIK 1106773

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                          UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 000-30123
                    FIRST HORIZON PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                              58-2004779
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)               Identification No.)

         660 HEMBREE PARKWAY                           30076
              SUITE 106                             (Zip Code)
          ROSWELL, GEORGIA
   (Address of Principal Executive
               Offices)

      Registrant's telephone number, including area code:  (770) 442-9707

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.001 PAR VALUE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Common shares of the registrant outstanding at March 12, 2001 were 13,005,475. The aggregate market value, as of March 12, 2001, of such common shares held by non-affiliates of the registrant was approximately $133,816,282 based upon the last sales price reported that date on the Nasdaq Stock Market of $23.25 per share. (Aggregate market value estimated solely for the purposes of this report. For purposes of this calculation, all executive officers, directors and 10% stockholders are classified as affiliate status.)

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III: Portions of Registrant's Proxy Statement relating to the 2001 Annual Meeting of Stockholders are incorporated into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

     First Horizon Pharmaceutical Corporation was incorporated in Delaware in July 1992 as the surviving corporation of a merger between Century Pharmaceutical Corporation and Horizon Pharmaceutical Corporation. Our principal office is located at 660 Hembree Parkway, Suite 106, Roswell, Georgia 30076 and our telephone number is (770) 442-9707. Our corporate Internet address is www.firsthorizonpharm.com. We do not intend the information contained on our website to be a part of this Annual Report.

     We are a specialty pharmaceutical company that markets and sells brand name prescription drugs. We focus on the treatment of chronic conditions, including cardiovascular diseases and respiratory, gastroenterological and gynecological disorders. Our strategy is to acquire pharmaceutical products that other companies do not actively market that we believe have high sales growth potential, are promotion-sensitive and complement our existing products. In addition, we intend to develop new patentable formulations, use new delivery methods and seek regulatory approval for new indications of existing drugs. We may also acquire companies with complementary products. For the year ended December 31, 2000, our net revenues were $36.6 million.

     Large multinational companies dominate the U.S. prescription pharmaceutical market. These companies often divest products which, as a result of consolidation or lack of strategic fit, do not meet the threshold level of sales required for continued marketing and promotion, as these companies continue to focus on drugs with annual sales in excess of $1 billion. In 1999 and 2000, we acquired and licensed products from American Home Products Corporation, Aventis and Pfizer Inc.

     Since 1992, we have introduced 13 products. We promote our products through our nationwide sales and marketing force of approximately 150 professionals, targeting high-prescribing primary care and specialty physicians such as cardiologists, gastroenterologists, gynecologists and pediatricians. Third parties manufacture all of our products.

     Our key products include Nitrolingual Pumpspray, Robinul and Robinul Forte, Tanafed and Ponstel. We have marketed Tanafed, a liquid cold and allergy product primarily for children, since 1993. In January 1999, we acquired the gastrointestinal products Robinul and Robinul Forte, indicated for use in the treatment of peptic ulcer, from American Home Products Corporation. In July and October 1999, we acquired marketing rights from Pohl-Boskamp and Aventis, respectively, to Nitrolingual, a product used for the acute relief or prevention of chest pain resulting from heart disease. In February 2000, we launched an improved version of Nitrolingual called Nitrolingual Pumpspray. In April 2000, we acquired from Pfizer U.S. rights to market, distribute and sell Ponstel, a product used for the relief of mild to moderate pain and pain associated with menstruation.

FIRST HORIZON STRATEGY

     We believe that our ability to market, acquire and develop brand name products and our ability to increase our sales and improve our marketing infrastructure uniquely positions us to continue to grow. We focus on products that treat chronic conditions primarily because patients and physicians remain loyal to such products. This results in repeat use over an extended period of time, generates recurring consistent revenue streams and lowers marketing costs necessary to maintain existing sales.

     The key elements of our strategy include:

     - Increase sales of products through targeted promotion. We seek to increase sales by promoting our products to high-prescribing primary care and specialty physicians through our nationwide sales and marketing force that includes approximately 150 professionals. For example, according to IMS Health's National Prescription Audit Plus data, prescriptions of our Robinul products and Tanafed have grown 51% and 44%, respectively, from 1999 to 2000. We also use targeted direct mail and telemarketing to promote our products.

     - Identify and license or acquire brand name prescription products. We seek to acquire the rights to brand name pharmaceutical products that we believe will benefit from increased marketing efforts to high-prescribing primary care and specialty physicians, leverage our existing sales infrastructure, complement our existing products and have the potential for market exclusivity. Since 1999, we have acquired or licensed five products.

     - Develop proprietary products and line extensions. We seek to reduce the costs and risks of development by focusing on drugs that the FDA has already approved in the United States. We plan to develop products, including line extensions of our current drugs, using patent-protected delivery systems or formulations that offer market differentiation and the potential for market exclusivity.

     - Acquire companies that sell products that complement our current products and sales strategy. We regularly review opportunities to acquire companies that sell products that complement the current products that we sell and the physicians to whom we promote our products.

PRODUCTS

     We currently market and sell the following products:
--------------------------------------------------------------------------------

                                            YEAR OF
PRODUCT                                   INTRODUCTION              PRODUCT INDICATION
----------------------------------------  ------------   ----------------------------------------
Cognex..................................    2000         Treatment of mild to moderate dementia
                                                         associated with Alzheimer's disease
Ponstel.................................    2000         Relief of mild to moderate pain for
                                                         patients 14 years of age and older for
                                                         therapies lasting less than a week and
                                                         for painful menstruation
Nitrolingual Pumpspray..................    2000         Acute relief or prevention of an attack
                                                         of angina pectoris due to heart disease
Robinul and Robinul Forte...............    1999         Adjunctive therapy for the treatment of
                                                         peptic ulcer
Zebutal Capsules........................    1999         Tension headache
Protuss DM Tablets......................    1997         Cough and congestion
Mescolor Tablets........................    1994         Allergy and runny nose
Protuss-D Liquid........................    1994         Cough and congestion
Zoto-HC Ear Drops.......................    1994         Swimmer's ear infections
Tanafed Suspension......................    1993         Allergy and cold
Defen-LA Tablets........................    1992         Cough and cold
Protuss Liquid..........................    1992         Cough and congestion

---------------

     The FDA approved Cognex, Ponstel, Nitrolingual Pumpspray, Robinul and Robinul Forte based on new drug application submissions. The FDA also approved an abbreviated new drug application for Zebutal. We believe our other products are classified by the FDA as drugs that may be marketed without submitting safety and efficacy data.

Cognex

     In June 2000, we acquired from Pfizer world-wide rights to market, distribute and sell Cognex, as well as rights to a new unapproved controlled release version of Cognex called Cognex CR. Cognex is used for the treatment of mild to moderate dementia associated with Alzheimer's disease. Alzheimer's disease is a progressive, degenerative disease that attacks the brain and results in impaired memory, thinking and behavior. Although no cure for Alzheimer's disease is currently available, good planning and medical and social management can ease the burdens on the patient and family. According to the Alzheimer's Association, approximately four million Americans have Alzheimer's disease. Cognex is one of only four FDA-approved drug treatments for mild to moderate dementia associated with Alzheimer's disease.

Ponstel

     In April 2000, we acquired exclusive U.S. rights from Pfizer to market, distribute and sell Ponstel. Ponstel is used for the relief of mild to moderate pain for patients 14 years of age and older if therapy will be for less than one week and for primary dysmenorrhea, which is pain associated with menstruation. According to the American Pain Foundation, one in three American adults lose more than twenty hours of sleep each month due to pain. Pain costs an estimated $100 billion each year and lost workdays due to pain add up to over 50 million days a year. One class of frequently prescribed pain relievers is nonsteroidal anti-inflammatory drugs, or NSAIDs. Ponstel is a well known NSAID and we believe that its advantages are its non-addictive qualities, low stomach-related side effects and efficacy.

Nitrolingual

     In February 2000, we began marketing Nitrolingual Pumpspray for which we acquired exclusive distribution rights in the United States from Pohl-Boskamp. Nitrolingual Pumpspray is an oral spray of nitroglycerin used for the acute relief or prevention of chest pain associated with angina pectoris that results from heart disease. Pohl-Boskamp holds a patent that was issued in 1993 on the formulation of Nitrolingual that we license. According to the American Heart Association, about 6.2 million Americans suffer from angina pectoris.

     Aventis previously had the rights to market the chlorofluorocarbon (CFC) version of this product named Nitrolingual Spray. We believe that Nitrolingual Pumpspray has marketing advantages over Nitrolingual Spray. Unlike the previous version, Nitrolingual Pumpspray is packaged in a translucent, plastic-coated glass bottle, that allows patients to easily see the amount of product left in the bottle. In addition, Nitrolingual Pumpspray does not contain CFC, making it environmentally friendly.

     The primary competitor to Nitrolingual Pumpspray is nitroglycerin tablets. Unlike tablets, which begin to lose their potency immediately upon opening the bottle, Nitrolingual Pumpspray maintains its potency for two years. Further, studies have shown that Nitrolingual Pumpspray provides for more rapid absorption than the tablets. Each metered dose of Nitrolingual Pumpspray provides for consistent delivery of nitroglycerin. Also, unlike the tablets, Nitrolingual Pumpspray requires no special storage or handling to maintain its potency.

Robinul and Robinul Forte

     In January 1999, we acquired exclusive rights from American Home Products in the United States to Robinul and Robinul Forte, which is a higher-strength dosage of Robinul. Both Robinul and Robinul Forte belong to a class of drugs known as anticholinergics, which reduce the motion of the gastrointestinal tract. The FDA has approved both products for use as a therapy in conjunction with other therapeutics in the treatment of peptic ulcer. Compared to other anticholinergics, the Robinul product line has an overall better side effect profile and is longer acting, thereby requiring fewer doses. We are currently developing a line extension and will seek regulatory approval to use the active ingredient in Robinul to treat symptoms associated with the excessive production of saliva. Since acquiring the products, we have substantially increased the sales of Robinul and Robinul Forte. Industry sources estimate that the U.S. market for anticholinergics was $130 million in 1999.

Tanafed

     Tanafed is a liquid cold and allergy product marketed for children. We believe that pediatricians prescribe Tanafed because it is effective and children prefer its taste. The National Center for Health Statistics estimated that nearly 22 million days were lost from school in 1996 due to colds.

Cough, Cold and Allergy Products

     Our other products for the treatment of cough, cold and allergy are Defen-LA tablets, Mescolor tablets and the Protuss product line, which includes Protuss liquid, Protuss DM tablets and Protuss-D Liquid.

Other Products

     We sell Zoto-HC ear drops for the treatment of swimmer's ear infections and Zebutal capsules for the treatment of tension headaches. A study has shown that approximately nine out of ten people have at least one headache in any given year. Headaches account for approximately 18 million outpatient visits annually to hospitals and healthcare clinics.

PRODUCT DEVELOPMENT

     We seek to maximize the value of drugs by developing new patentable formulations, using new delivery methods and seeking regulatory approval for new indications. Through the use of these distinct formulations and patent-protected delivery systems, we plan to create a marketing advantage over generic drugs and reduce substitution by the pharmacist. Some of these development projects include line extensions which allow us to extend the life cycles of our products. We expect the strength of extensive literature-based clinical data on the active ingredients in our products under development, current acceptance and usage of the active ingredients in these products by healthcare professionals and the safety profile of the active ingredients in approved products will reduce development costs and risks associated with FDA approval.

     We generally seek to contract third parties to formulate, develop and manufacture materials needed for clinical trials and to perform scale-up work. We select third-party contractors that we believe have the capability to commercially manufacture the products. By selecting qualified third parties capable of both developing formulations and providing full-scale manufacturing services, we believe we will be able to shorten development and scale-up times necessary for production. The key advantage to this approach is that the third-party contractor will have the equipment, operational parameters and validated testing procedures already in place for the commercial manufacture of our products. Our management team has experience in selecting and managing activities of third-party contract companies.

Migraine Product (FHPC 01)

     We are developing a proprietary formulation of a product named FHPC 01 for the treatment of migraine headaches, which contains an active ingredient that is currently approved by the FDA for other indications. We have entered into a development agreement with Penwest Pharmaceuticals Co. to develop the product using Penwest's patented TIMERx controlled-release technology. Penwest has also granted us the right to reference their drug master file as necessary for us to submit a new drug application for this product. A drug master file is a submission to the FDA, often in support of a new drug application, that companies may use to provide confidential, detailed information to the FDA about facilities, processes or articles used in the manufacturing, processing, packaging and storing of one or more human drugs without disclosure to third parties. We have developed a once a day formulation for this product and we filed an investigational new drug application for this product on February 17, 2000 which has been accepted by the FDA. We have engaged Parexel International to conduct clinical trials for this product. We recently completed a Phase I clinical trial for this product, and are in discussions with the FDA to clarify their expectations on further clinical trials before commencing those trials. The National Institute of Health estimates that 28 million Americans suffer from migraine headaches. Of these, approximately half suffer from migraines that are moderately to severely disabling.

Excessive Salivation Product (FHPC 02)

     We are developing a product named FHPC 02 for the treatment of the symptoms associated with the excessive production of saliva primarily in children. This product will be a line extension of our Robinul products. We have entered into an agreement with Mikart to develop a new dosage form and to manufacture the product. On December 29, 2000, we filed an investigational new drug application for this product which has been accepted by the FDA. We plan to initiate clinical trials and file a supplementary new drug application to market the product. Excessive salivation, also known as sialorrhea, is a socially embarrassing condition that occurs in patients, including those who suffer from cerebral palsy and other neurodevelopmental diseases.

SALES AND MARKETING

     To maximize the effectiveness of our selling efforts, our sales force focuses on high-prescribing primary care and select specialty physicians. Our sales force seeks to develop close relationships with these physicians and respond to their needs. During 2000, we expanded our sales and marketing force from 133 to approximately 150 professionals nationwide.

     We sell our products to pharmaceutical wholesalers (who in turn distribute to pharmacies), chain drug stores, other retail merchandisers and, on a limited basis, directly to pharmacies. For the year ended December 31, 2000, sales to our top five pharmaceutical wholesalers accounted for over 73% of all of our sales. The following four wholesalers each accounted for 10% or more of all of our sales: McKesson HBOC, Inc. (29%), Cardinal Health, Inc. (14%) and Bergen Brunswig Corporation (12%) and Bindley Western Industries, Inc. (10%).

     We have traditionally targeted our sales efforts in areas with low managed-care penetration in which it is easier to establish a presence. In addition, we have a group of sales professionals that focuses exclusively on building relationships with managed-care organizations that can be leveraged across markets. We continue to strengthen this group to gain access to formularies and develop long-term working relationships that may lead to adoption of our products.

     For the years ended December 31, 2000, 1999 and 1998, Nitrolingual Pumpspray accounted for 24%, less than 1% and 0%, respectively, of our total sales. For the years ended 2000, 1999 and 1998, Robinul and Robinul Forte accounted for 20%, 26% and 0%, respectively, of our total sales. In 2000, 1999 and 1998, Tanafed accounted for 22%, 24% and 31%, respectively, of our total sales.

     Although our business is generally non-seasonal, sales of certain products, such as cough and cold products, increase slightly between October and March due to the cold and flu season. We expect the impact of seasonality to decrease as we acquire or obtain licenses for products that treat chronic conditions. However, we anticipate that the seasonality may continue to affect sales for the foreseeable future.

THIRD-PARTY AGREEMENTS

Cognex

     In June 2000, we acquired from Pfizer world-wide rights to market, distribute and sell Cognex as well as rights to a new unapproved version of Cognex, called Cognex CR. We paid $3.5 million in cash for Cognex. In addition, we acquired rights to a new unapproved version of Cognex, called Cognex CR. We must pay Pfizer up to $1.5 million in additional purchase price if we obtain FDA approval to market Cognex CR in the United States.

     Under this agreement, we must submit reports to the FTC regarding the status of FDA approvals of Cognex and our efforts to market the product. In the event that we voluntarily stop selling Cognex for 60 days or more, other than for reasons outside our control, the FTC may order that Cognex revert back to Pfizer and be divested by the FTC to another purchaser. In addition, subject to an extension, the FTC may order us to return Cognex if we fail to pursue the sale and manufacture or third-party manufacture of Cognex within one year from receiving FTC approval which occurred in June 2000.

     Under the purchase agreement for the Cognex transaction, we are required to pay royalties upon achieving certain net sales levels of Cognex. We do not expect to pay significant royalties in the near future.

     The purchase agreement for Cognex provides for a supply agreement under which an affiliate of Pfizer will manufacture and supply to us either Cognex or the active ingredient in Cognex for two years after the Cognex transaction closed in June 2000, subject to a one year renewal. We paid an agreed upon price for the supply of Cognex and the active ingredient. The supply agreement contains designated quantities of Cognex and its active ingredient that Pfizer's affiliate will supply to us and that we must purchase. We plan to secure a replacement manufacturer for Cognex and are currently in negotiations with a potential manufacturer.

     Pfizer has provided us with a new drug application package for our use in seeking approval from the FDA and international regulatory authorities to market and sell Cognex CR. However, we must obtain from ALZA Corporation rights to a portion of the new drug application which has not been provided to us by Pfizer. ALZA controls the manufacture and intellectual property rights for the drug delivery systems of Cognex CR. We may have to undertake additional clinical studies to obtain approval of the product. We must pay Pfizer up to $1.5 million in additional purchase price if we obtain FDA approval to market Cognex CR. If approved, Cognex CR will also treat mild to moderate dementia associated with Alzheimer's disease, but we believe that the new version will offer convenience to patients by reducing the dosing from four times per day to one time per day.

     In December, 2000, we entered into an agreement with OTL Pharma of France granting them exclusive rights to sell and distribute Cognex, in Germany, France, Spain, Belgium and Luxembourg through 2004, subject to four one year renewals. This agreement provides OTL Pharma with a right of first refusal to sell Cognex CR in these countries upon appropriate regulatory approval in such countries, which approvals OTL Pharma is required to obtain. OTL Pharma will also be responsible for all regulatory matters related to the sale and distribution of Cognex in these countries. We must pay OTL Pharma a commission based on amounts collected by OTL Pharma and remitted to us from the sale of Cognex.

     In January 2001, we entered into a distribution agreement with Genesis Pharma of Athens granting Genesis Pharma exclusive rights to distribute Cognex in Greece, Turkey, Cyprus, Bulgaria, Romania, Croatia, Slovenia, Serbia, Bosnia and Albania through December 31, 2005, subject to four one year renewals. Under the agreement, Genesis Pharma will purchase Cognex from us from time to time at a price based on a government mandated maximum price set for Greece.

     OTL Pharma's and Genesis Pharma's services under these agreements will include maintenance of Cognex registrations, contact with regulatory authorities including reporting requirements, responding to customer complaints, sales administration, shipping management, billing, processing of returns, storage, responding to any regulatory inquiries or investigations, responding to any customer complaints and communicating with physicians in relation to the product.

Ponstel

     In April 2000, we acquired exclusive rights from Pfizer to market, distribute and sell Ponstel in the United States. The total purchase price was $13 million. We paid $9.5 million in cash, which we borrowed under a bridge loan, and issued a promissory note to Pfizer for $3.5 million for the rights to this product. We repaid both the bridge loan and promissory note in June 2000 with the proceeds of our initial public offering.

     In April 2000, we also entered into a supply agreement through the first quarter of 2001 with Pfizer under which Pfizer supplies us with designated quantities of Ponstel. We are in the process of amending this agreement to extend it through approximately the second quarter of 2001. We pay Pfizer an agreed upon price for the supply of Ponstel.

     In December 2000, we signed an agreement with West-ward Pharmaceuticals to manufacture Ponstel after West-ward obtains FDA approval to manufacture the product. We anticipate that this will occur by the fourth quarter of 2001. The term of this agreement is five years subject to automatic annual renewals. We must purchase all of our requirements for Ponstel from West-ward and are subject to minimum purchase requirements. We must pay West-ward a price for Ponstel based on a multiple of West-ward's direct cost of goods sold in the manufacture and supply of the product. In addition, we must pay West-ward milestone payments, as long as no generics have been introduced, upon certain anniversary dates of FDA approval of the manufacture of Ponstel by West-ward. West-ward is currently in the process of manufacturing the required pilot batches in order to obtain such approval.

Nitrolingual Pumpspray

     In July 1999, we acquired from Pohl-Boskamp exclusive U.S. rights to distribute, market and sell Nitrolingual Pumpspray beginning on February 1, 2000 for five years plus an additional five-year renewal period subject to establishing mutually acceptable minimum sales requirements. Under the agreement, Pohl-Boskamp supplies us with our requirements of product at prices that decrease as volume purchased in each year increases. We must purchase designated minimum quantities in each year of the agreement or pay a fee to keep the agreement in effect. We must also pay a royalty on net sales of the product. Also, Pohl-Boskamp can terminate our distribution agreement for Nitrolingual if we do not sell specified minimum quantities of the product each year, if a company with a product competitive with Nitrolingual acquires direct or indirect influence or control over us, or if a very significant change in our stockholders occurs so that Kapoor-Pharma Investments and our employees, management, directors, and any of their respective affiliates, do not in the aggregate directly or indirectly beneficially own at least 20% of our shares.

     Aventis had exclusive rights through January 2000, to a version of the product containing CFC named Nitrolingual Spray. To promote earlier adoption of Nitrolingual Pumpspray, we obtained exclusive marketing rights from Aventis to market Nitrolingual Spray in the United States as of November 22, 1999. We promoted Nitrolingual Spray for a short period of time to reduce inventories of the product in the distribution channels. Since the launch of Nitrolingual Pumpspray, we have not marketed Nitrolingual Spray.

Robinul/Robinul Forte

     In January 1999, we acquired exclusive rights in the United States to Robinul and Robinul Forte tablets from American Home Products Corporation. We must pay royalties on net sales under our license agreement with American Home Products. We negotiated for American Home Products Corporation or its designee to continue to manufacture and supply the product to us until July 29, 2001. We have an agreement with Mikart, dated April 23, 1999, for Mikart to become qualified under applicable regulations to manufacture and supply our requirements for Robinul. Under this agreement, Mikart will manufacture the products for five years from the time Mikart becomes a qualified manufacturer plus renewal terms of one year until either party elects not to renew. The agreement with Mikart requires that we purchase certain designated minimum quantities.

Tanafed

     In January 1996, we obtained exclusive distribution rights from Unisource Inc. to Tanafed in North America through December 31, 2003 plus an additional seven years at our option. The agreement requires us to purchase all of our requirements for Tanafed from Unisource, including at least certain minimum quantities of Tanafed in each year of the agreement. We entered into a patent license agreement with Jame Fine Chemicals, Inc., a supplier of a raw material for Tanafed, effective January 1, 2000. This agreement grants us a semi-exclusive license to use, sell and distribute finished products containing an active ingredient used in Tanafed. The licensed patent covers the manufacturing process of an active ingredient used in Tanafed. The license continues through the life of the licensed patent, which expires in 2014. We paid an up-front license fee and agreed to pay certain royalties based on net sales of Tanafed at rates which we believe are within industry customary ranges. Another party also has a license for one of the active ingredients in Tanafed.

Migraine Product (FHPC 01)

     In October 1998, we entered into an agreement with Inpharmakon Corporation in which we acquired rights to the proprietary information for the migraine product FHPC 01 for which we recently completed Phase I clinical studies and plan to submit a new drug application. The agreement expires on October 31, 2008, but we may renew it indefinitely after expiration. In May 2000, we entered into an amendment to this agreement in which Inpharmakon Corporation released us from all previous claims that Inpharmakon Corporation may have had under the agreement, and deleted the required time within which we must commence clinical trials and file for regulatory approval of the product. Under the amended agreement, we must develop a workable once-a-day formulation for the drug, conduct clinical trials and file for and exert reasonable efforts to obtain regulatory approval for the drug. If we do not obtain regulatory approval of the drug within three years after filing for such approval and thereafter commence and continue to aggressively market and sell the product, Inpharmakon may terminate the agreement. In the event that Inpharmakon terminates the agreement for failure to achieve these milestones, Inpharmakon may purchase rights to develop the drug at our costs to date. We must also pay up to an aggregate of $950,000 in non-refundable fees to Inpharmakon at various developmental milestones through and including regulatory approval of the product, and, in the event of commercial sales of the product, we must pay royalties at rates which we believe are within industry customary ranges. Under this agreement we also paid Inpharmakon $200,000 upon completion of our initial public offering in June 2000. If we elect to sell the business opportunity to a third party, we must share the proceeds of the sale with Inpharmakon.

     In March 1999, we acquired rights from Penwest Pharmaceuticals Co. to use Penwest's TIMERx controlled-release technology to develop FHPC 01. Under the Penwest agreement, we have the right to manufacture, use and sell the developed product in North America and Mexico for a period extending 15 years from the date a new drug application is issued for the product, as well as a license under certain Penwest patents. We must pay Penwest up to an aggregate of approximately $2,600,000 of non-refundable fees upon achieving specified development milestones through the first anniversary of the first commercial sale of the product following regulatory approval and royalties upon any sales of the migraine product at rates which we believe are within industry customary ranges. Penwest may terminate the agreement in the event we fail to timely achieve designated performance milestones within prescribed time periods including the completion of clinical trials by April 2002, applying for FDA approval of the product within six months after completing clinical trials and commercially launching the product within two months after obtaining FDA approval. Penwest may also terminate the agreement if we fail to either sell specified minimum quantities of the product each year after approval of the product or pay the applicable royalty to Penwest as if we had sold such minimum quantity.

Excessive Salivation Product (FHPC 02)

     In January 2001, we entered into a manufacturing and supply agreement with Mikart granting Mikart exclusive rights to manufacture and package our product under development for the treatment of excessive salivation upon approval of the product by the FDA and upon approval by the FDA of the manufacture of the product by Mikart. The term of this agreement expires five years after FDA approval of the new drug application or supplemental new drug application for the product, subject to automatic one-year renewals.

Other Products

     Generally, our other products are manufactured pursuant to manufacturing and supply agreements for remaining terms ranging from two to nine years. Generally, these agreements require that we purchase all of our requirements for these products from the manufacturers which are a party to these agreements, including specified minimum purchase quantities of the product for each year. Except for our Defen-LA, Protuss-D and Zoto-HC products, these agreements generally state that the product supplier will provide products only to us.

MANUFACTURERS AND SINGLE SOURCE SUPPLIERS

     We use third-party manufacturers for the production of our products for development and commercial purposes. Given the general under-utilization of resources, the availability of excess capacity for manufacturing in the marketplace and the lower cost of outsourcing, we intend to continue to outsource our manufacturing for the near term.

     We currently use the services of seven third-party manufacturers for our products and have entered into an agreement with one which is scheduled to begin the manufacture of Ponstel for us during the fourth quarter of 2001 after obtaining FDA approval to do so. These manufacturers manufacture our products pursuant to our product specifications. We have manufacturing and supply agreements with six of these manufacturers. The terms of these agreements generally range from two years to ten years except for the supply agreement with Pfizer for Ponstel, which expired December 31, 2000, and was extended through the first quarter of 2001 and which we are in the process of amending to extend through the second quarter of 2001. Under some of these agreements, the manufacturers or other third parties own rights to the products that we have under our marketing licenses. We have not entered into agreements for alternative manufacturing sources for any of our products. The suppliers of Nitrolingual Pumpspray and the raw material for Tanafed hold patents relating to their respective products. The patents may provide us with a competitive advantage because the patents create a barrier to entry to other companies that might otherwise seek to develop similar products.

TRADEMARKS

     Because of the large number of products on the market which compete with our products, we believe that our brand names are an important factor in establishing product recognition. We have applied for a U.S. registered trademark for First Horizon Pharmaceutical. Our products are sold under a variety of trademarks registered in the United States, including Ponstel, Zoto-HC, Protuss, Mescolor, Defen, Zebutal and Tanafed. We own the U.S. rights to the Cognex trademark and its international counterparts. Further, we have been licensed rights to use the Nitrolingual, Robinul and Ponstel trademarks in the United States from Pohl-Boskamp, American Home Products and Pfizer, respectively. We have rights to the TIMERx trademark pursuant to our rights to market the product we have under development with Penwest. Our trademark registrations could be challenged by others which could result in the loss of use of one or more of our trademarks. Maintenance of our trademarks requires that we enforce our rights by preventing infringement by third parties, and we may not have the resources to stop others from infringing our trademarks.

PATENTS

     We consider the protection afforded by patents important to our business. We intend to seek patent protection in the United States and selected foreign countries where deemed appropriate for products we develop. We cannot assure you that any patents will result from our patent applications, that any patents that may issue will protect our intellectual property or that any issued patents will not be challenged by third parties. In addition, if we do not avoid infringement of the intellectual property rights of others, we may have to seek a license to sell our products, defend an infringement action or challenge the validity of the intellectual property in court, all of which could be expensive and time consuming.

Nitrolingual Pumpspray

     By virtue of our distribution agreement with Pohl-Boskamp for Nitrolingual Pumpspray, we are afforded marketing exclusivity arising from Pohl-Boskamp's 1993 U.S. patent relating to the product. This patent expires in 2010.

Tanafed

     We entered into a licensing agreement with the raw material supplier for our Tanafed product effective January 1, 2000. This agreement grants us a license to market and distribute Tanafed for which the manufacturer has a patent covering the manufacturing process of one of its active ingredients. This patent expires in 2014.

Cognex

     We own certain patent rights relating to the use of an active ingredient in Cognex to treat conditions associated with Alzheimer's disease. These patents expire from 2001 to 2007.

Migraine Product (FHPC 01)

     Pursuant to our development agreement with Penwest for a once-a-day migraine product, we are the licensee of certain Penwest patents for the purpose of manufacturing and marketing the product under development. These patents expire from 2008 through 2016.

Active Ingredient in Robinul/Robinul Forte

     In 1999, we filed a patent application directed to the use of glycopyrrolate for the treatment of certain new indications. Glycopyrrolate is the active ingredient in Robinul and Robinul Forte.

Cardiac Conditions

     In April 2000, we filed a patent application directed to the use of combinations of active agents for treatment of a variety of cardiac conditions. Such combinations may also include unique formulations for delivery.

COMPETITION

     The market for drugs is highly competitive with many established manufacturers, suppliers and distributors actively engaged in all phases of the business. We believe that competition in the sale of our products is based primarily on price, service, availability and product efficacy. Our brand name pharmaceutical products may be subject to competition from alternate therapies during the period of patent protection and thereafter from generic equivalents. Some of our products have generic equivalents in the marketplace.

     We also compete with other pharmaceutical companies for new products and product line acquisitions. These competitors include Dura Pharmaceuticals, Inc., Forest Laboratories, Inc., Watson Pharmaceuticals, Inc., King Pharmaceuticals, Inc., Shire Pharmaceuticals Group plc and other companies that acquire branded product lines from other pharmaceutical companies.

GOVERNMENT REGULATION

     According to the Federal Food, Drug and Cosmetic Act ("FDC Act"), all new drugs are subject to premarket approval by the FDA. Applicable FDA law will treat our development of new products and new uses for approved products or the development of any of our line extensions as "new drugs," which requires the submission of a new drug application ("NDA") or a supplemental NDA ("sNDA"), and approval by the FDA.

     The steps required for approval of an NDA or sNDA may include:

     - extensive pre-clinical toxicology and pharmacology studies;

     - submission to the FDA of an investigational new drug application ("IND"), which must become effective before human clinical trials can be commenced;

     - a series of preliminary clinical studies to demonstrate safety (Phase I) and optimal dosing and pharmacologic effects (Phase II);

     - adequate and well-controlled human clinical trials (Phase III) to establish the safety and effectiveness of the product;

     - submission of an NDA or an sNDA to the FDA (typically six to 12 month internal FDA review cycle);

     - presentation of NDA data to an FDA Advisory Panel for its recommendation; and

     - FDA approval of the NDA or sNDA prior to any commercial sale or shipment of the product.

     Pre-clinical studies generally include laboratory evaluation of product chemistry and formulation, as well as toxicological and pharmacological animal studies, to assess quality and safety and provide a basis for design of the human clinical trials. An applicant submits the results of the pre-clinical studies with chemistry, manufacturing and control information and pharmacology and toxicology data in support of the proposed clinical study design to the FDA as a part of an IND and for review by the FDA prior to the commencement of human clinical trials. Unless the FDA says otherwise, the IND will become effective 30 days following its receipt by the FDA; however, the FDA may place an IND on "clinical hold" until the sponsor generates and supplies the FDA with additional data, which prohibits the sponsor of the IND from commencing with clinical studies.

     Clinical trials involve the administration of the investigational new drug to humans under the clinical study protocols that had been submitted to the FDA in the IND. The conduct of the clinical trials is subject to extensive regulation including compliance with good clinical practices, obtaining informed patient consent, sponsor monitoring and auditing of the clinical, laboratory and product manufacturing sites and review and approval of each study by an institutional review board. Clinical trials are typically conducted in three sequential Phases, although Phases may overlap. In Phase I, the investigational new drug usually is administered to 20-50 healthy human subjects and is tested for safety. Phase II usually involves studies in a limited patient population (50-200 patients) to:

     - determine the initial effectiveness of the investigational new drug for specific indications;

     - determine dosage tolerance and optimal dosage; and

     - identify possible adverse effects and safety risks.

     When an investigational new drug is found to be effective and to have an acceptable safety profile in Phase II evaluation, Phase III trials are undertaken to further evaluate clinical effectiveness and to further test for safety within an expanded patient population of usually 200 or more patients. The FDA reviews both the clinical plans and the results of the trials and may require the study to be discontinued at any time if there are significant safety issues or lack of efficacy. In some cases, the FDA can request Phase IV clinical studies to be conducted as a condition of approval of the NDA, to be performed after the NDA approval with a timeframe. These studies can be designed to obtain additional safety and efficacy data, detect new uses for or abuses of a drug, or determine effectiveness for labeled indications under conditions of widespread usage. These studies can involve significant additional expenses, and failure to perform these Phase IV studies within the FDA stated timeframe can result in the FDA withdrawing the NDA approval.

     Once the FDA has approved an NDA, the holder of the NDA may request changes in the conditions of approval contained in its NDA through a supplement to the original NDA, termed an sNDA. The format, content and procedures applicable to NDA supplements are generally the same as those for NDAs. However, the only information required in a supplement is that needed to support the requested change. If the NDA or sNDA is based on new clinical investigations which are essential to the approval of the application, other than bioavailability studies, it may qualify for a three-year period of administrative exclusivity, distinct from any applicable patent protection that may exist. The FDA may also require user fees in excess of $280,000 for prescription drug NDAs or sNDAs. Supplements proposing to include a new indication for use in pediatric populations are not subject to user fees.

     Another form of an NDA is the so-called "505(b)(2)" NDA, which applicants submit pursuant to Section 505(b)(2) of the FDC Act. This type of NDA permits the cross-referencing of safety and effectiveness studies that the applicant has not conducted or been granted a right of reference by the sponsor of the animal or human studies, submitted in a prior NDA or in the literature which utilized the same drug. In addition, the FDA recommends a 505(b)(2) NDA for a modification, such as a new dosage form or drug delivery form, of a previously approved drug which requires more than merely bioequivalence data. This 505(b)(2) NDA is similar to a full NDA, except that, under conditions prescribed by the FDA, it may be supported in whole or in part by one or more animal and human study investigations in the originator NDA or those published in scientific literature in lieu of the applicant's clinical trials. We intend to submit this type of NDA application to market potential product line extensions or new uses of already-approved products.

     In addition, if we submit a 505(b)(2) NDA or abbreviated NDA ("ANDA"), the FDA will require us to certify as to any patent which covers the drug for which we seek approval. If there is a patent in existence, a certain type of certification commonly referred to as a "paragraph 4 certification" is made and proper notice to the patent holder of our intent to market the drugs is given, and the patent holder makes an infringement claim within a specified time period, then the FDA will not approve our marketing application for 30 months or until the patent litigation is resolved, whichever occurs sooner. In addition, distinct from patent considerations, approval of a generic type of ANDA could be delayed because of the existence of five or three years of administrative non-patent exclusivity afforded by the FDA for the innovator drug; however, in certain proscribed cases, this non-patent exclusivity may not prevent the submission and approval of competitor applications.

     The least burdensome application for new drug approval is the ANDA, which may apply to a new drug that is shown to be bioequivalent to a drug previously approved by the FDA for safety and effectiveness and listed as the drug to which bioequivalence must be shown. An applicant may submit an ANDA for products that are the same as an approved originator drug regarding active ingredient(s), route of administration, dosage form, strength and conditions of use recommended on the labeling. The ANDA requires only bioequivalence data and other technical and manufacturing information, but typically no safety and effectiveness studies.

     Even after obtaining regulatory approval, such approval may require post-marketing (Phase IV) testing and surveillance to monitor the safety of the product. In addition, the product approval may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. At present, companies cannot export pharmaceutical products that cannot be lawfully sold in the United States unless certain statutorily prescribed conditions are met.

     FDA regulations require that we report adverse events suffered by patients, submit new marketing and promotional materials, submit changes we plan to make to the product manufacturing or labeling and comply with recordkeeping requirements and requirements relating to the distribution of drug samples to physicians. In the event that we do not comply with the FDA requirements, the manufacture, sales and distribution of our products may be suspended, and we may be prevented from obtaining FDA approval of new products. We received a FD-483 at the conclusion of a recent FDA inspection that listed observations relating to record keeping and reporting. We submitted a response, and the FDA has replied that the corrective actions appear to address the issues, but will verify the corrections at the next scheduled inspection.

     Our third-party manufacturers must adhere to FDA regulations relating to current good manufacturing practice ("cGMP") regulations, which include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned and salvaged products. Ongoing compliance with cGMP procedures, labeling and other regulatory requirements are monitored through periodic inspections and market surveillance by state and federal agencies, including the FDA. It is also our obligation to periodically monitor the FDA compliance of our third-party manufacturers. Failure by our third-party manufacturers to comply with these rules could result in sanctions being imposed, including fines, injunctions, civil penalties, suspension or withdrawal of FDA approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. In addition, we rely upon our third-party manufacturers to provide many of the documents that we use to comply with our FDA reporting requirements for Ponstel, Robinul, Robinul Forte and Nitrolingual.

     In addition, we are subject to fees under the Prescription Drug User Fee Act for new drug applications for new drug products and sNDAs for new uses, except that we may qualify for a waiver of the fee for our first new drug application. We will be responsible for paying these fees for NDAs, sNDAs and subsequent submissions, unless we receive approval from the FDA for a waiver, reduction or refund. We are also subject to regulation under other federal and state laws, including the Occupational Safety and Health Act and other environmental laws and regulations, national restrictions on technology transfer and import, export and customs regulations. In addition, some of our products that contain controlled substances, such as Protuss and Protuss-D, are subject to Drug Enforcement Administration regulations relating to storage, distribution, importation and sampling procedures. We have registered with the Drug Enforcement Administration under the Controlled Substances Act which establishes, among other things, registration, security and recordkeeping requirements. We must also comply with federal and state anti-kickback and other healthcare fraud and abuse laws.

     In addition, whether or not we obtain FDA approval, we must obtain approval of a pharmaceutical product by comparable governmental regulatory authorities in foreign countries prior to the commencement of clinical trials and subsequent marketing of such product in such countries. The approval procedure varies from country to country, and the time required may be longer or shorter than that required for FDA approval.

ORPHAN DRUG DESIGNATION

     We may request orphan drug status for some of our products under development. Orphan drug designation may be granted to those products developed to treat diseases or conditions that affect fewer than 200,000 persons in the United States or that affect more than 200,000 persons in the United States and for which there is no reasonable expectation that the cost of developing and making a drug in the United States for such disease or condition will be recovered from sales in the United States of such drug. Under the law, the developer of an orphan drug may be entitled to seven years of market exclusivity following the approval of the product by the FDA, exemption from user fee payments to the FDA and a tax credit for the amount of money spent on human clinical trials. However, we must be the first to receive FDA marketing approval to receive market exclusivity under the orphan drug statute should there be a competitor with a similar molecular entity pursuing the same intended clinical use. Although we may get market exclusivity under the Orphan Drug Act, the FDA will allow the sale of a molecularly equivalent drug which is clinically superior to or a molecular entity different from another approved orphan drug, although for the same indication, during the seven-year exclusive marketing period. We cannot be sure that any of our products under development would ultimately receive orphan drug designation, or that the benefits currently provided by this designation, if we were to receive it, will not subsequently be amended or eliminated. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

REIMBURSEMENT

     Our ability to market our products successfully will depend in part on the extent to which reimbursement for the costs of the products will be available from government health administration authorities, private health insurers and managed care organizations in the United States and in any foreign markets where we may sell our products. Third-party payors can affect the pricing or relative attractiveness of our products by regulating the reimbursement they provide on our products and competing products. Insurance carriers may not reimburse healthcare providers for use of our products used for new indications. Domestic and foreign government and third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new pharmaceutical products.

DESI REGULATORY STATUS

     The regulatory status of our Protuss, Protuss-D, Protuss-DM, Zoto-HC, Tanafed, Mescolor and Defen-LA products, allows third parties to more easily introduce competitive products, and may make it more difficult for us to sell these products in the future. Currently, an FDA program allows us, in our opinion, to manufacture and market these products and permits others to manufacture and market the same and similar products without submitting safety or efficacy data. These markets are already highly competitive and, except for a license to one of the raw materials in Tanafed, we do not hold rights in patents protecting us against such competitive pressures. This results in increased competition because other companies can enter the market without having to submit safety and efficacy data to sell competing products. On several occasions, the FDA has considered changing the classification of these types of drugs from prescription to over-the-counter use. If they do change the classification, we might have to reformulate them, submit safety and efficacy data on our products which could be costly, or we might have to discontinue selling these products if the FDA does not approve our marketing application. We could lose third-party reimbursement for the products and face increased competition. We are unable to predict the timing of any of these actions, but they could occur soon.

     In addition, the FDA considers these types of products to be "new drugs", but has indicated its intent to exercise enforcement discretion and not pursue regulatory action unless certain conditions occur. If these conditions were to materialize, or the FDA disagreed with our conclusions about the regulatory status of these products, we might be required to submit a new drug application and/or cease marketing until the FDA grants approval to do so. The FDA could also, at any time, promulgate new regulations or policies to require the submission of a new drug application for each of these products.

BACKLOG

     As of December 31, 2000, we had no material backlog.

INSURANCE

     We maintain a product liability insurance policy. We do not maintain business interruption insurance.

EMPLOYEES

     We had 178 full-time employees as of December 31, 2000, including 154 sales and marketing employees in the field, and 24 in management, finance and administration. We also maintain active independent contractor relationships with various individuals with whom we have consulting agreements. We believe our employee relations are good. None of our employees is subject to a collective bargaining agreement.

ITEM 2.  PROPERTIES

     We lease a 24,300 square-foot facility in Roswell, Georgia. Our facility includes space for offices and a warehouse. This lease expires on August 31, 2003. We also lease executive office space on a short-term basis in Raleigh, North Carolina, and Phoenix, Arizona, for our regional managers. We believe that our facilities are adequate for our current requirements; however, we anticipate that as we grow, we will require additional facilities.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we may become involved in routine litigation. Currently, we are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "FHRX." There were approximately 108 stockholders of record on March 13, 2001.

     Our Common Stock began trading on May 31, 2000 and the price range of common stock is described below:

                                                                    2000
                                                              -----------------
                                                               HIGH       LOW
                                                              -------   -------
Second quarter (May 31 through June 30).....................  $12.375   $ 7.875
Third quarter (ended September 30)..........................  $19.00    $ 9.125
Fourth quarter (ended December 31)..........................  $33.50    $12.875

DIVIDEND POLICY

     We have never paid and have no plans to pay any dividends on our common stock in the foreseeable future. Instead, we intend to retain any earnings for use in our business operations.

RECENT SALES OF UNREGISTERED SECURITIES

     During 2000, we sold or issued the following unregistered securities:

          At various times during 2000, we issued to certain employees and consultants options to purchase in the aggregate up to 300,750 shares of common stock at exercise prices ranging from $8.00 to $10.6875 per share.

     Exemption from the registration provisions of the Securities Act for the transaction described above was claimed under section 3(b) of the Securities Act on the basis that such securities were sold pursuant to a written compensatory benefit plans or pursuant to a written contract relating to compensation and not for capital raising purposes under Rule 701 of the Securities Act.

INITIAL PUBLIC OFFERING AND USE OF PROCEEDS

     Our registration statement on form S-1 (File No. 333-30764) relating to our initial public offering was declared effective on May 31, 2000. The offering of 3,800,000 shares of common stock, $.001 par value, commenced on May 31, 2000 and closed on June 5, 2000. All 3,800,000 of the shares registered were sold at $8.00 per share for an aggregate price of $30,400,000 before deducting underwriting discounts commissions and underwriting expenses. The managing underwriters of the initial public offering were Chase Securities, Inc., Banc of America Securities LLC, and Thomas Weisel Partners LLC (the "Underwriters"). We deducted $2,128,000 in underwriting discounts and commissions and $1,393,450 in offering expenses incurred through December 31, 2000. We received net proceeds of $26,878,550. On June 30, 2000, the Underwriters exercised their over-allotment option, pursuant to which we sold an additional 570,000 shares of common stock at $8.00 per share for an aggregate price of $4,560,000 before deducting underwriting discounts and commissions of $319,200. We received net proceeds of $4,240,800 from the exercise of the over-allotment option. Our total net proceeds from the initial public offering including the exercise of the over-allotment option was $31,119,350.

     Through December 31, 2000, we used the proceeds from the initial public offering to repay $9,500,000 due under the bridge loan with LaSalle Bank which we borrowed to purchase Ponstel, $1,640,000 due under the term loan facility with LaSalle Bank and $2,000,000 under the revolving loan facility with LaSalle Bank.

We also repaid $3,500,000 due under the promissory note issued to Warner-Lambert for the purchase of Ponstel and $3,500,000 to Warner-Lambert Company for the purchase of Cognex. We also paid a $200,000 fee to Inpharmakon Corporation under the terms of the Amendment to the Collaboration Agreement with Inpharmakon Corporation dated May 3, 2000.

     We currently expect that the remaining proceeds will be used primarily for general corporate purposes, including equity investments in other companies and the development of new products and new product acquisitions which may include the payment of licensing fees and milestone payments. We might also use a portion of the remaining proceeds to acquire complementary businesses.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data is qualified by reference to and should be read in conjunction with our financial statements and the related notes and other financial information included elsewhere in this Annual Report, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data as of December 31, 1997, 1998, 1999 and 2000, were derived from our financial statements which have been audited by Arthur Andersen LLP, independent public accountants. The selected financial data as of December 31, 1996 were derived from unaudited financial statements which, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial condition and results of operations. These results may not be indicative of future results.

                                          -----------------------------------------------------------------
                                                               YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------------------------
                                                 1996         1997         1998          1999          2000
                                          -----------   ----------   ----------   -----------   -----------
                                          (UNAUDITED)
STATEMENTS OF OPERATIONS DATA
Net revenues............................  $2,516,616    $5,557,700   $9,252,058   $18,624,514   $36,649,547
Operating costs and expenses:
  Cost of revenues......................     489,905     1,136,691    1,903,054     3,140,416     5,435,908
  Selling, general and administrative
    expenses, excluding the non-cash
    expense presented below.............   2,393,018     4,545,254    6,789,358    12,400,439    23,446,979
  Non-cash selling, general and
    administrative expense..............          --       133,500           --       143,986       769,363
  Depreciation and amortization.........      28,878        30,273       35,225       424,274     1,091,138
  Research and development expense......          --            --      255,000       860,350     1,784,144
                                          ----------    ----------   ----------   -----------   -----------
         Total operating costs and
           expenses.....................   2,911,801     5,845,718    8,982,637    16,969,465    32,527,532
                                          ----------    ----------   ----------   -----------   -----------
Operating (loss) income.................    (395,185)     (288,018)     269,421     1,655,049     4,122,015
                                          ----------    ----------   ----------   -----------   -----------
Other (expense) income:
  Interest expense......................     (67,461)       (5,496)     (14,017)     (356,598)     (324,226)
  Interest income.......................       3,314         2,909        4,383        11,950       348,183
  Other.................................          --         3,629       (2,749)        8,059        20,944
                                          ----------    ----------   ----------   -----------   -----------
Total other (expense) income............     (64,147)        1,042      (12,383)     (336,589)       44,901
                                          ----------    ----------   ----------   -----------   -----------
(Loss) income before benefit (provision)
  for income taxes......................    (459,332)     (286,976)     257,038     1,318,460     4,166,916
Benefit (provision) for income taxes....     114,984       106,530     (121,484)     (547,996)   (1,659,746)
                                          ----------    ----------   ----------   -----------   -----------
Net (loss) income.......................  $ (344,348)   $ (180,446)  $  135,554   $   770,464   $ 2,507,170
                                          ==========    ==========   ==========   ===========   ===========
Net (loss) income per common share:
  Basic.................................  $    (0.06)   $    (0.02)  $     0.02   $      0.10   $      0.23
                                          ==========    ==========   ==========   ===========   ===========
  Diluted...............................  $    (0.06)   $    (0.02)  $     0.02   $      0.09   $      0.20
                                          ==========    ==========   ==========   ===========   ===========
Weighted average common shares
  outstanding:
  Basic.................................   5,830,000     7,576,580    7,978,234     8,028,673    11,074,616
                                          ==========    ==========   ==========   ===========   ===========
  Diluted...............................   5,830,000     7,576,580    8,584,329     8,975,493    12,737,564
                                          ==========    ==========   ==========   ===========   ===========

                                     -----------------------------------------------------------------
                                                            AS OF DECEMBER 31,
                                     -----------------------------------------------------------------
                                            1996         1997         1998          1999          2000
                                     -----------   ----------   ----------   -----------   -----------
                                     (UNAUDITED)
BALANCE SHEET DATA
Cash and cash equivalents..........  $   30,986    $  244,766   $  425,023   $   219,688   $14,228,067
Working capital....................    (645,249)      687,426      640,090      (733,884)   15,107,924
Total assets.......................     834,238     1,758,872    2,933,101    11,077,744    50,083,542
Borrowings under revolving loan
  agreement........................          --            --      602,928       800,000            --
Long-term debt, including current
  portion..........................          --            --           --     2,898,886       221,482
Total stockholders' (deficit)
  equity...........................    (477,011)      814,326      956,130     3,615,564    38,572,902

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report. Historical results and percentage relationships set forth in the statement of operations, including trends that might appear, are not necessarily indicative of future operations.

OVERVIEW

     We are a specialty pharmaceutical company that markets and sells brand name prescription drugs. We focus on the treatment of chronic conditions, including cardiovascular diseases and respiratory, gastroenterological and gynecological disorders. Our strategy is to acquire pharmaceutical products that other companies do not actively market that we believe have high sales growth potential, are promotion-sensitive and complement our existing products. In addition, we intend to develop new patentable formulations, use new delivery methods and seek regulatory approval for new indications of existing drugs. We may also acquire companies with complementary products. For the year ended December 31, 2000, our net revenues were $36.6 million.

     Since 1992, we have introduced 13 products. We promote our products through our nationwide sales and marketing force of approximately 150 professionals, targeting high-prescribing primary care and specialty physicians such as cardiologists, gastroenterologists, gynecologists and pediatricians. Third parties manufacture all of our products.

     Our key products include Nitrolingual Pumpspray, Robinul and Robinul Forte, Tanafed and Ponstel. We have marketed Tanafed, a liquid cold and allergy product primarily for children, since 1993. In January 1999, we acquired the gastrointestinal products Robinul and Robinul Forte, indicated for use in the treatment of peptic ulcer, from American Home Products Corporation. In July and October 1999, we acquired marketing rights from Pohl-Boskamp and Aventis, respectively, to Nitrolingual, a product used for the acute relief or prevention of chest pain resulting from heart disease. In February 2000, we launched an improved version of Nitrolingual called Nitrolingual Pumpspray. In April 2000, we acquired from Pfizer U.S. rights to market, distribute and sell Ponstel, a product used for the relief of mild to moderate pain and pain associated with menstruation.

RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

     Net Revenues. Net revenues increased $18,025,000, or 97%, over the year ended December 31, 1999, to $36,650,000 for the year ended December 31, 2000. Sales of continuing products increased $6,250,000 or 34% to $24,420,000, for the year ended December 31, 2000. Sales of a discontinued product were $324,000 for the year ended December 31, 1999. The increase in sales of continuing products was primarily due to higher unit sales of Robinul, Robinul Forte and Tanafed. Sales of our newly acquired or licensed products, Nitrolingual Pumpspray, Ponstel and Cognex, were $12,230,000 for the year ended December 31, 2000. We began to sell

Nitrolingual Pumpspray on February 1, 2000 (under a license agreement entered into in 1999), Ponstel on April 14, 2000 and Cognex on June 22, 2000.

     Cost of Revenues. Cost of revenues increased $2,296,000 or 73%, to $5,436,000 for the year ended December 31, 2000 compared to $3,140,000 for the year ended December 31, 1999.

     Gross Margin. Gross margin for the year ended December 31, 2000 was 85% compared to 83% for the year ended December 31, 1999. This increase resulted primarily from increased sales of Robinul and Robinul Forte, which have higher margins than our other products, as well as sales of the newly acquired Cognex and Ponstel products, which also have higher margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $11,047,000, or 89%, to $23,447,000 for the year ended December 31, 2000. Selling expenses increased due to expansion of our sales force, higher commission expense due to increased sales, increased marketing and promotional expenses due to promotional campaigns for new products, increased sampling of our products, increased training expenses for new and existing sales representatives and other market research activities. Royalty expense increased due to increased sales of Robinul, Robinul Forte and Zebutal and royalties on sales of Nitrolingual Pumpspray and Tanafed. There was no comparable royalty expense on Tanafed sales in 1999.

     General and administrative expenses increased due to additions to our management team and support personnel in our corporate office, higher insurance costs due to increased insurance coverage and higher professional fees related to our SEC reporting requirements. In addition, in March 2000, we engaged a consulting firm to make recommendations on the alignment and optimization of our sales force and future expansion possibilities. As a result, we have realigned our sales force in order to increase its sales territory coverage area and to optimize the efficiency of our sales representatives.

     Non-Cash Selling, General and Administrative Expense. Non-cash selling, general and administrative expense was $769,000 for the year ended December 31, 2000 compared to $144,000 for the year ended December 31, 1999. This increase resulted from the full year amortization of expense related to our issuing stock options at exercise prices that were lower than the market value of our stock at the time the options were issued, as determined by an independent valuation, as well as amounts recorded in 2000 related to an agreement entered into with a retiring executive.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $667,000 or 157% to $1,091,000 for the year ended December 31, 2000. This increase resulted from higher amortization expense related to the acquisition of Robinul and Robinul Forte in January 1999, Ponstel on April 14, 2000 and Cognex on June 22, 2000, and increased depreciation expense for furniture, computer equipment and leasehold improvements at our corporate headquarters. Amortization expense could further increase if we conclude any more product acquisitions.

     Research and Development Expense. Research and development expense increased $924,000, or 107% to $1,784,000 for the year ended December 31, 2000. This increase resulted from continued development of FHPC 01, our migraine product under development, and the Robinul line extension. In addition, on May 3, 2000, we amended the payment terms under our Collaboration Agreement with Inpharmakon Corporation relating to the development of FHPC 01. Under the amended terms, we paid a $200,000 fee to Inpharmakon upon completion of our initial public offering. We anticipate incurring $3,000,000 of research and development expense through 2002 for FHPC 01 relating to conducting clinical trials, filing a new drug application and making milestone payments under our development agreements.

     Interest Expense. Interest expense decreased $33,000, or 9%, to $324,000 for the year ended December 31, 2000. We currently do not have any long-term debt outstanding and therefore expect interest expense to continue to decrease. However, we could incur significant interest expense in the future if we continue to acquire products and finance the purchase of these products with debt.

     Interest Income. Interest income was $348,000 for the year ended December 31, 2000 compared to $12,000 for the year ended December 31, 1999. The increase was the result of interest earned on the remaining proceeds from our initial public offering.

     Provision for Income Taxes. Income taxes were provided for in the amount of $1,660,000 at a rate of 39.8% in 2000 compared to $548,000 at a rate of 41.6% in 1999. The decreased rate is primarily due to state income tax structuring initiatives.

  YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

     Net Revenues. Net revenues for the year ended December 31, 1999 were $18,625,000, compared to $9,252,000 for the year ended December 31, 1998, a 101% increase. Of this increase, $6,206,000 resulted from product acquisitions and licensing agreements made in 1999, or from products that earned revenues for the first time in 1999. Sales of existing products were $12,419,000, a $3,167,000 or 34% increase over 1998. This increase primarily resulted from the expansion of our sales force, increased marketing efforts and the continued increase in demand for our products as a result of current and prior efforts of our sales force. Rebates and other sales allowances were $2,156,000 in 1999 primarily related to Medicaid rebates on Robinul and Robinul Forte.

     Net revenues for 1999 do not include sales of Nitrolingual Pumpspray, Ponstel or Cognex. We began selling Nitrolingual Pumpspray in February 2000 and acquired Ponstel and Cognex in April and June 2000, respectively.

     Cost of Revenues. Cost of revenues for the year ended December 31, 1999 were $3,140,000, compared to $1,903,000 for the year ended December 31, 1998, a 65% increase. Cost of revenues for 1999 do not include the costs of revenues for Nitrolingual, Ponstel or Cognex.

     Gross Margin. Gross margin for the year ended December 31, 1999 was 83%, compared to 79% in 1998. The increase in gross margin primarily resulted from the higher gross margin earned on Robinul and Robinul Forte which we began selling in February 1999. Gross margin for 1999 and 1998 does not include the effect of net revenues and cost of revenues for Nitrolingual Pumpspray, Ponstel or Cognex.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 1999 were $12,400,000, compared to $6,789,000 for the year ended December 31, 1998, an 83% increase. Selling-related expenses increased over the previous year due to increased expenses related to sales force expansion, higher commission and royalty payments and larger sample, marketing and promotional costs. General and administrative expenses increased over the previous year due to increased compensation and related expenses, and increased costs as a result of relocation of our corporate offices from a 7,603-square-foot facility to a 24,300-square-foot facility in September 1998.

     Non-Cash Selling, General and Administrative Expense. Non-cash compensation expenses were $144,000 for the year ended December 31, 1999, compared to no expense for the year ended December 31, 1998. This expense resulted from our issuing stock options in 1999 at exercise prices that were less than the market value of our stock at the time of issuance, as determined by an independent valuation.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $424,000 for the year ended December 31, 1999, compared to $35,000 for the year ended December 31, 1998. This increase primarily resulted from amortization expense related to the purchase in 1999 of Robinul and Robinul Forte.

     Research and Development Expenses. Research and development expenses were $860,000 for the year ended December 31, 1999, compared to $255,000 for the year ended December 31, 1998. This increase resulted from our continuing development of a new product for the treatment of migraine headache and our continuing development of a line extension of Robinul for the treatment of symptoms associated with excessive salivation.

     Interest Expense. Interest expense for the year ended December 31, 1999 was $357,000, compared to $14,000 for the year ended December 31, 1998. The $343,000 increase resulted primarily from borrowings for the acquisition of Robinul and Robinul Forte.

     Interest Income. Interest income for the year ended December 31, 1999 was $12,000, compared to $4,000 for the year ended December 31, 1998. This $8,000 increase resulted from increased average cash balances resulting from improved financial performance.

     Income Tax Expense. Income tax expense for the year ended December 31, 1999 was $548,000, compared to $121,000 for the year ended December 31, 1998. The $427,000 increase resulted from increased pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity requirements arise from debt service, working capital requirements and funding of acquisitions. We have met these cash requirements through cash from operations, proceeds from our line of credit, borrowings for product acquisitions and the issuance of common stock.

     Our cash and cash equivalents were $425,000, $220,000 and $14,228,000 at December 31, 1998, 1999 and 2000, respectively. Net cash used in operating activities in 1998 was $181,000. This use of net cash was primarily the result of increases in accounts receivable and inventories partially offset by increases in accounts payable and accrued expenses plus net income. Net cash provided by operating activities for the years ended December 31, 1999 and 2000 was $1,018,000 and $3,275,000, respectively. The sources of cash primarily resulted from net income plus non-cash expenses and increased accounts payable and accrued expenses, partially offset by increases in accounts receivable and inventories. Our purchases of inventory impacts our liquidity. Management estimates that supply agreements with our manufacturers require that we purchase a minimum of approximately $6,000,000 of inventory during 2001. We expect to use significant cash for operating activities in the future in connection with the development of FHPC 01. We expect to incur approximately $3,000,000 of research and development expense through 2002.

     Net cash used in investing activities for the years ended December 31, 1998, 1999 and 2000 was $208,000, $4,186,000 and $17,056,000, respectively. The investment in 1998 was primarily for the purchase of property and equipment. In 1999 we purchased the rights to market Robinul and Robinul Forte for $4,000,000 in cash with an additional $1,800,000 financed by the seller which we paid off in January 2001. In addition, we spent $186,000 in 1999 for the purchase of property and equipment. In April 2000, we purchased the rights to market Ponstel for $9,500,000 in cash and issued a $3,500,000 seller note, which we paid off in June 2000. In June 2000, we purchased the rights to market Cognex for $3,500,000 in cash. In addition, we spent $547,000 in 2000 for the purchase of property and equipment.

     Net cash provided by financing activities for the years ended December 31, 1998, 1999 and 2000, was $569,000, $2,962,000 and $27,789,000, respectively. In
1998 we borrowed $563,000 under our revolving line of credit. During 1999, we borrowed $4,000,000 and incurred indebtedness of $1,800,000 for the purchase of intangible assets. In 1999, we also made payments of $1,235,000 on long-term debt and had a net increase of $197,000 on our revolving line of credit. The primary source of cash in 2000 was from our initial public offering and the exercise of stock options that provided net proceeds of $31,266,000 offset by payment on the revolving loan agreement of $800,000 and payment of long-term debt of $2,677,000.

     In May 1998, we entered into a credit facility with LaSalle Bank National Association, which was subsequently amended to include a revolving credit facility, a term loan and a bridge loan. The revolving loan is subject to borrowing base limitations. The revolving credit facility provides for borrowings up to $2,500,000 and bears interest at the bank's prime rate and matures in May 2001. At December 31, 2000, we had no outstanding balance under the revolving credit facility.

     In January 1999, we borrowed $2,400,000 under a term loan with LaSalle Bank. The term loan bore an interest rate at our choice of either the bank's prime rate or LIBOR plus 2%. The term loan was payable in monthly installments of $40,000 plus accrued interest and was due to mature on May 2, 2001. On June 5, 2000, the outstanding balance of $1,640,000 payable under the term loan was paid with proceeds from our initial public offering.

     On April 14, 2000, the credit facility was further amended to include bridge financing of up to $13,000,000 to finance product acquisitions. On April 14, 2000, we borrowed $9,500,000 under this bridge loan for the purchase of Ponstel. Borrowings under the bridge loan bore interest at our choice of the bank's prime rate or LIBOR plus 1.5%. On June 5, 2000 the outstanding balance of $9,500,000 payable under the bridge loan was paid with proceeds from our initial public offering.

     Our credit facility with LaSalle Bank is secured by our accounts receivable, inventories, equipment and intangible assets including our intellectual properties. Under the terms of the credit facility, we must maintain a minimum net worth plus subordinated debt of $3,300,000 plus 75% of net income, a ratio of liabilities to net worth plus subordinated debt of 2.25 to 1.00, a minimum specified EBITDA, and a fixed charge coverage ratio ranging from .75 to 1.00 to 1.25 to 1.00. The credit facility also limits our ability to incur additional indebtedness, and prohibits substantial asset sales and cash dividends. As of December 31, 2000, we were in compliance with these covenants.

     On April 14, 2000, we issued a promissory note to Pfizer evidencing $3,500,000 of the purchase price of Ponstel. This promissory note was interest free. We paid this promissory note in full with proceeds from the initial public offering.

     Management believes that our cash and cash equivalents and cash generated from operations will be adequate to fund our current working capital requirements for at least the next 12 months. However, in the event that we make significant acquisitions in the future, we may be required to raise additional funds through additional borrowings or the issuance of debt or equity securities.

IMPACT OF INFLATION

     We have experienced only moderate price increases under our agreements with third-party manufacturers as a result of raw material and labor price increases. We have passed these price increases along to our customers.

SEASONALITY

     Although our business is generally non-seasonal, sales of certain products, such as cough and cold products, increase slightly between October and March due to the cold and flu season. We expect the impact of seasonality to decrease as we acquire or obtain licenses for products that treat chronic conditions. However, we anticipate that the seasonality may continue to affect sales for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." We have adopted SFAS No. 133 effective January 1, 2001. SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Adoption of SFAS No. 133 will not have a material impact on our financial condition or results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 is applicable to public companies and provides guidance on applying accounting principles generally accepted in the United States to revenue recognition issues in financial statements. We believe our revenue recognition criteria are consistent with the guidance provided by SAB 101.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     Our operating results and cash flows are subject to fluctuations from changes in foreign currency exchange rates and interest rates. Our purchases of Nitrolingual Pumpspray under our agreement with Pohl-Boskamp are made in German Deutsche marks. We expect to make purchases several times per year under this agreement. In addition, sales of Cognex are recognized in the foreign currencies of the respective European countries in which it is sold. While the effect of foreign currency translations has not been material to our results of operations to date, currency translations on export sales or import purchases could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies.

     To the extent that we borrow under our credit facility with LaSalle Bank we will experience market risk with respect to changes in the general level of the interest rates and its effect upon our interest expense. Borrowings under our credit facility with LaSalle Bank bear interest at variable rates. Because such rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Interest expense is not expected to be material in the near-term to our results of operations.

FORWARD-LOOKING STATEMENTS

     This Annual Report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

     These forward-looking statements are identified by their use of terms and phrases, such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These statements are contained in sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and other sections of this Annual Report.

     Such statements include, but are not limited to, the following: (i) the timing and cost of product acquisitions and licensing agreements; (ii) regulatory approval and cost of development of our migraine product under development and the Robinul product extension; (iii) the size and scope of our development efforts for additional products; (iv) cost, timing and outcomes of regulatory reviews; (v) expansion of our sales and marketing force; (vi) determination as to the commercial potential of our products under development;
(vii) status of competitive products; (viii) defending and enforcing intellectual property rights; (ix) establishment, continuation or termination of third-party manufacturing agreements; (x) commencement by West-ward of manufacturing Ponstel by the fourth quarter of 2001; (xi) the adequacy of the current supply of Ponstel for sales in 2001; and (xii) working capital requirements.

     Such forward-looking statements involve uncertainties and other factors, including those described in the "Risk Factors" section of our registration statement on Form S-1 filed on March 13, 2001 under the headings. "We currently depend on four key products for a large portion of our sales, and substantial declines in any of them would result in our being unprofitable," "There is no assurance of continued commercial acceptance of our products," "Our growth will suffer if we do not acquire rights to new products and integrate them successfully," "We depend entirely on third parties to manufacture our products," "We may encounter supply shortages or excess inventory for Robinul and Robinul Forte," "We may encounter interruptions in our supply of Ponstel," "We have no written agreements for the manufacture of our Zoto-HC and Protuss-D products," "Our existing supply agreements may prohibit us from entering into potentially more favorable supply relationships with others," "We face competition from generic products that could lower prices and unit sales," "Strong competition exists for our products, and competitors have introduced new products and therapies that could make our products obsolete," "A small number of customers account for a large portion of our sales and the loss of one of them, or changes in their purchasing patterns, could result in our inability to successfully sell our products," "If our products under development fail in clinical studies or if we fail or encounter difficulties in obtaining regulatory approval for new products or new uses of existing products, we will have expended significant resources for no return," "We or third parties may violate government regulations and we may incur significant expenses to comply with such regulations," "If third-party payors do not adequately reimburse patients for our products, doctors may not prescribe them," "Product liability claims and product recalls could limit our ability to sell products," "We expect to require additional funding and if we cannot obtain it, our sales, profits, acquisitions and development projects could suffer," "Incurring debt could reduce our growth," "If we do not secure or enforce our patents or other intellectual property rights, we could encounter increased competition that could adversely affect our operating results," "Our products could infringe the intellectual property rights of third parties, which could require us to pay license fees or defend litigation that could be expensive or prevent us from selling products," "The regulatory status of some of our products makes these products subject to increased competition and other risks," and "Pohl-Boskamp can terminate our rights to Nitrolingual." We do not undertake to update our forward-looking statements to reflect future events or circumstances.

     We do not undertake to update our forward-looking statements to reflect future events or circumstances.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth at the pages indicated in Item 14(a) below.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The following are our executive officers and directors:

EXECUTIVE OFFICERS AND DIRECTORS

     The following are our executive officers and directors as of the date of this prospectus:

NAME                                     AGE                  POSITION
----                                     ---                  --------
Mahendra G. Shah, Ph.D.(1).............  56    Chairman of the Board and Chief
                                               Executive Officer
R. Brent Dixon(1)......................  56    President and Director
Balaji Venkataraman....................  34    Executive Vice President of Corporate
                                                 Development, Chief Financial Officer
                                                 and Secretary
Christopher D. Offen...................  53    Vice President and Chief Commercial
                                                 Officer
Robert D. Godfrey, Jr..................  37    Vice President of Sales
William G. Campbell....................  45    Controller and Treasurer
Jerry N. Ellis(2)......................  63    Director
John N. Kapoor, Ph.D...................  57    Director
Pierre Lapalme(2)(3)...................  60    Director
Jon S. Saxe(2)(3)......................  64    Director

---------------
(1) Member of Stock Option Subcommittee.

(2) Member of the Audit Committee.

(3) Member of the Compensation Committee.

     Mahendra G. Shah, Ph.D. is the Chairman of the Board and Chief Executive Officer. Dr. Shah has been a director since 1993, and his present term as director will expire at the annual meeting of stockholders to be held in 2001. Dr. Shah became Chief Executive Officer in October 1999. From 1991 to 2000, he was a Vice President of EJ Financial Enterprises, Inc., which manages a fund that invests in healthcare companies. From 1996 to the present, he has been the President of Protomed Pharmaceuticals, Inc., which is a privately-held drug development company. From 1987 to 1991, he was the senior director of new business development with Fujisawa USA, Inc. Prior to that, he worked in various scientific and management positions with Schering-Plough and Bristol Myers-Squibb Company. He serves on the board of Structural Bioinformatics Inc. and Introgen Therapeutics. He was previously Chairman of Inpharmakon Corporation. Dr. Shah received a Ph.D. degree in Industrial Pharmacy from St. John's University. EJ Financial Enterprises, Inc. is the managing general partner of Kapoor-Pharma Investments, L.P., our largest stockholder.

     R. Brent Dixon is the President and a director of the Company. He has been a director since 1993, and his present term as director will expire at the annual meeting of stockholders to be held in 2002. Mr. Dixon has been with us since our formation. He has been the President since 1993 and served as a Vice President from 1992 to 1993. He has over thirty years of operational, sales and strategic market development experience in the pharmaceutical industry. Prior to joining us, he was President of Dixon and Associates, a healthcare consulting company. Prior to that he served as National Sales Manager for Center Laboratories, a subsidiary of Merck AG. Mr. Dixon has also served as a Regional and District Manager for Roberts Pharmaceuticals and Adams Laboratories. Mr. Dixon attended St. Petersburg Junior College and the University of Mississippi.

     Balaji Venkataraman has been the Vice President of Corporate Development and Chief Financial Officer since October 1999. He was elected as Executive Vice President and Secretary in January 2001. Between August 1998 and September 1999, he was our Vice President of Corporate Development and Strategic Planning. He also served as a consultant to us during his employment as the Director of Strategic Planning at EJ Financial Enterprises, Inc. from September 1997 to August 1998. From 1995 to 1997, he was Associate, Licensing and New Business Start-up, at the University of Pennsylvania Center for Technology Transfer. From 1994 to 1995, he was the Marketing Manager at Curative Technologies Inc., a wound care services company. From 1993 to 1994, he was a Technical Sales Representative for Millipore Corporation. From 1991 to 1993, he was the Senior Research Chemist at Scios Inc. He has also held product management and finance positions at Schering Plough and Pfizer, Inc. Mr. Venkataraman received an M.S. degree in Organic Chemistry from Case Western Reserve University and an M.B.A. degree from the Wharton School of Business at the University of Pennsylvania.

     Christopher D. Offen was elected Vice President and Chief Commercial Officer in January 2001. He has over thirty years of commercial experience in the pharmaceutical industry. Prior to joining us, from 2000 to 2001, Mr. Offen was Senior Vice President and Managing Director at A.M. Pappas & Associates, an international life science venture capital company. From 1991 through 1999, Mr. Offen was Senior Vice President of Commercial Operations, Vice President of Business Development and Vice President of Marketing of Solvay Pharmaceutical, Inc. As Senior Vice President of Commercial Operations, Mr. Offen was responsible for the sales, marketing and medical efforts of Solvay Pharmaceutical in the United States. From 1971 to 1991, Mr. Offen worked at Burroughs Wellcome Co. (now GlaxoSmithKline). Mr. Offen's collective business experiences include building and managing large sales forces, creating an innovative business climate for decision making, launching new products which become market leaders and acquiring products or companies. Mr. Offen has been a member or an advisor to many pharmaceutical associations and customer groups including among others, The American Marketing Association, Pharmaceutical Research and Manufacturers of America, Licensing Executive Society, The American Academy of Family Physicians and American Psychiatry Association. Mr. Offen attended the Advanced Executive Program at the Kellogg School of Business at Northwestern University, received an M.B.A. degree from George Mason University concentrating in Marketing/Management and a B.S. degree in Pre-Medicine from The Catholic University of America.

     Robert D. Godfrey, Jr. has been Vice President of Sales since 1998. He served as the National Sales Manager between 1996 and 1998. He began his career with us in 1992 as a Sales Representative for the Jacksonville, Florida territory and was promoted in 1994 to District Manager of the entire Florida sales territory. At that time, in addition to his managerial responsibilities, he continued to promote our products to physicians and pharmacies until 1995. Prior to his career with us, Mr. Godfrey held the position of Marketing Research Consultant with MGT Information Systems and also worked independently as a Research Consultant in the southeastern United States. Mr. Godfrey received an M.B.A. degree and a B.S. degree in Marketing from Jacksonville University.

     William G. Campbell has been our Controller and Treasurer since 1998. Prior to joining us, from 1995 to 1998, Mr. Campbell was the Controller/Chief Financial Officer of DialysisAmerica, Inc. He was the Associate Administrator/Chief Financial Officer of Stringfellow Memorial Hospital from 1993 to 1995, and from 1989 to 1993, he was the Director of Budgets, Costs and Reimbursement at Grady Memorial Hospital, a large public teaching hospital. His prior professional experience also includes a number of profit and not-for-profit consulting, big five public accounting, governmental auditing and internal audit positions. Mr. Campbell is a Certified Public Accountant and received a B.A. degree in Accounting from Walsh College of

Accountancy and Business Administration and an M.B.A. degree in Accounting from Kennesaw State College.

     Jerry N. Ellis was elected a director in November 2000. His term as director will expire at the annual meeting of stockholders to be held in 2003. Mr. Ellis has over thirty years of auditing and accounting experience. From 1994 to 2000, Mr. Ellis was a consultant to Arthur Andersen LLP for services focusing on international auditing, audit committee practices, business risk management and training. From 1973 to 1994, he was a partner at Arthur Andersen in their Dallas, Madrid and Chicago offices. From 1962 to 1973, Mr. Ellis was an auditor at Arthur Andersen. Mr. Ellis is a Certified Public Accountant and received B.B.A. and M.B.A. degrees from the University of Iowa.

     John N. Kapoor, Ph.D. has been one of our directors since 1996, and his present term as director will expire at the annual meeting of stockholders to be held in 2003. Dr. Kapoor has over twenty years of experience in the healthcare field through his ownership and management of healthcare-related businesses. In 1990, Dr. Kapoor founded Kapoor-Pharma Investments, L.P., our largest stockholder, and its managing partner, EJ Financial Enterprises, Inc., of which he is the president and sole stockholder. EJ Financial provides general funds and strategic advice to healthcare businesses. Dr. Kapoor is the Chairman of Optioncare, Inc., Akorn, Inc., Introgen Therapeutics, Inc. and Neopharm, Inc. Dr. Kapoor is a Director of Integrated Surgical Systems, Inc., as well as a Chairman of several private companies and a director of several other private companies. Dr. Kapoor received a B.S. degree from Bombay University and a Ph.D. degree in Medicinal Chemistry from the State University of New York.

     Dr. Kapoor was previously the Chairman and President of Lyphomed Inc. Fujisawa Pharmaceutical Co. Ltd. was a major stockholder of Lyphomed from the mid-1980s until 1990, at which time Fujisawa completed a tender offer for the remaining shares of Lyphomed, including the shares held by Dr. Kapoor. In 1992, Fujisawa filed suit in federal district court in Illinois against Dr. Kapoor alleging that between 1980 and 1986, Lyphomed filed a large number of allegedly fraudulent new drug applications with the FDA, and that Dr. Kapoor's failure to make certain disclosures to Fujisawa constituted a violation of federal securities laws and the Racketeer Influenced and Corrupt Organizations Act. Fujisawa also alleged state law claims. Dr. Kapoor countersued, and in 1999, the litigation was settled on terms mutually acceptable to the parties. The terms of the settlement are subject to a confidentiality agreement. Dr. Kapoor also controls Inpharmakon Corporation, a party to one of our development agreements. Dr. Kapoor is the trustee of the John N. Kapoor Trust, dated September 30, 1989 which is a partner in Kapoor-Pharma Investments, L.P.

     Pierre Lapalme was elected a director in April 2000. His term as director will expire at the annual meeting of the stockholders to be held in 2002. Mr. Lapalme has served as the President and Chief Executive Officer of Ethypharm Inc. (North America), a global drug delivery systems company, since 1997. He is non-executive Chairman of the Board of DiagnoCure Inc., a biopharmaceutical company specializing in the development and marketing of products aimed at the diagnosis and treatment of genito-urinary cancers. He is a director of Ferring Canada Inc., a global pharmaceutical company, and Biovet Inc., a greater-Montreal based veterinary product company. He is a former member of the Board of the National Pharmaceutical Council U.S.A. and of the Pharmaceutical Manufacturers Association of Canada (PMAC). From 1979 to 1990, Mr. Lapalme was Chief Executive Officer and President of Rhone-Poulenc Canada Inc and Rhone-Poulenc Pharmaceuticals North America. He was appointed Senior Vice President and General Manager Rhone-Poulenc Rorer North America in 1990 and served in that position until 1994. Mr. Lapalme attended the University of Western Ontario and INSEAD France.

     Jon S. Saxe was elected a director in January 2000. His term as director will expire at the annual meeting of stockholders to be held in 2001. He also serves as a director of Protein Design Labs, Inc. Mr. Saxe served as President of Protein Design Labs, Inc. from January 1995 to May 1999. In addition, he is a director of Questcor Pharmaceuticals Inc., Incyte Genomics Inc., ID Biomedical Corporation, Insite Vision, SciClone Pharmaceuticals, Inc. and is Chairman of Point Biomedical Corporation and Iconix Pharmaceuticals. Mr. Saxe served as President of Saxe Associates, a biotechnology consulting firm, from May 1993 to December 1994. He served as the President, Chief Executive Officer and a director of Synergen, Inc., a biopharmaceutical company, from October 1989 to April 1993. Mr. Saxe served in various positions including

Vice President of Licensing and Corporate Development and Head of the Patent Law Department for Hoffmann-LaRoche, Inc. from 1960 through 1989. Mr. Saxe received a B.S. Ch.E. degree from Carnegie-Mellon University, a J.D. degree from George Washington University School of Law and an L.L.M. degree from New York University School of Law.

     Information appearing under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2001 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Stockholders under the heading "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Stockholders under the heading "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K

     (a) Documents filed as a part of this report:

(1)  Financial Statements
                                                                   F-1
     Report of Independent Public Accountants....................
                                                                   F-2
     Balance Sheets as of December 31, 1999 and 2000.............
                                                                   F-3
     Statements of Operations for the years ended December 31,
     1998, 1999 and 2000.........................................
                                                                   F-4
     Statements of Stockholders' Equity for the years ended
     December 31, 1998, 1999, and 2000...........................
                                                                   F-5
     Statements of Cash Flows for the years ended December 31,
     1998, 1999, and 2000........................................
                                                                   F-6
     Notes to Financial Statements...............................

(2)  Financial Statement Schedule
                                                                   F-1
     Report of Independent Public Accountants....................
                                                                   F-21
     Valuation and Qualifying Accounts...........................
     All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed.

     (c) Exhibits

     (3) The following Exhibits are filed herewith or incorporated herein by reference:

EXHIBIT
  NO.                                   DESCRIPTION
--------                                -----------
 3.1*       --  Restated Certificate of Incorporation of The Registrant
 3.2*       --  Amended And Restated Bylaws of The Registrant
 4.1*       --  Form of Stock Certificate
 4.2*       --  Amended And Restated Loan And Security Agreement Dated as of
                December 22, 1998 Between The Registrant And LaSalle Bank
                National Association
 4.3*       --  First Amendment To Amended And Restated Loan And Security
                Agreement dated as of May 10, 1999 Between The Registrant
                and LaSalle Bank National Association
 4.4*       --  Second Amendment To Amended And Restated Loan And Security
                Agreement dated as Of January 2, 2000 Between The Registrant and LaSalle Bank National Association
 4.5*       --  Third Amendment To Amended And Restated Loan And Security
                Agreement Dated As Of April 14, 2000 Between The Registrant
                and LaSalle Bank National Association
 4.6*       --  Reimbursement Agreement Dated April 14, 2000 Between the
                Registrant And Kapoor Children's 1992 Trust
10.1*       --  1997 Non-Qualified Stock Option Plan
10.2*       --  2000 Stock Plan
10.3*       --  Form of Nonqualified Stock Option Agreement
10.4*       --  Form of Employment Agreement Dated as of January 1, 2000
                between the Registrant and Certain of its Executive Officers
10.5*       --  Convertible Term Loan Note dated January 11, 1999 Made by the Registrant for the Benefit of Kapoor Pharma Investments,
                L.P., as Amended by Amendment No. 1 to the Convertible Term
                Note dated January 11, 1999 Made by the Registrant for the
                Benefit Of Kapoor Pharma Investments, L.P.
10.6*       --  Convertible Term Note Agreement dated January 11, 1999 between the Registrant and Kapoor Pharma Investments, L.P., as Amended by Amendment No. 1 to the Convertible Term Note
                dated January 11, 1999 Made by the Registrant for the
                Benefit of Kapoor Pharma Investments, L.P.
10.7*       --  Lease Agreement Dated June 28, 1998 Between the Registrant
                and Asc North Fulton Associates Joint Venture
10.8*+      --  Product Development and Supply Agreement dated March 25,
                1999 between the Registrant and Penwest Pharmaceuticals Co.
10.9*+      --  Collaboration Agreement dated October 31, 1998 between the
                Registrant and Inpharmakon Corporation
10.10*+     --  Exclusive Patent License Agreement dated January 1, 2000 between the Registrant and Jame Fine Chemicals, Inc.
10.11*+     --  Exclusive Distribution Agreement dated January 1, 1996 between the Registrant and Unisource, Inc.
10.12*+     --  Manufacturing and Supply Agreement dated April 23, 1999 between the Registrant and Mikart, Inc.
10.13*+     --  Product Supply Agreement Dated January 29, 1999 between the
                Registrant and American Home Products Corporation
10.14*+     --  License Agreement dated January 29, 1999 Between the
                Registrant and American Home Products Corporation

EXHIBIT
  NO.                                   DESCRIPTION
--------                                -----------
10.15*+     --  Distribution Agreement dated July 22, 1999 between the
                Registrant and G. Pohl-Boskamp Gmbh & Co.
10.16*      --  Form Of Indemnity Agreement between the Registrant and its
                Directors and Executive Officers
10.17*+     --  Asset Purchase Agreement dated April 10, 2000 between the
                Registrant and Warner-Lambert Company
10.18*+     --  Supply Agreement dated April 14, 2000 between the Registrant and Warner-Lambert Company
10.19*+     --  Asset Purchase Agreement dated April 14, 2000 between the
                Registrant and Warner-Lambert Company
10.20*      --  Amendment No. 1 to the Product Development and Supply
                Agreement, dated May 3, 2000 between the Registrant and
                Penwest Pharmaceuticals Co.
10.21*      --  Amendment to the Collaboration Agreement, dated May 3, 2000 between the Registrant and Inpharmakon Corporation
10.22***    --  Employment Agreement dated as of January 5, 2001 between the
                Registrant and Christopher Offen
10.23***    --  Amendment to Employment Agreement dated January 22, 2001 between the Registrant and Certain of its Executive Officers
10.24***    --  Separation Agreement dated as of December 22, 2000 between the Registrant and Gregory P. Hauck
23.1**      --  Consent of Arthur Andersen LLP

---------------

  * Incorporated by reference from the Registrant's Form S-1 (Commission File No. 333-30764).
 ** Filed herewith
*** Incorporated by reference from the Registrant's Form S-1 filed on March 13,
    2001
  + Confidential treatment was granted for certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          FIRST HORIZON PHARMACEUTICAL
                                          CORPORATION

                                          By:  /s/ MAHENDRA G. SHAH, PH.D.
                                            ------------------------------------
                                                  Mahendra G. Shah, Ph.D.
                                            Chairman and Chief Executive Officer

March 13, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
             /s/ MAHENDRA G. SHAH, PH.D.               Chairman of the Board and Chief  March 13, 2001
-----------------------------------------------------  Executive Officer (principal
               Mahendra G. Shah, Ph.D.                 executive officer)

                 /s/ R. BRENT DIXON                    President and Director           March 13, 2001
-----------------------------------------------------
                   R. Brent Dixon

              /s/ JOHN N. KAPOOR, PH.D.                Director                         March 13, 2001
-----------------------------------------------------
                John N. Kapoor, Ph.D.

               /s/ BALAJI VENKATARAMAN                 Executive Vice President of      March 13, 2001
-----------------------------------------------------  Corporate Development Chief
                 Balaji Venkataraman                   Financial Officer and Secretary
                                                       (principal financial and
                                                       accounting officer)

                   /s/ JON S. SAXE                     Director                         March 13, 2001
-----------------------------------------------------
                     Jon S. Saxe

                                                       Director
-----------------------------------------------------
                   Pierre Lapalme

                 /s/ JERRY N. ELLIS                    Director                         March 13, 2001
-----------------------------------------------------
                   Jerry N. Ellis

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To First Horizon Pharmaceutical Corporation:

     We have audited the accompanying balance sheets of First Horizon Pharmaceutical Corporation (a Delaware corporation) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Horizon Pharmaceutical Corporation as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Atlanta, Georgia
February 16, 2001

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

                                 BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $   219,688   $14,228,067
  Accounts receivable, net of allowance for doubtful
     accounts, discounts and contractual adjustments of
     $55,783 and $283,929 at December 31, 1999 and 2000,
     respectively...........................................    2,900,623     6,710,237
  Inventories...............................................      798,615     2,648,104
  Samples and other prepaid expenses........................      553,614     1,341,126
  Deferred tax assets.......................................      550,780     1,203,309
                                                              -----------   -----------
          Total current assets..............................    5,023,320    26,130,843
                                                              -----------   -----------
Property and equipment, net.................................      422,096       802,674
Other assets:
  Note receivable from related party........................       30,000            --
  Intangibles, net..........................................    5,602,328    23,150,025
                                                              -----------   -----------
          Total other assets................................    5,632,328    23,150,025
                                                              -----------   -----------
          Total assets......................................  $11,077,744   $50,083,542
                                                              ===========   ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   794,088   $ 1,815,269
  Accrued expenses..........................................    2,892,727     8,986,168
  Borrowings under revolving loan agreement.................      800,000            --
  Current portion of long-term debt.........................    1,270,389       221,482
                                                              -----------   -----------
          Total current liabilities.........................    5,757,204    11,022,919
                                                              -----------   -----------
Long-term liabilities:
  Long-term debt, net of current maturities.................    1,628,497            --
  Deferred tax liabilities..................................       76,479       487,721
                                                              -----------   -----------
          Total liabilities.................................    7,462,180    11,510,640
                                                              -----------   -----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, 1,000,000 shares authorized and none
     outstanding............................................           --            --
  Common stock, $0.001 par value; 40,000,000 shares
     authorized; 8,539,643 and 12,972,900 shares issued and
     outstanding at December 31, 1999 and 2000,
     respectively...........................................        8,540        12,973
  Additional paid-in capital................................    5,788,220    37,792,147
  Deferred compensation.....................................   (1,284,374)     (842,566)
  Accumulated (deficit) earnings............................     (896,822)    1,610,348
                                                              -----------   -----------
          Total stockholders' equity........................    3,615,564    38,572,902
                                                              -----------   -----------
          Total liabilities and stockholders' equity........  $11,077,744   $50,083,542
                                                              ===========   ===========

        The accompanying notes are an integral part of these statements.

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                           --------------------------------------
                                                              1998         1999          2000
                                                           ----------   -----------   -----------
Net revenues.............................................  $9,252,058   $18,624,514   $36,649,547
Operating costs and expenses:
  Cost of revenues.......................................   1,903,054     3,140,416     5,435,908
  Selling, general and administrative expenses, excluding
     the non-cash expense presented below................   6,789,358    12,400,439    23,446,979
  Non-cash selling, general and administrative expense...          --       143,986       769,363
  Depreciation and amortization..........................      35,225       424,274     1,091,138
  Research and development expense.......................     255,000       860,350     1,784,144
                                                           ----------   -----------   -----------
          Total operating costs and expenses.............   8,982,637    16,969,465    32,527,532
                                                           ----------   -----------   -----------
Operating income.........................................     269,421     1,655,049     4,122,015
Other (expense) income
  Interest expense.......................................     (14,017)     (356,598)     (324,226)
  Interest income........................................       4,383        11,950       348,183
  Other..................................................      (2,749)        8,059        20,944
                                                           ----------   -----------   -----------
          Total other (expense) income...................     (12,383)     (336,589)       44,901
                                                           ----------   -----------   -----------
Income before provision for income taxes.................     257,038     1,318,460     4,166,916
Provision for income taxes...............................    (121,484)     (547,996)   (1,659,746)
                                                           ----------   -----------   -----------
Net income...............................................  $  135,554   $   770,464   $ 2,507,170
                                                           ==========   ===========   ===========
Net income per common share:
  Basic..................................................  $     0.02   $      0.10   $      0.23
                                                           ==========   ===========   ===========
  Diluted................................................  $     0.02   $      0.09   $      0.20
                                                           ==========   ===========   ===========
Weighted average common shares outstanding:
  Basic..................................................   7,978,234     8,028,673    11,074,616
                                                           ==========   ===========   ===========
  Diluted................................................   8,584,329     8,975,493    12,737,564
                                                           ==========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                           COMMON STOCK       ADDITIONAL
                       --------------------     PAID-IN       DEFERRED        ACCUMULATED
                         SHARES     AMOUNT      CAPITAL     COMPENSATION   (DEFICIT) EARNINGS      TOTAL
                       ----------   -------   -----------   ------------   ------------------   -----------
Balance, December 31,
  1997...............   7,971,248   $ 7,972   $ 2,609,194   $        --       $(1,802,840)      $   814,326
  Stock options
     exercised.......      10,000        10         6,240            --                --             6,250
  Net income.........          --        --            --            --           135,554           135,554
                       ----------   -------   -----------   -----------       -----------       -----------
Balance, December 31,
  1998...............   7,981,248     7,982     2,615,434            --        (1,667,286)          956,130
  Conversion of debt
     to equity.......     558,395       558     1,744,426            --                --         1,744,984
  Deferred
     compensation....          --        --     1,428,360    (1,284,374)               --           143,986
  Net income.........          --        --            --            --           770,464           770,464
                       ----------   -------   -----------   -----------       -----------       -----------
Balance, December 31,
  1999...............   8,539,643     8,540     5,788,220    (1,284,374)         (896,822)        3,615,564
  Net proceeds from
     sale of stock...   4,378,294     4,378    31,182,827            --                --        31,187,205
  Stock options
     exercised.......      54,963        55        78,994            --                --            79,049
  Tax benefit from
     nonqualified
     stock option
     exercises.......          --        --       414,551            --                --           414,551
  Deferred
     compensation....          --        --       327,555       441,808                --           769,363
  Net income.........          --        --            --            --         2,507,170         2,507,170
                       ----------   -------   -----------   -----------       -----------       -----------
Balance, December 31,
  2000...............  12,972,900   $12,973   $37,792,147   $  (842,566)      $ 1,610,348       $38,572,902
                       ==========   =======   ===========   ===========       ===========       ===========

        The accompanying notes are an integral part of these statements.

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                           -------------------------------------
                                                             1998        1999           2000
                                                           --------   -----------   ------------
Cash flows from operating activities:
  Net income.............................................  $135,554   $   770,464   $  2,507,170
  Adjustments to reconcile net income to net cash (used
     in) provided by operating activities:
     Depreciation and amortization.......................    35,225       424,274      1,091,138
     Non-cash interest expense...........................        --       144,984             --
     Deferred income tax provision (benefit).............   102,000      (352,450)      (241,287)
     Non-cash compensation expense.......................        --       143,986        769,363
     Loss on disposal of equipment.......................     4,404            --         25,278
     Changes in assets and liabilities, net of acquired
       assets and liabilities:
  Accounts receivable....................................  (486,629)   (1,753,375)    (3,809,614)
  Inventories............................................  (261,368)     (396,218)    (1,942,477)
  Samples and other prepaid expenses.....................  (139,445)      (83,232)      (787,512)
  Note receivable from related party.....................   (30,000)           --         30,000
  Accrued expenses.......................................   446,429     1,763,019      4,612,232
  Accounts payable.......................................    13,288       356,850      1,021,181
                                                           --------   -----------   ------------
  Net cash (used in) provided by operating activities....  (180,542)    1,018,302      3,275,472
                                                           --------   -----------   ------------
Cash flows from investing activities:
  Purchase of intangible assets..........................        --    (4,000,000)   (16,508,990)
  Purchase of property and equipment.....................  (208,464)     (185,709)      (546,954)
                                                           --------   -----------   ------------
  Net cash used in investing activities:.................  (208,464)   (4,185,709)   (17,055,944)
                                                           --------   -----------   ------------
Cash flows from financing activities:
  Proceeds (repayments) from revolving loan agreement....   563,013       197,072       (800,000)
  Proceeds from long-term debt...........................        --     4,000,000      9,500,000
  Principal payments on long-term debt...................        --    (1,235,000)   (12,177,403)
  Proceeds from issuance of common stock.................     6,250            --     31,266,254
                                                           --------   -----------   ------------
  Net cash provided by financing activities..............   569,263     2,962,072     27,788,851
                                                           --------   -----------   ------------
Net change in cash and cash equivalents..................   180,257      (205,335)    14,008,379
Cash and cash equivalents, beginning of period...........   244,766       425,023        219,688
                                                           --------   -----------   ------------
Cash and cash equivalents, end of period.................  $425,023   $   219,688   $ 14,228,067
                                                           ========   ===========   ============

        The accompanying notes are an integral part of these statements.

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     First Horizon Pharmaceutical Corporation (formerly Horizon Pharmaceutical Corporation, the "Company") is an emerging pharmaceutical company that markets and sells brand name prescription drugs to high-prescribing primary care and select specialty physicians in the United States through their nationwide sales and marketing field force. In addition, limited sales to European customers are made through local distributors in the region. The Company focuses on the treatment of chronic conditions, including cardiovascular diseases, respiratory and gastroenterological disorders, and pain and inflammation. The Company's strategy is to acquire and obtain licenses for pharmaceutical products that other companies do not actively market, and to increase sales through aggressive promotion and marketing. In addition, the Company seeks to maximize the value of their drugs by developing new patentable formulations, using new delivery methods and seeking regulatory approval for new indications.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

     Revenues from product sales are recognized upon shipment to customers and are shown net of sales adjustments for discounts, rebates to customers, returns and other adjustments, which are provided in the same period that the related sales are recorded.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 is applicable to public companies and provides guidance on applying accounting principles generally accepted in the United States to revenue recognition issues in financial statements. Management believes the Company's revenue recognition criteria are consistent with the guidance provided by SAB No. 101.

Royalties

     The Company pays royalties on the sale of certain products. These costs are included in selling, general and administrative expenses in the accompanying statements of operations. Total royalties were $194,000, $620,000 and $2,057,000 for the years ending December 31, 1998, 1999 and 2000, respectively.

Research and Development

     Research and development expenses consist primarily of costs incurred to develop formulations, engage contract research organizations to conduct clinical studies, test products under development and engage medical and regulatory consultants. The Company expenses all research and development costs as incurred. Research and development costs were $255,000, $860,350 and $1,784,144 for the years ended December 31, 1998, 1999 and 2000, respectively.

Returns and Rebate Allowances

     The Company provides all customers with a right of return within six months of the expiration date of the product, and as a result records a provision for returns at the time of sale. The Company is contractually obligated to pay rebates on the sale of certain prescription drugs. The reserve for returns and rebates is estimated based upon historical experience and other relevant information, in accordance with accounting

                    FIRST HORIZON PHARMACEUTICAL CORPORATION principles generally accepted in the United States. There is no certainty that future returns and rebates will not exceed established reserves.

Cash and Cash Equivalents

     The Company considers only those investments that are highly liquid, and readily convertible to cash with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 1999. The Company had cash equivalents with a value of $11,992,329 at December 31, 2000.

Concentration of Credit Risk

     The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors and retail pharmacy chains throughout the United States. Historically, the Company has not experienced significant credit losses on its accounts. The Company's five largest customers accounted for approximately 66% and 65% of accounts receivable at December 31, 1999, and 2000, respectively. The following table presents a summary of sales to significant customers as a percentage of the Company's total revenues:

CUSTOMER                                                      1998   1999   2000
--------                                                      ----   ----   ----
McKesson HBOC, Inc..........................................   29%    28%    29%
Cardinal Health, Inc........................................   28     19     14
Bergen Brunswig Corporation.................................   12     10     12
Bindley Western Industries, Inc.............................   12      9     10

     The Company relies on third-party suppliers to produce its products. The supply of two products whose sales comprised 47% of the Company's sales in 2000 are exclusively available through separate single suppliers.

     The mix of sales of the Company's products changes as products are added, and on a combined basis, products with sales greater than 10% of the Company's sales comprised 90%, 64% and 66% of total sales in 1998, 1999 and 2000, respectively.

Segment Reporting

     The Company operates in a single segment, the sale and marketing of prescription drugs.

Inventories

     Inventories consist of purchased pharmaceutical products and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Samples and Other Prepaid Expenses

     Samples and other prepaid expenses primarily consist of product samples used in the sales and marketing efforts of the Company's products. Samples are expensed upon distribution.

Property and Equipment

     Property and equipment are stated at cost. Major improvements, which extend the lives of existing property and equipment, are capitalized. Depreciation is provided for on the straight-line basis over the estimated useful lives of the assets. Accelerated depreciation is used for income tax purposes. Expenditures for maintenance and repairs that do not extend the lives of the applicable assets are charged to expense as incurred.

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

     The estimated useful lives of the classes of assets generally are as follows:

Office equipment............................................  Five to ten years
Furniture and fixtures......................................  Five to ten years
Computer hardware and software..............................  Three to five years
Leasehold improvements......................................  Based on term of lease

     The components of property and equipment as of December 31, 1999 and 2000 are as follows:

                                                                1999         2000
                                                              ---------   ----------
Office equipment............................................  $  42,315   $   87,412
Furniture and fixtures......................................    131,065      215,882
Computer hardware and software..............................    294,414      455,337
Leasehold improvements......................................     98,648      306,774
                                                              ---------   ----------
                                                                566,442    1,065,405
Less accumulated depreciation...............................   (144,346)    (262,731)
                                                              ---------   ----------
  Property and equipment, net...............................  $ 422,096   $  802,674
                                                              =========   ==========

     Depreciation expense related to property and equipment for the years ended December 31, 1998, 1999 and 2000 was $34,745, $68,860 and $141,098,
respectively.

     In the event that facts and circumstances indicate that the carrying amounts of property and equipment may be impaired, an evaluation of recoverability is performed using the estimated future undiscounted cash flows associated with the asset compared to the asset's carrying amount to determine if a write-down is required.

Intangible Assets

     The costs of obtaining patents and product licenses are capitalized and amortized on a straight-line basis over the estimated periods benefited by the asset (15 to 20 years). Amortization of such assets is included in depreciation and amortization expense in the accompanying statements of operations. Amortization expense for the years ended December 31, 1998, 1999 and 2000 was $480, $355,414 and $950,040, respectively.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of," the Company continually reevaluates the propriety of the carrying amount of intangibles as well as the related amortization period to determine whether the current events and circumstances warrant adjustments to the carrying values and/or estimates of useful lives. This evaluation is performed using the estimated projected future undiscounted cash flows associated with the asset compared to the asset's carrying amount to determine if a write-down is required. To the extent such projections indicate that the undiscounted cash flows are not expected to be adequate to recover the carrying amounts, the assets are written down to fair value as determined by discounting future cash flows.

Income Taxes

     The Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax assets and liabilities using currently enacted tax rates.

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

Advertising Costs

     The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expenses were $39,233, $178,929 and $1,218,615 for the years ending December 31, 1998, 1999 and 2000, respectively.

Fair Value of Financial Instruments

     The Company's borrowings under its variable rate long-term debt agreements are recorded at cost, which approximates fair value. The carrying value of all other financial instruments approximated fair value due to their short term nature.

Foreign Currency Exposure

     Certain of the Company's product purchases and sales are denominated in foreign currencies. Gains or losses on foreign currency transactions are included in income as incurred. The Company does not typically engage in purchased hedging transactions given the insignificant level of foreign currency denominated transactions that occur.

Earnings Per Share

     As required by SFAS No. 128, "Earnings Per Share," the Company has presented basic and diluted earnings per common share amounts in the accompanying financial statements. Basic earnings per common share is calculated based on the weighted average common shares outstanding during the year, while diluted earnings per common share also gives effect to all potentially dilutive common stock equivalents during each year such as options, warrants, and contingently issuable shares.

     Below is the calculation of basic and diluted net income per common share:

                                                                   YEAR ENDED DECEMBER 31,
                                                            -------------------------------------
                                                               1998         1999         2000
                                                            ----------   ----------   -----------
Net income................................................  $  135,554   $  770,464   $ 2,507,170
                                                            ==========   ==========   ===========
Weighted average common shares outstanding -- basic.......   7,978,234    8,028,673    11,074,616
Dilutive effect of stock options..........................     606,095      946,820     1,662,948
                                                            ----------   ----------   -----------
Weighted average common shares outstanding -- diluted.....   8,584,329    8,975,493    12,737,564
                                                            ==========   ==========   ===========
Basic net income per share................................  $     0.02   $     0.10   $      0.23
                                                            ==========   ==========   ===========
Diluted net income per share..............................  $     0.02   $     0.09   $      0.20
                                                            ==========   ==========   ===========

Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

Supplemental Cash Flow Disclosures

                                                             YEAR ENDED DECEMBER 31,
                                                          -----------------------------
                                                           1998       1999       2000
                                                          -------   --------   --------
Cash paid for taxes.....................................  $    --   $777,927   $940,001
                                                          =======   ========   ========
Cash paid for interest..................................  $10,855   $235,889   $385,113
                                                          =======   ========   ========

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

New Accounting Pronouncements

     In June 1998, the financial accounting standards board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company adopted SFAS No. 133 (as amended by SFAS No. 138) on January 1, 2001. SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Adoption of SFAS No. 133 will not have a material impact on the Company's financial condition or results of operations.

2. REVOLVING LOAN AGREEMENT

     In May 1998, the Company entered into a revolving loan agreement with a bank under which the Company can borrow up to $1,000,000, subject to borrowing base limitations based on eligible accounts receivable and inventory balances, as defined in the agreement. Borrowings under the revolving loan agreement bear an interest rate of the bank's prime rate and are secured by the Company's assets. The revolving loan agreement was amended and restated on December 22, 1998 to provide for partial financing of a product acquisition through a term loan. Under the amended agreement, terms of the revolving loan facility provide for up to $2,500,000, subject to borrowing base limitations based on eligible accounts receivable and inventory, as defined in the agreement. In January 2000, the loan agreement was amended and restated to provide for borrowings up to $3,500,000 through June 30, 2000, reverting back to $2,500,000 from June 30, 2000 to January 31, 2001. In April 2000, the Company further amended its credit facility to include up to $13,000,000 of bridge financing to finance acquisitions, and to extend the term of the revolving loan facility to May 2, 2001. On April 14, 2000, the Company borrowed $9,500,000 under the bridge loan for the acquisition of Ponstel. Borrowings under the bridge loan bore an interest rate of the Company's choice of the bank's prime rate or LIBOR plus 1.5%. The bridge loan matured, and was repaid, upon the completion of the Company's initial public offering on May 31, 2000. The weighted average outstanding balance under the revolving credit facility for the year ended December 31, 2000 was $1,879,166. At December 31, 2000, the outstanding balance under the revolving loan was $0 with an interest rate of 9.0%, and the Company had additional availability under the terms of the agreement of approximately $2,500,000. The revolving loan agreement contains certain restrictive covenants including, among other things, minimum EBITDA levels and debt to equity ratio. Any failure to comply with these requirements could have a material adverse effect on the Company's operations, unless waivers are obtained. As of December 31, 2000, the Company was in compliance with these covenants.

3. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                 1999         2000
                                                              -----------   ---------
Term note payable (initial amount of $2,400,000) to bank
  bearing interest at the lesser of prime or LIBOR plus 2%
  (7.96% at December 31, 1999), with monthly payments of
  $40,000 plus accrued interest maturing in December 2001...  $ 1,840,000   $       0
Obligation to a seller of intangible assets payable in
  quarterly installments of $225,000 through February 2001,
  net of an unamortized discount of $52,850 at December 31,
  1999 and $1,594 at December 31, 2000, using an interest
  rate of 8.75%.............................................    1,058,886     221,482
                                                              -----------   ---------
                                                                2,898,886     221,482
Less current maturities.....................................   (1,270,389)   (221,482)
                                                              -----------   ---------
          Total.............................................  $ 1,628,497   $       0
                                                              ===========   =========

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

4. ACCRUED EXPENSES

     Accrued expenses consists of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         2000
                                                              ----------   ----------
Employee compensation and benefits..........................  $  949,325   $1,548,666
Customer return allowance...................................     272,423      824,953
Product rebates.............................................     851,248    1,333,906
Interest....................................................      64,011        3,154
Accrued royalty.............................................     103,807      579,677
Assumed liabilities -- product acquisitions.................     193,531    2,026,528
Income taxes payable........................................     122,957      736,427
Other.......................................................     335,425    1,932,857
                                                              ----------   ----------
                                                              $2,892,727   $8,986,168
                                                              ==========   ==========

5. STOCKHOLDER'S EQUITY

     In 1998, the Company approved a four-for-one common stock split, thus increasing authorized common shares from 10 million to 40 million. All common stock information for all periods presented herein has been restated to give effect to this stock split.

     In December 1999, the Company issued 558,395 shares of common stock to the Company's majority stockholder upon the conversion to common stock of $1.6 million of convertible debt incurred in January 1999 and accrued interest of $144,984 thereon. The shares were converted at a rate of $3.125 as stipulated in the applicable agreement. The original debt agreement stipulated an interest rate of prime plus 2% (10.25% at the conversion date).

     In May 2000, the Company completed its initial public offering and issued 3,800,000 shares of common stock at a price of $8.00 per share. In June 2000, the Company's underwriters exercised their over-allotment option and an additional 570,000 shares of common stock were issued at a price of $8.00 per share. These offerings generated proceeds, net of offering expenses, of $31,119,350, which the Company used to repay debt, finance product acquisitions, and for general corporate purposes.

     In December 2000, the Company issued 8,294 shares of common stock under its employee stock purchase plan.

     Under the Company's Restated Certificate of Incorporation the board of directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company, which could have a depressive effect on the market price of our common stock. The Company has no present plan to issue any shares of preferred stock. As of December 31, 1999 and 2000, there were no shares of preferred stock outstanding.

     In December 2000, the Company entered into a separation agreement with a retiring executive, whereby the executive will receive severance and other benefits. In addition, the vesting of a portion of his stock options was accelerated, generating non-cash compensation expense of $361,000.

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

6. STOCK OPTIONS

     Pursuant to the Company's 1997 Non-Qualified Stock Option Plan (the "1997 Plan"), the board of directors approved the issuance of options to purchase shares of common stock of the Company to various employees. Under the plan, 4,000,000 shares (adjusted for the 1998 four-for-one stock split) of common stock were reserved for issuance. Vesting periods range from immediate to four years, and options granted generally expire seven years from the date of grant. All options also include accelerated vesting provisions in the event of a change in control, as defined in the plan. In 2000, the Company retired the 1997 Plan. At December 31, 2000, 1,713,200 options remained issued and outstanding under the 1997 Plan.

     On February 14, 2000, the board of directors and stockholders approved the 2000 Stock Plan (the "2000 Plan"). This plan provides for the granting of incentive stock options, nonqualified stock options, stock awards or stock bonuses, and sales of stock. The 2000 stock plan provides for the grants of these options and other awards to officers, directors, full- and part-time employees, advisors and consultants. Only full-time employees may receive incentive stock options. The Company has reserved 2,000,000 shares of common stock for issuance under the 2000 Plan. The Company's compensation committee administers the 2000 Plan and has the sole authority to determine the meaning and application of the terms of the plan and all grant agreements, the persons to whom option or stock grants are made, the nature and amount of option or stock grants, the price to be paid upon exercise of each option, the period within which options may be exercised, the restrictions on stock awards, and the other terms and conditions of awards. In September 2000, the compensation committee delegated its authority under the 2000 stock plan to a stock option subcommittee to grant certain options to non-executive employees. All options granted under the 2000 Plan include accelerated vesting provisions in the event of a change in control, as defined in the plan. The 2000 stock plan will terminate in February 2010. At December 31, 2000, 318,137 options were issued and outstanding under the 2000 Plan, with vesting periods of four years from the grant date.

     The Company has granted stock options to officers, directors, and employees as follows:

                                                                  NUMBER      WEIGHTED
                                                                OF SHARES     AVERAGE
                                                                SUBJECT TO    EXERCISE
                                                                  OPTION       PRICE
                                                                ----------    --------
Outstanding at December 31, 1997............................      870,000     $ 0.556
  Granted...................................................      122,000       1.875
  Canceled..................................................      (10,000)      1.375
  Exercised.................................................      (10,000)      0.625
                                                                ---------
Outstanding at December 31, 1998............................      972,000       0.712
  Granted...................................................      785,500       2.494
  Canceled..................................................       (5,000)      2.250
  Exercised.................................................           --         N/A
                                                                ---------
Outstanding at December 31, 1999............................    1,752,500       1.506
  Granted...................................................      386,400      10.896
  Canceled..................................................      (52,600)      7.470
  Exercised.................................................      (54,963)      1.438
                                                                ---------
Outstanding at December 31, 2000............................    2,031,337     $ 3.140
                                                                =========
Shares vested at December 31, 2000..........................      989,425
                                                                =========

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

     The following table sets forth the range of exercise prices, number of shares, weighted average exercise price, and remaining contractual lives by similar price and grant date at December 31, 2000.

                                                OUTSTANDING                  EXERCISABLE
                                        ---------------------------   -------------------------
                                            WEIGHTED       WEIGHTED                    WEIGHTED
                       OUTSTANDING AT       AVERAGE        AVERAGE    EXERCISABLE AT   AVERAGE
        RANGE OF        DECEMBER 31,       REMAINING       EXERCISE    DECEMBER 31,    EXERCISE
     EXERCISE PRICE         2000        CONTRACTUAL LIFE    PRICE          2000         PRICE
     --------------    --------------   ----------------   --------   --------------   --------
    $ 0.500 - $ 0.625         827,000          3.5 years   $  0.552          727,000   $  0.542
    $           1.875         211,000          6.8 years   $  1.875           90,500   $  1.875
    $ 2.500 - $ 2.650         647,700          8.6 years   $  2.605          161,925   $  2.605
    $ 8.000 - $10.688         263,737          6.4 years   $  8.694           10,000   $  8.350
    $18.000 - $19.937          64,450          6.7 years   $ 18.015                0        N/A
    $21.812 - $25.718          17,450          6.8 years   $  21.98                0        N/A
                       --------------                                 --------------
    Total............       2,031,337                                        989,425
                       ==============                                 ==============

     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock options issued to employees. Accordingly, the Company records compensation expense for any stock option grants with exercise prices lower than fair value, recognized ratably over the vesting period. The Company has recognized compensation expense related to stock option grants of $0, $143,986 and $769,363 in 1998, 1999 and 2000, respectively. The 2000 compensation expense includes $361,000 related to accelerated vesting granted to a retiring executive. Had compensation costs for these options been determined using the option-pricing models prescribed by SFAS No. 123, "Accounting for Stock Based Compensation," the Company's pro forma net income per common share would have been reported as follows:

                                                                  DECEMBER 31,
                                                        --------------------------------
                                                          1998       1999        2000
                                                        --------   --------   ----------
Net income:
  as reported.........................................  $135,554   $770,464   $2,507,170
  pro-forma...........................................  $111,734   $476,823   $2,260,178
Net income per common share -- basic:
  as reported.........................................  $   0.02   $   0.10   $     0.23
  pro-forma...........................................  $   0.01   $   0.06   $     0.20
Net income per common share -- diluted:
  as reported.........................................  $   0.02   $   0.09   $     0.20
  pro-forma...........................................  $   0.01   $   0.05   $     0.18

     The weighted average minimum value of options granted during 1998, 1999 and 2000 is estimated at $1.51, $2.01 and $4.88, respectively, per share. The minimum value of options is estimated on the date of the grant using the following weighted average assumptions:

                                                                  DECEMBER 31,
                                                          -----------------------------
                                                           1998       1999       2000
                                                          -------    -------    -------
Risk-free interest rate.................................     5.53%      5.57%      6.45%
Expected dividend yield.................................       --         --         --
Expected lives..........................................  4 years    4 years    4 years
Expected volatility.....................................       --%        --%        42%

     The Company adopted an employee stock purchase plan on February 14, 2000 that is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. The Company has reserved 500,000 shares of common stock for the stock purchase plan. In order to participate in

                    FIRST HORIZON PHARMACEUTICAL CORPORATION the stock purchase plan, employees must meet eligibility requirements, including length of employment. Participating employees will be able to direct the Company to make payroll deductions of up to 7% of their compensation during an offering period for the purchase of shares of the Company's common stock. Each offering period will be six months. The stock purchase plan will provide participating employees with the right, subject to specific limitations, to purchase the Company's common stock at a price equal to 85% of the lesser of the fair market value of the Company's common stock on the first or last day of the offering period. The board of directors has the authority to amend, suspend or discontinue the stock purchase plan as long as the change will not adversely affect participants without their consent and as long as the Company receives the stockholder approval required by law. The stock purchase plan will terminate on December 31, 2010.

7. INCOME TAXES

     The income tax provision (benefit) for 1998, 1999 and 2000 consisted of the following:

                                                         1998       1999         2000
                                                       --------   ---------   ----------
Current..............................................  $ 19,484   $ 900,446   $2,021,453
Deferred.............................................   102,000    (352,450)    (361,707)
                                                       --------   ---------   ----------
                                                       $121,484   $ 547,996   $1,659,746
                                                       ========   =========   ==========

     A reconciliation of the statutory rate to the effective rate as recognized in the statements of operations is as follows:

                                                              1998    1999    2000
                                                              ----    ----    ----
Federal statutory rate......................................  34.0%   34.0%   34.0%
State taxes and credits.....................................   5.0%    5.0%    3.8%
Non-deductible expenses.....................................   8.3%    2.6%    2.0%
                                                              ----    ----    ----
                                                              47.3%   41.6%   39.8%

     Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of the Company's net deferred tax assets as of December 31, 1999 and 2000 are as follows:

                                                                1999        2000
                                                              --------   ----------
Deferred tax assets:
  Accrued liabilities and reserves..........................  $439,785   $1,203,309
  Deferred compensation.....................................   110,995      411,164
  Other.....................................................        --       25,334
                                                              --------   ----------
                                                               550,780    1,639,807
Deferred tax liabilities:
  Intangibles...............................................    76,479      870,135
  Other.....................................................        --       54,084
                                                              --------   ----------
                                                                76,479      924,219
                                                              --------   ----------
Net deferred tax assets.....................................  $474,301   $  715,588
                                                              ========   ==========

8. LICENSE AGREEMENTS AND PRODUCT RIGHTS

     On January 1, 1996, the Company obtained exclusive distribution rights from Unisource, Inc. for Tanafed in North America through December 31, 2003 with an option for an additional seven years. The agreement requires the Company to purchase all of its requirements for Tanafed from Unisource, including at least

                    FIRST HORIZON PHARMACEUTICAL CORPORATION certain minimum quantities of Tanafed in each year of the agreement. The Company entered into a patent and license agreement with Jame Fine Chemicals, Incorporated, the raw materials supplier for Tanafed dated January 2000. The agreement grants the Company a semi-exclusive license to use, sell and distribute finished products containing an active ingredient used in Tanafed. Pursuant to the agreement, the Company must pay a royalty on sales of Tanafed. The license continues through the life of the licensed patent, which expires in 2014.

     On October 31, 1998, the Company entered into an agreement with Inpharmakon Corporation in which the Company acquired rights to the proprietary information for a migraine product for which the Company plans to conduct clinical studies and submit a new drug application. The agreement expires on October 31, 2008, but the Company may renew it indefinitely after expiration. If the Company does not obtain regulatory approval of the drug within a specified time after filing for such approval and thereafter commence and continue to aggressively market and sell the product, Inpharmakon may terminate the agreement. In the event that Inpharmakon terminates the agreement for failure to achieve these milestones, Inpharmakon may purchase rights to develop the drug. The Company must also pay up to an aggregate of $950,000 in non-refundable fees to Inpharmakon at various developmental milestones through and including regulatory approval of the product, and, in the event of commercial sales of the product, the Company must pay royalties at rates which management believes are within industry customary ranges. If the Company elects to sell the business opportunity to a third party, the Company must share the proceeds of the sale with Inpharmakon.

     The other owner of Inpharmakon has previously sought to renegotiate some of the terms of this agreement based on disputes concerning the Company's achievement of milestones. On May 3, 2000, the Company entered into an amendment of this collaboration agreement in which both parties released each other from any previous claims or disputes under the agreement. The amendment deleted provisions permitting Inpharmakon to terminate the agreement if the Company does not initiate clinical trials within a specified time period after completing a clinical biostudy on the Company's migraine product under development or if the Company does not file an NDA within a specified time period after completing clinical trials. In addition, the amendment provides for an increase in the total aggregate amount of milestone payments that the Company must pay for development of the migraine product from $700,000 to $950,000. The amendment also required that the Company pay Inpharmakon $200,000, which was paid in June 2000.

     On January 29, 1999, the Company acquired exclusive rights in the United States to Robinul and Robinul Forte tablets from American Home Products Corporation (AHP) for $4,000,000 in cash with an additional $1,800,000 financed by the seller (See Note 3). Pursuant to the acquisition, the Company also assumed liabilities for returns of products shipped by the seller prior to the acquisition date. The Company has recorded the total purchase price for this acquisition as an intangible asset in its financial statements. The Company agreed to pay royalties on net sales as long as the Company sells the product. The Company negotiated for AHP, or its designee, to continue to manufacture and supply the product to the Company until July 2001. The Company has an agreement with a supplier, dated April 23, 1999, for the supplier to become qualified under applicable regulations to manufacture and supply the requirements for Robinul. Under this agreement, the supplier will manufacture the products for five years from the time the supplier becomes a qualified manufacturer plus renewal terms of one year until either party elects to not renew. The agreement with the supplier requires that the Company purchase certain designated minimum quantities. The Company has capitalized the cost of obtaining the license and is amortizing it over an estimated economic life of 20 years.

     On March 25, 1999, the Company acquired the rights from Penwest Pharmaceuticals Co. to the application of Penwest's controlled release TIMERx technology to the active ingredient in the migraine product. Under the Penwest agreement, the Company has the right to manufacture, use and sell the developed product in North America and Mexico for a period extending fifteen years from the date a new drug application is issued for the product, as well as a license to the TIMERx(R) patents for such purpose. The

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

Company must pay Penwest an aggregate of up to approximately $2,600,000 of non-refundable fees upon achieving specified development milestones through the first anniversary of the first commercial sale of the product following regulatory approval and royalties upon any sales of the migraine product. To date, the Company has paid Penwest $426,500, which is included in research and development expense in the accompanying statements of operations. Penwest may terminate the agreement in the event the Company fails to timely achieve designated performance milestones within prescribed time periods.

     In July 1999, the Company entered into an agreement with Pohl-Boskamp for the exclusive rights to distribute, market and sell Nitrolingual Pumpspray beginning on February 1, 2000 in the United States for five years plus an additional five year renewal period subject to establishing mutually acceptable minimum purchase requirements. Under the agreement, Pohl-Boskamp supplies the Company with their requirements of product at prices that decrease as volume purchased in each year increases. The Company must purchase designated minimum quantities in each year of the agreement and pay a royalty on net sales of the product. Aventis had exclusive rights through January 2000 to a version of the product containing CFC named Nitrolingual Spray. To promote earlier adoption of Nitrolingual Pumpspray, the Company obtained exclusive rights from Aventis to market this CFC product in the United States as of November 22, 1999.

     On April 14, 2000, the Company acquired exclusive rights from Warner-Lambert Company to distribute, market, and sell the drug Ponstel in the United States for $9,500,000 in cash and a $3,500,000 non-interest bearing promissory note to the seller. The Company also assumed liabilities for certain returns of products shipped by the seller prior to the acquisition date. The Company financed $9,500,000 of the transaction under a bridge loan agreement with LaSalle Bank. The agreement includes the purchase of the licensing rights and certain trademarks. The purchase price was allocated among the fair values of the intangible assets and liabilities assumed which is being amortized over 20 years. In addition the Company agreed to purchase the entire outstanding inventory of Ponstel for approximately $100,000. The promissory note was paid in full upon the receipt of proceeds from the Company's initial public offering in June 2000.

     The Company negotiated with Warner-Lambert to continue to manufacture and supply the Ponstel product to the Company through December 31, 2000, subsequently extended through March 31, 2001. In December 2000, the Company entered into a manufacturing agreement with West-ward Pharmaceutical Corporation, subject to FDA approval, to manufacture and supply Ponstel for five years. Under the terms of the agreement, the Company will pay a production fee for its manufacture of Ponstel. The Company must also pay West-ward Pharmaceutical $170,000 upon the completion of specified milestones. The Company must purchase designated minimum quantities in each year of the agreement.

     On June 22, 2000, the Company acquired world-wide rights from Warner-Lambert Company to market, distribute and sell the drug Cognex and a new unapproved version of Cognex called Cognex CR, for $3,500,000 in cash. The Company must also pay up to $1,500,000 in additional purchase price if the Company obtains FDA approval to market Cognex CR. In addition, royalties are required to be paid upon achieving certain sales levels of Cognex. The Company also assumed liabilities for returns of products shipped by the seller prior to the acquisition date. The purchase price was allocated among the fair values of tangible and intangible assets and liabilities assumed, the majority of which is being amortized over 20 years.

     The Company negotiated a supply agreement with a Warner-Lambert affiliate to continue to manufacture and supply Cognex and the active ingredient in Cognex for two years subject to a one year renewal. The Company will pay Warner-Lambert's affiliate a production fee for its manufacture of Cognex and the active ingredient. The supply agreement contains designated quantities of Cognex and its active ingredient that Warner-Lambert's affiliate will supply and that the Company must purchase.

     In addition, the Company entered into a transition services agreement with Warner-Lambert under which Warner-Lambert provided transitional administrative services to the Company until December 31, 2000 in connection with the sale of Cognex in European countries.

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

     On December 19, 2000, the Company entered into a distribution agreement with OTL Pharma of France (OTL). Under the terms of the agreement, the Company granted OTL exclusive rights to distribute and sell Cognex on behalf of the Company in France, Spain, Germany, Belgium and Luxembourg. The agreement becomes effective in each country upon approval by the country's regulatory authority. OTL will be responsible for processing orders, distributing the product, billing and collecting from customers, collecting and remitting any applicable taxes on the sales of the product and processing returned product. The Company will provide OTL with product to sell and will pay a commission to OTL on net proceeds as defined in the agreement. The agreement expires on December 31, 2004, and is renewable for up to four one-year renewal terms subject to minimum sales requirements being met.

     Each of the Company's third-party manufacturing agreements, excluding that for Cognex, requires that the Company purchase all of their product requirements from the manufacturers that are a party to those agreements.

     The Company uses third-party manufacturers for the production of its products for development and commercial purposes. Given the general under-utilization of resources, the availability of excess capacity for manufacturing in the marketplace, and the lower cost of outsourcing, the Company intends to continue to outsource manufacturing for the near-term.

     The Company currently uses the services of eight third-party manufacturers for manufacturing of the Company's products pursuant to the Company's product specifications. The Company has manufacturing and supply agreements with seven of these manufacturers. The remaining terms of these agreements generally range from one to four years. Under some of these agreements, the manufacturers or other third parties own the rights to the product that the Company has under their marketing licenses. Except for our Defen-LA, Protuss-D, and Zoto-HC products, these agreements generally state that the product supplier will provide products only to the Company. The Company has not entered into agreements for alternative manufacturing sources for any of its products. The suppliers of Nitrolingual Pumpspray and the raw materials for Tanafed hold patents for their respective products.

9. RETIREMENT PLAN

     In 1996, the Company began a qualified defined contribution 401(k) plan, which provides benefits to substantially all employees. The annual contribution, if any, to the trust is at the discretion of the board of directors of the Company. Employer contributions to the plan for the years ended December 31, 1998, 1999 and 2000 were $20,695, $36,055 and $52,201, respectively.

10. COMMITMENTS AND CONTINGENCIES

     The Company leases its facilities under a non-cancelable operating lease that expires in August 2003. The total rent expense was $90,315, $211,533 and $199,183 for the years ended December 31, 1998, 1999, and 2000, respectively. The Company leases vehicles for certain employees under non-cancelable lease agreements expiring in 2001. The total vehicle lease expense under the lease agreement for the years ended December 31, 1998, 1999 and 2000 was $0, $434,393 and $1,322,378, respectively.

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

     The total minimum future commitment under leases for years succeeding December 31, 2000 is as follows:

YEAR ENDING DECEMBER 31,
------------------------
2001........................................................  $1,315,736
2002........................................................     577,295
2003........................................................     138,418
2004........................................................       8,525
                                                              ----------
          Total.............................................  $2,039,974
                                                              ==========

     The Company has employment contracts with certain executives, which provide for certain levels of severance in the event of termination without cause or for certain change of control events, as defined.

11. RELATED-PARTY TRANSACTIONS

     The Company purchases repackaging services from Diversified Healthcare Services Inc., a related party. For the years ended December 31, 1998, 1999 and 2000, the amounts paid for repackaging were approximately $132,000, $282,000 and $136,000, respectively.

     In 1996, the Company entered into two agreements with Crabapple Enterprises, Inc. (Crabapple), a related party and potential competitor, under which Crabapple agreed not to market products that compete with the Company's Protuss, Protuss-D and Zoto-HC products. The Company paid $160,000, $163,000 and $213,000 to Crabapple in 1998, 1999 and 2000, respectively, under these agreements. The term of the agreement for Protuss and Protuss-D is seven years with an option to renew for an additional five years. The term of the agreement for Zoto-HC is ten years with an option to renew for an additional five years. Crabapple may cancel these agreements if minimum royalty amounts are not paid.

     The Chairman and Chief Executive Officer of the Company did not receive a salary for the year ended December 31, 1999.

     The Company extended a non-interest bearing note receivable to an officer of the Company during 1998. As of December 31, 1999 and 2000 the amount due to the Company under this note was $30,000 and $0, respectively.

     During 1998, the Company entered into a collaboration agreement with Inpharmakon Corporation, an affiliate of an officer of the Company, under which Inpharmakon will assist the Company in developing its FHPC 01 product. This agreement was amended in May 2000 (See Note 8). The Company paid $200,000, $1,352 and $200,718 to Inpharmakon in 1998, 1999 and 2000, respectively.

     On January 11, 1999, Kapoor-Pharma Investments, an affiliate of a director of the Company, loaned the Company $1,600,000 at an interest rate of 2% over the prime rate. In November 1999, the Company converted principal and $144,984 of accrued interest totaling $1,744,984 into 558,395 shares of common stock at $3.125 per share, pursuant to the terms of the loan agreement.

     In connection with the bridge loan agreement discussed in Note 2, the Company paid a fee of $16,848 to a trust affiliated with John N. Kapoor Ph.D., a director of the Company, in return for the pledge of certain trust assets as collateral for the loan.

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table sets forth summary quarterly financial information for the years ended December 31, 1999 and 2000.

1999 BY QUARTER                               FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
---------------                               -------------   --------------   -------------   --------------
Net revenues................................   $4,199,934       $3,977,158      $5,505,964       $4,941,456
Operating income............................      697,380          371,582         800,255         (214,170)
Net income..................................      375,901          149,200         412,618         (167,260)
                                               ----------       ----------      ----------       ----------
Earnings per share:
  Basic.....................................   $     0.05       $     0.02      $     0.05       $    (0.02)
  Diluted...................................   $     0.04       $     0.02      $     0.05       $    (0.02)
                                               ==========       ==========      ==========       ==========

2000 BY QUARTER                               FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
---------------                               -------------   --------------   -------------   --------------
Net revenues................................   $7,119,638       $7,843,547      $9,632,716      $12,053,645
Operating income............................        8,215          453,841       1,479,470        2,180,489
Net income..................................      (38,531)         176,883         955,133        1,413,687
                                               ----------       ----------      ----------      -----------
Earnings per share:
  Basic.....................................   $    (0.00)      $     0.02      $     0.07      $      0.11
  Diluted...................................   $    (0.00)      $     0.02      $     0.07      $      0.10
                                               ==========       ==========      ==========      ===========

     Quarterly amounts do not add to annual amounts due to the effect of rounding on a quarterly basis.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To First Horizon Pharmaceutical Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of First Horizon Pharmaceutical Corporation (a Delaware Corporation) included in this registration statement and have issued our report thereon dated February 16, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule of Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 16, 2001

                                                                     SCHEDULE II

                    FIRST HORIZON PHARMACEUTICAL CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                         BALANCE AT   CHARGED TO    CHARGED                    BALANCE
                                         BEGINNING    COSTS AND     TO OTHER                  AT END OF
               CLASSIFICATION             OF YEAR      EXPENSES     ACCOUNTS    DEDUCTIONS      YEAR
               --------------            ----------   ----------    --------    ----------    ---------
1998.. Allowance for doubtful accounts    $ 13,250    $  40,744    $       --   $   (18,599)  $ 35,395
      Allowance for customer returns       100,000       80,994            --       (40,994)   140,000
1999  Allowance for doubtful accounts       35,395       51,493            --       (31,105)    55,783
      Allowance for customer returns       140,000      366,904            --      (234,481)   272,423
      Allowance for product rebates             --    1,294,072            --      (442,824)   851,248
2000.. Allowance for doubtful accounts      55,783      375,088            --      (146,942)   283,929
      Allowance for customer returns       272,423      736,707            --      (184,177)   824,953
      Allowance for product rebates        851,248    2,951,189            --    (2,468,531)  1,333,906