Form 10-Q
period 2001-03-31
FIRST HORIZON PHARMACEUTICAL CORP
filed 2001-05-14
CIK 1106773

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       ---------------------------------

                                    FORM 10-Q

                   Quarterly Report Pursuant to Section 13 or
                        15(d) of the Securities Exchange
                          Act of 1934 For the quarterly
                           period ended March 31, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


     As of May 7, 2001, there were 13,317,564 shares of the Registrant's Common Stock outstanding.


--------------------------------------------------------------------------------

                    FIRST HORIZON PHARMACEUTICAL CORPORATION
                                    FORM 10-Q
                                      INDEX

PART I.  FINANCIAL INFORMATION (UNAUDITED)                                                            PAGE

         Item 1.     Balance Sheets at March 31, 2001 and                                               1
                       December 31, 2000

                     Statements of Operations for the three months ended                                2
                        March 31, 2001 and March 31, 2000

                     Statements of Cash Flows for the three months ended                                3
                        March 31, 2001 and March 31, 2000

                     Notes to Condensed Financial Statements                                            4

         Item 2.     Management's Discussion and Analysis of Financial Condition and                    6
                        Results of Operations

         Item 3.     Quantitative and Qualitative Disclosures about Market Risk                         9

PART II. OTHER INFORMATION

         Item 1.     Legal Proceedings                                                                 10

         Item 2.     Changes in Securities and Use of Proceeds                                         10

         Item 3.     Defaults Upon Senior Securities                                                   11

         Item 4.     Submission of Matters to a Vote of Security Holders                               11

         Item 5.     Other Information                                                                 11

         Item 6.     Exhibits and Reports on Form 8-K                                                  11

                     Signatures                                                                        12


                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    First Horizon Pharmaceutical Corporation

                                 Balance Sheets
                                   (unaudited)

                                                                                      March 31,               December 31,
                                                                                         2001                    2000
                                                                                ---------------------   ----------------------
ASSETS
Current Assets:
   Cash and cash equivalents.............................................       $         16,157,749    $          14,228,067
   Accounts receivable, net of allowance for doubtful
       accounts, discounts and contractual adjustments
       of $391,393 and $283,929 at March 31, 2001 and
       December 31, 2000, respectively...................................                  7,017,876                6,710,237
   Inventories...........................................................                  2,160,865                2,648,104
   Samples and other prepaid expenses....................................                  1,530,659                1,341,126
   Taxes receivable......................................................                  1,752,914                        -
   Deferred tax assets...................................................                  1,322,010                1,203,309
                                                                                ---------------------   ----------------------
              Total current assets.......................................                 29,942,073               26,130,843
                                                                                ---------------------   ----------------------
Property and equipment, net..............................................                    822,306                  802,674
Other Assets:
     Intangibles, net....................................................                 25,942,480               23,150,025
                                                                                ---------------------   ----------------------
              Total other assets.........................................                 25,942,480               23,150,025
                                                                                ---------------------   ----------------------
              Total assets...............................................       $         56,706,859    $          50,083,542
                                                                                =====================   ======================
LIABILITIES AND STOCKHODERS' EQUITY
Current Liabilities:
    Accounts payable.....................................................       $          1,939,234    $           1,815,269
    Accrued expenses.....................................................                 11,489,466                8,986,168
    Current portion of long-term debt....................................                          -                  221,482
                                                                                ---------------------   ----------------------
                   Total current liabilities.............................                 13,428,700               11,022,919
Long -Term Liabilities:
   Deferred tax liabilities..............................................                    487,721                  487,721
                                                                                ---------------------   ----------------------
              Total liabilities..........................................                 13,916,421               11,510,640
Stockholders' Equity:
   Preferred stock, 1,000,000 shares authorized and none
       outstanding.......................................................                          -                        -
   Common stock, $0.001 par value; 40,000,000 shares
       authorized; 13,316,538 and 12,972,900 issued and outstanding
       at March 31, 2001 and December 31, 2000, respectively.............                     13,316                   12,973
    Additional paid-in capital...........................................                 40,699,932               37,792,147
    Deferred compensation................................................                   (760,582)                (842,566)
    Retained earnings....................................................                  2,837,772                1,610,348
                                                                                ---------------------   ----------------------
              Total stockholders' equity.................................                 42,790,438               38,572,902

              Total liabilities and stockholders' equity.................       $         56,706,859    $          50,083,542
                                                                                =====================   ======================

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

                            Statements of Operations
                                   (unaudited)

                                                           For the Quarter Ended   For the Quarter Ended
                                                                 March 31,               December 31,
                                                                    2001                    2000
                                                           ---------------------   ----------------------
Net Revenues....................................           $         12,452,606    $         7,119,638
Operating costs and expenses
       Cost of revenues.........................                      1,770,864              1,061,737
       Selling, general and administrative
           expenses, excluding non-cash
           compensation expense.................                      7,819,118              5,491,653
       Non-cash compensation expense............                         81,984                 87,269
       Depreciation and amortization............                        395,839                 95,472
       Research and development expense                                 617,838                375,292
                                                           ---------------------   ----------------------
               Total operating costs and
                   expenses.....................                     10,685,643              7,111,423
                                                           ---------------------   ----------------------

Operating income................................                      1,766,963                  8,215
                                                           ---------------------   ----------------------
Other income (expense):
       Interest expense.........................                         (1,961)               (91,227)
       Interest income..........................                        241,460                  5,591
       Other....................................                            796                  9,822
                                                           ---------------------   ----------------------
               Total other income
                   (expense)....................                        240,295                (75,814)
                                                           ---------------------   ----------------------

Income (loss) before provision for
    income taxes................................                      2,007,258                (67,599)
(Provision) benefit for income taxes............                       (779,834)                29,068
                                                           ---------------------   ----------------------

Net income (loss)...............................           $          1,227,424    $           (38,531)
                                                           =====================   ======================
Net income per common share:
    Basic.......................................           $               0.09    $             (0.00)
                                                           =====================   ======================
    Diluted.....................................           $               0.09    $             (0.00)
                                                           =====================   ======================
Weighted average common shares outstanding:
    Basic.......................................                     13,034,561              8,539,643
    Diluted.....................................                     14,392,923              8,539,643


                    First Horizon Pharmaceutical Corporation

                            Statements of Cash Flows
                                   (unaudited)

                                                                For the Quarter Ended   For the Quarter Ended
                                                                       March 31,               March 31,
                                                                          2001                    2000
                                                                ---------------------   ----------------------
Cash flows from operating activities:
Net income (loss).............................................  $      1,227,424       $          (38,531)
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
          Depreciation and amortization.......................           395,839                    95,472
          Deferred tax benefit ...............................          (118,701)                        -
          Non-cash compensation expense.......................            81,984                    87,269
          Reduction in taxes payable - stock option exercises             903,807                        -
          Changes in assets and liabilities, net of acquired
              assets and liabilities:
              Accounts receivable.............................          (307,639)                   39,126
              Inventories.....................................           487,239                  (996,849)
              Samples and other prepaid expenses..............          (189,533)               (1,138,112)
              Notes receivable from related party.............                 -                   (20,372)
              Accrued expenses and other......................          (633,054)                  719,659
              Accounts payable................................           123,965                   979,291
                                                                ---------------------   ----------------------

              Net cash (used in) provided by operating
                  activities..................................         1,971,331                  (273,047)
Cash flows from investing activities:
          Purchase of property and equipment..................           (71,574)                  (68,959)
                                                                ---------------------   ----------------------

              Net cash used in investing activities...........           (71,574)                  (68,959)

Cash flows from financing activities:
     Proceeds from revolving loan agreement...................                 -                 1,200,000
     Principal payments on long-term debt.....................          (221,482)                 (342,345)
     Proceeds from issuance of common stock, net..............           251,407                         -
                                                                ---------------------   ----------------------

              Net cash provided by financing activities.......            29,925                   857,655

Net change in cash and cash equivalents.......................         1,929,682                   515,649
Cash and cash equivalents, beginning of period................        14,228,067                   219,688
                                                                ---------------------   ----------------------
Cash and cash equivalents, end of period......................  $     16,157,749        $          735,337
                                                                =====================   ======================

                    FIRST HORIZON PHARMACEUTICAL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (unaudited)

1.   Basis of Presentation

          The accompanying unaudited interim financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which management considers necessary for fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods. Certain footnote disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted from the interim financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results for the full year. The interim results should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-30123).

2.   New Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company adopted SFAS No. 133 (as amended by SFAS No. 138) on January 1, 2001. SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Adoption of SFAS No. 133 did not have a material impact on the Company's financial condition or results of operations.

3.   Inventories

          Inventories are stated at the lower of cost or market and primarily consists of purchased finished goods. Cost is determined using the first-in first-out method.

4.   Earnings Per Share

          Below is the calculation of basic and diluted net income per share:

                                               Quarter Ended    Quarter Ended
                                                  March 31,         March 31,
                                                    2001              2000
                                               ---------------  ----------------

         Net income (loss)..............       $    1,227,424   $       (38,531)
         Weighted average shares
           outstanding - basic..........           13,034,561         8,539,643
         Dilutive effect of stock
           options......................            1,358,362               N/A
                                               ---------------  ----------------

         Weighted average shares
           outstanding - diluted........           14,392,923         8,539,643

         Basic earnings per share              $          .09   $         (0.00)

         Diluted earnings per share            $          .09   $         (0.00)

5.   Subsequent Events

          On May 9, 2001, the Company completed its follow on offering of 4,000,000 shares of common stock at $19.30 per share. In addition, the underwriters exercised their option to purchase up to 600,000 additional shares of common stock from the Company to cover any over-allotments. The Company estimates that net proceeds from the offering will be $83,397,100 after deducting estimated offering expenses. Proceeds from the offering, which is expected to close on May 15, 2001, will be used for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read with the financial statements and related footnotes and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-30123). The results discussed below are not necessarily indicative of the results to be expected in any future periods. The following discussion contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ from the statements made.

Overview

     The Company is a specialty pharmaceutical company that currently markets and sells 13 brand name prescription drugs through its nationwide sales and marketing force of approximately 150 professionals. The Company focuses on the treatment of chronic conditions, including cardiovascular diseases and respiratory, gastroenterological and gynecological disorders. The Company seeks to acquire and obtain licenses for pharmaceutical products that other companies do not actively market that have high sales growth potential, are promotion-sensitive and complement the Company's existing products. In addition, the Company seeks to increase the value of existing products by developing new formulations, new delivery methods and seeking new indications for existing products. The Company may also acquire companies with complementary products.

Results of Operations

     Net Revenues. Net revenues increased $5,332,968, or 75%, over the quarter ended March 31, 2000, to $12,452,606 for the quarter ended March 31, 2001. Sales of continuing products, including Nitrolingual Pumpspray which we began selling on February 1, 2000, for the quarter ended March 31, 2001 increased $3,949,435, or 55%, compared to the quarter ending March 31, 2000. The increase in sales of continuing products for the quarter ended March 31, 2001 was primarily due to increased unit sales of the Company's products. Sales of the Company's newly acquired and licensed products Ponstel and Cognex were $1,383,533 for the quarter ended March 31, 2001. The Company began to sell Ponstel on April 14, 2000 and Cognex on June 22, 2000.

     Cost of Revenues. Cost of revenues increased $709,127 or 67%, to $1,770,864 for the quarter ended March 31, 2001 compared to $1,061,737 for the quarter ended March 31, 2000.

     Gross Margin. Gross margin for the quarter ended March 31, 2001 was 86% compared to 85% for the quarter ended March 31, 2000. This increase resulted primarily from sales of the newly acquired Cognex and Ponstel products, which have higher margins than the Company's other products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2,327,465, or 42%, to $7,819,118 for the quarter ended March 31, 2001. Selling related expenses increased due to the addition of the hospital sales force in the second quarter of 2000, the expansion of the Company's retail sales force in the third quarter of 2000, and higher commission and royalty expense due to increased sales. Selling expenses for the quarter ended March 31, 2001, include costs associated with the Company's national sales meeting held in March and marketing expenses related to the launch of Ponstel to OB/GYNs in January 2001.

     General and administrative expenses increased due to additions to the Company's management team and support personnel in the Company's corporate office and higher insurance costs due to increased insurance coverage.

     Non-Cash Compensation. Non-cash compensation expense was $81,984 for the quarter ended March 31, 2001 compared to $87,269 for the quarter ended March 31, 2000. This non-cash expense resulted from the Company issuing stock options at exercise prices that were lower than the market value of the Company's stock at the time the options were issued, as determined by an independent valuation. Non-cash compensation expense will be recognized over the vesting term of the options.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $300,367 or 315% to $395,839 for the quarter ended March 31, 2001. This increase resulted from higher amortization expense related to the acquisition of Ponstel on April 14, 2000, Cognex on June 22, 2000 and increased depreciation expense for furniture, computer equipment and leasehold improvements at the Company's corporate headquarters. Amortization expense could further increase if the Company concludes any more product acquisitions.

     Research and Development Expense. Research and development expense increased $242,546, or 65%, to $617,838 for the quarter ended March 31, 2001. This increase resulted from continued development of FHPC 01, the Company's migraine product under development, the Robinul line extension, and the costs associated with transferring the manufacturing of Robinul and Ponstel to new manufacturers.

     Interest Expense. Interest expense decreased $89,266, or 98%, to $1,961 for the quarter ended March 31, 2001. The Company currently does not have any debt outstanding. However, the Company could incur significant interest expense in the future if it continues to acquire products and finance the purchase of these products with debt.

     Interest Income. Interest income was $241,460 for the quarter ended March 31, 2001 compared to $5,591 for the quarter ended March 31, 2000. The increase was the result of interest earned on the remaining proceeds from the Company's initial public offering as well as interest earned on cash provided by operations.

     Provision for Income Taxes. Income taxes were provided for at a rate of 39% in 2001 compared to 43% in 2000. The decrease is primarily due to state income tax structuring initiatives.

Liquidity and Capital Resources

     The  Company's  liquidity  requirements  arise from debt  service,  working capital requirements, product development activities and funding of acquisitions. The Company has met these cash requirements through cash from operations, proceeds from its line of credit, borrowings for product acquisitions and the issuance of common stock.

     The Company's cash and cash equivalents were $16,157,749 at March 31, 2001. Net cash provided by operating activities for the three months ended March 31, 2001 was $1,971,331. This source of cash was primarily the result of net income plus non-cash depreciation, amortization and compensation expense, increased accounts payable and decreased inventories, offset by decreased accrued expenses and increased prepaid expenses. The purchase of inventory affects the Company's liquidity. The Company estimates that supply agreements with its manufacturers require that it purchase approximately $4.3 million of inventory during the last three quarters of 2001.

     Net cash used in investing activities for the three months ended March 31, 2001 was $71,574. This use of cash was for the purchase of property and equipment.

     Net cash provided by financing activities was $29,925 for the three months ended March 31, 2001. This source of cash was the result of the exercise of stock options by employees that provided net proceeds of $251,407 offset by payment of long-term debt of $221,482.

     In May 1998, the Company entered into a credit facility with LaSalle Bank National Association, which was subsequently amended to include a revolving credit facility, a term loan and a bridge loan. The revolving loan is subject to borrowing base limitations. The revolving credit facility provides for borrowings up to $2,500,000 and bears interest at the bank's prime rate, and is due May 2, 2002. At March 31, 2001, the Company had no outstanding balance under the revolving credit facility.

     On May 9, 2001, the Company completed its follow on offering of 4,000,000 shares of common stock at $19.30 per share. The underwriters have an option to purchase up to 600,000 additional shares of common stock from the Company to cover any over-allotments. The Company estimates that net proceeds from the offering will be $83,397,100 after deducting estimated offering expenses. Proceeds from the offering, which is expected to close on May 15, 2001, will be used for general corporate purposes.

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

     When used in this Report, the Company intends the words "may", "believe," "anticipate," "planned," "expect," "require," "intend," and "depend" to identify "forward-looking statements." The Company's forward-looking statements involve uncertainties and other factors, including those described in the "Risk Factors" section of the Company's Registration Statement on Form S-1 (File No. 333-56954) under the headings "We currently depend on four key products for a large portion of our sales, and substantial declines in any of them would result in our being unprofitable," "There is no assurance of continued commercial acceptance of our products," "Our growth will suffer if we do not acquire rights to new products and integrate them successfully," "We depend entirely on third parties to manufacture our products," "We may encounter supply shortages or excess inventory for Robinul and Robinul Forte," "We may encounter interruptions in our supply of Ponstel," "We have no written agreements for the manufacture of our Zoto-HC and Protuss-D products," "Our existing supply agreements may prohibit us from entering into potentially more favorable supply relationships with others," "We face competition from generic products that could lower prices and unit sales," "Strong competition exists for our products, and competitors have introduced new products and therapies that could make our products obsolete," "A small number of customers account for a large portion of our sales and the loss of one of them, or changes in their purchasing patterns, could result in our inability to successfully sell our products," "If our products under development fail in clinical studies or if we fail or encounter difficulties in obtaining regulatory approval for new products or new uses of existing products, we will have expended significant resources for no return," "We or third parties may violate government regulations and we may incur significant expenses to comply with such regulations," "If third-party payors do not adequately reimburse patients for our products, doctors may not prescribe them," "Product liability claims and product recalls could limit our ability to sell products," "We expect to require additional funding and if we cannot obtain it, our sales, profits, acquisitions and development projects could suffer," "Incurring debt could reduce our growth," "If we do not secure or enforce our patents or other intellectual property rights, we could encounter increased competition that could adversely affect our operating results," "Our products could infringe the intellectual property rights of third parties, which could require us to pay license fees or defend litigation that could be expensive or prevent us from selling products," "The regulatory status of some of our products makes these products subject to increased competition and other risks," and "Pohl-Boskamp can terminate our rights to Nitrolingual." We do not undertake to update our forward-looking statements to reflect future events or circumstances. These risk factors along with the others may cause actual results, performance or achievements, to be different from that suggested by the Company's forward-looking statements. You should not place undue reliance on forward-looking statements. The Company does not intend to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements.


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

                           PART II - OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

     None

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 13, 2001, the Company filed a Registration Statement on Form S-1 (Registration No. 333-56954) with the Securities and Exchange Commission to register under the Securities Act 4,000,000 shares of common stock plus an additional 600,000 shares subject to an over-allotment option granted to the underwriters. The Registration Statement was declared effective by the Securities and Exchange Commission on May 9, 2001, and is expected to close on May 15, 2001.

     The Company's Registration Statement on form S-1 (File No. 333-30764) relating to its initial public offering was declared effective on May 31, 2000. The offering of 3,800,000 shares of common stock, $.001 par value, commenced on May 31, 2000 and closed on June 5, 2000. All 3,800,000 of the shares registered were sold at $8.00 per share for an aggregate price of $30,400,000 before deducting underwriting discounts commissions and underwriting expenses. The managing underwriters of the initial public offering were Chase Securities, Inc., Banc of America Securities LLC, and Thomas Weisel Partners LLC (the "Underwriters"). The Company deducted $2,128,000 in underwriting discounts and commissions and $1,393,450 in offering expenses. The Company received net proceeds of $26,878,550. On June 30, 2000, the Underwriters exercised their over-allotment option, pursuant to which the Company sold an additional 570,000 shares of common stock at $8.00 per share for an aggregate price of $4,560,000 before deducting underwriting discounts and commissions of $319,200. The Company received net proceeds of $4,240,800 from the exercise of the over-allotment option. The total net proceeds to the Company from its initial public offering including the exercise of the over-allotment option was $31,119,350.

     Through March 31, 2001, the Company used the proceeds from the initial public offering to repay $9,500,000 due under the bridge loan with LaSalle Bank which it borrowed to purchase Ponstel, $1,640,000 due under the term loan facility with LaSalle Bank and $2,000,000 under the revolving loan facility with LaSalle Bank. The Company also repaid $3,500,000 due under the promissory note issued to Warner-Lambert for the purchase of Ponstel and $3,500,000 to Warner-Lambert Company for the purchase of Cognex. The Company also paid a $200,000 fee to Inpharmakon Corporation under the terms of the Amendment to the Collaboration Agreement with Inpharmakon Corporation dated May 3, 2000.

     The Company currently expects that the remaining proceeds will be used primarily for general corporate purposes, including equity investments in other companies, the development of new products and for new product acquisitions.

     None of the Company's offering expenses or net proceeds from the initial public offering were paid directly or indirectly to any director, officer or their associates, persons owning 10% or more of any class of the Company's equity securities or to any affiliates of the Company except for the $200,000 fee paid under the Amendment to the Collaboration Agreement to Inpharmakon Corporation and the $16,848 fee paid to the Kapoor Children's 1992 Trust in consideration of its pledge of securities and investments in the amount of $10,000,000 under a bridge loan with LaSalle Bank.

     The John N. Kapoor Trust, dated September 30, 1989 (the "Trust") owns 50% of the common stock of Inpharmakon Corporation. The Trust is a partner of Kapoor-Pharma Investments, L.P., the Company's majority stockholder as of March 31, 2001, and John Kapoor, Ph.D., the Trustee of the Trust is one of the Company's Directors and is the President and sole stockholder of the managing general partner of Kapoor-Pharma Investments, L.P. In addition, Mahendra Shah,

Ph.D., the Company's Chairman and Chief Executive Officer owns options to purchase 25,000 shares of its common stock.

     Dr. Kapoor is the husband of Editha Kapoor, the Trustee of the Kapoor Children's 1992 Trust and their children are the beneficiaries.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          3.1*    Restated Certificate of Incorporation

          3.2*    Amended and Restated By-Laws

          4.1*    Form of Stock Certificate

          10.22** Employment  Agreement  dated as of January 5, 2001 between the
                  Registrant and Christopher Offen

          10.23** Amendment to Employment Agreement dated January 22, 2001 between the Registrant and Certain of its Executive Officers

---------------------

* Incorporated by Reference from the Company's Registration Statement on Form S-1 (File No. 333-30764)

**Incorporated by Reference  from the Company's  Registration  Statement on Form
  S-1 (File No.  333-56954)

     (b) The Registrant has not filed any reports on Form 8-K for the quarter ended March 31, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2001.


                        FIRST HORIZON PHARMACEUTICAL CORPORATION


                        By:  /s/ Mahendra G. Shah, Ph.D.
                             ---------------------------------------
                             Mahendra G. Shah, Ph.D.
                             Chairman and Chief Executive Officer


                        By:  /s/ Balaji Venkataraman
                             ---------------------------------------
                             Balaji Venkataraman
                             Executive Vice President of Corporate Development, Chief Financial Officer and Secretary
                             (Principal Accounting and Financial Officer)

1359498v1