Form 10-Q
period 2001-06-30
FIRST HORIZON PHARMACEUTICAL CORP
filed 2001-08-14
CIK 1106773

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                        ---------------------------------

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


     As of August 9, 2001, there were 17,954,038 shares of the Registrant's Common Stock outstanding.



--------------------------------------------------------------------------------

                    FIRST HORIZON PHARMACEUTICAL CORPORATION
                                    FORM 10-Q
                                      INDEX



PART I. FINANCIAL INFORMATION (UNAUDITED)                                   PAGE


        Item 1.   Balance Sheets at June 30, 2001 and December 31, 2000        1

                  Statements of Operations for the three and six               2
                      months ended June 30, 2001 and June 30, 2000

                  Statements of Cash Flows for the six months ended            3
                      June 30, 2001 and June 30, 2000

                  Notes to  Financial Statements                               4

        Item 2.   Management's Discussion and Analysis of Financial            6
                      Condition and Results of Operations

        Item 3.   Quantitative and Qualitative Disclosures about Market Risk   9

PART II.  OTHER INFORMATION

        Item 1.     Legal Proceedings                                         10

        Item 2.     Changes in Securities and Use of Proceeds                 10

        Item 3.     Defaults Upon Senior Securities                           11

        Item 4.     Submission of Matters to a Vote of Security Holders       11

        Item 5.     Other Information                                         11

        Item 6.     Exhibits and Reports on Form 8-K                          11

                    Signatures                                                12

                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    First Horizon Pharmaceutical Corporation

                                 Balance Sheets
                                   (unaudited)



                                                                           June 30,            December 31,
                                                                            2001                   2000
ASSETS
Current Assets:
   Cash and cash equivalents.........................................   $103,201,340           $ 14,228,067
   Accounts receivable, net of allowance for doubtful
       accounts, discounts and contractual adjustments
       of $513,930 and $283,929 at June 30, 2001 and
       December 31, 2000, respectively...............................      7,251,325              6,710,237
   Inventories.......................................................      3,376,995              2,648,104
   Samples and other prepaid expenses................................      1,508,125              1,341,126
   Taxes receivable..................................................        869,579                      -
   Deferred tax assets...............................................      1,524,651              1,203,309
                                                                      --------------          -------------
              Total current assets...................................    117,732,015             26,130,843
                                                                      --------------          -------------
Property and equipment, net..........................................        838,310                802,674
Other Assets:
     Intangibles, net................................................     25,598,599             23,150,025
                                                                      ---------------         -------------
              Total other assets.....................................     25,598,599             23,150,025
                                                                      ---------------         -------------
              Total assets...........................................   $144,168,924           $ 50,083,542
                                                                      ==============          =============
LIABILITIES AND STOCKHODERS' EQUITY
Current Liabilities:
    Accounts payable.................................................   $  1,538,536           $  1,815,269
    Accrued expenses.................................................     12,947,664              8,986,168
    Current portion of long-term debt................................              -                221,482
                                                                       -------------          -------------
                   Total current liabilities.........................     14,486,200             11,022,919
Long -Term Liabilities
   Deferred tax liabilities..........................................        487,721                487,721
                                                                       -------------          -------------
              Total liabilities......................................     14,973,921             11,510,640
Stockholders' Equity:
   Preferred stock, 1,000,000 shares authorized and none
       outstanding...................................................              -                      -
   Common stock, $0.001 par value; 40,000,000 shares
       authorized; 17,948,747 and 12,972,900 issued and outstanding
       at June 30, 2001 and December 31, 2000, respectively.......            17,949                 12,973
    Additional paid-in capital.......................................    124,793,003             37,792,147
    Deferred compensation............................................       (722,106)              (842,566)
    Retained earnings................................................      5,106,157              1,610,348
                                                                       -------------           -------------
              Total stockholders' equity.............................    129,195,003             38,572,902

              Total liabilities and stockholders' equity.............   $144,168,924           $ 50,083,542
                                                                       =============           ============


                    FIRST HORIZON PHARMACEUTICAL CORPORATION

                            Statements of Operations
                                   (unaudited)



                                                 For the Quarter         For the Quarter       For the Six           For the Six
                                               Ended June 30, 2001     Ended June 30, 2000    Months Ended           Months Ended
                                                                                              June 30, 2001         June 30, 2000


Net Revenues.........................          $ 12,979,479             $ 7,843,547           $ 25,432,085           $ 14,963,186
Operating costs and expenses
       Cost of revenues..............             1,706,959               1,159,872              3,477,823              2,221,609
       Selling, general and administrative
           expenses, excluding non-cash
           compensation expense...........        7,498,006               5,226,907             15,317,123             10,718,561
       Non-cash compensation expense.........        83,876                  83,261                165,860                170,529
       Depreciation and amortization......          398,107                 307,261                793,946                402,733
       Research and development expense             232,607                 612,405                850,445                987,697
                                               ------------           -------------          -------------          -------------
                    Total operating costs and
                   expenses..................     9,919,555               7,389,706             20,605,197             14,501,129
                                               ------------           -------------          -------------          -------------

Operating income.........................         3,059,924                 453,841              4,826,888                462,057
                                               ------------           -------------          -------------          -------------
Other income (expense):
       Interest expense....................               -                (213,410)                (1,961)              (304,637)
       Interest income.....................         657,049                  41,940                898,509                 47,530
       Other...............................           1,690                  27,950                  2,486                 37,771
                                               ------------           -------------          --------------         -------------
               Total other income
                   (expense)...............         658,739                (143,520)               899,034               (219,336)
                                               ------------           -------------          --------------         -------------

Income before provision for
    income taxes...........................       3,718,663                 310,321              5,725,922                242,721
Provision for income taxes.................      (1,450,279)               (133,438)            (2,230,113)              (104,370)
                                               ------------           -------------          -------------          -------------

Net income.................................    $  2,268,384           $     176,883          $   3,495,809           $    138,351
                                               ============           =============          =============          =============
Net income per common share:
    Basic..................................    $       0.14           $        0.02          $        0.24           $      0.02
                                               ============           =============          =============          ============
    Diluted................................    $       0.13           $        0.02          $        0.22          $       0.01
                                               ============           =============          =============          ============
Weighted average common shares outstanding:
    Basic..................................      16,004,964               9,861,813             14,527,980             9,200,728
    Diluted................................      17,405,873              11,360,489             15,894,833            10,699,404


                    First Horizon Pharmaceutical Corporation

                            Statements of Cash Flows
                                   (unaudited)




                                                                 Six Months Ended     Six Months Ended
                                                                   June 30, 2001        June 30, 2000

Cash flows from operating activities:
Net income...................................................    $  3,495,809         $    138,351
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
          Depreciation and amortization........................       793,946              402,733
          Deferred tax benefit .................................     (321,342)            (226,000)
          Non-cash compensation expense......................         165,860              170,529
          Reduction in taxes payable - stock option exercises       2,045,166                    -
          Changes in assets and liabilities, net of acquired
              assets and liabilities:
              Accounts receivable...............................     (541,088)          (1,204,522)
         Inventories.............................................    (728,891)          (1,850,625)
         Samples and other prepaid expenses...............           (166,999)            (913,117)
         Notes receivable from related party...............             -                   (7,172)
         Accrued expenses and other........................           825,144            1,980,324
         Accounts payable.....................................       (276,733)             293,830
                                                                 ------------        -------------

              Net cash (used in) provided by operating
                  activities..................................      5,290,872           (1,215,669)
Cash flows from investing activities:
          Purchase of product licenses and other intangibles            -              (16,501,816)
          Purchase of property and equipment..................       (141,804)            (275,288)
                                                                 -------------       -------------

              Net cash used in investing activities...........       (141,804)         (16,777,104)

Cash flows from financing activities:
     Proceeds from revolving loan agreement......................           -             (800,000)
     Principal payments on long-term debt.......................     (221,482)          (2,250,353)
     Proceeds from issuance of common stock, net.......            84,045,687           31,199,549
                                                                --------------       -------------

             Net cash provided by financing activities.......      83,824,205           28,149,196

Net change in cash and cash equivalents......................      88,973,273           10,156,423
Cash and cash equivalents, beginning of period..............       14,228,067              219,688
                                                                -------------        -------------
Cash and cash equivalents, end of period.....................   $ 103,201,340        $  10,376,111
                                                                =============        =============

                    FIRST HORIZON PHARMACEUTICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (unaudited)

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

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations". SFAS No. 141 eliminates the pooling-of-interest method of accounting for business combinations. SFAS No. 141 is effective for any business combination completed after June 30, 2001, and did not have an impact on the Company's financial position or results of operations.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. SFAS No. 142 also establishes a new method of testing goodwill and other intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of that goodwill or other intangible asset below its carrying value. The amortization provisions of SFAS 142 apply to goodwill and other intangible assets acquired after June 30, 2001. For goodwill and other intangible assets acquired prior to July 1, 2001, SFAS No. 142 must be adopted as of January 1, 2002. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

3.   Inventories

     Inventories are stated at the lower of cost or market and primarily consist of purchased finished goods. Cost is determined using the first-in first-out method.

4.   Earnings Per Share

     Below is the calculation of basic and diluted net income per share:



                                    Quarter Ended    Quarter Ended     Year to Date     Year to Date
                                    June 30, 2001    June 30, 2000     June 30, 2001    June 30, 2000
                                    -------------    -------------     -------------    -------------

         Net income................ $2,268,384       $   176,883       $3,495,809       $   138,351
         Weighted average shares
           outstanding - basic..... 16,004,964         9,861,813       14,527,980         9,200,728
         Dilutive effect of stock
           options.................  1,400,909         1,498,676        1,366,853         1,498,676
                                    ----------       ------------      ----------       -----------

         Weighted average shares
           outstanding - diluted..  17,405,873        11,360,489       15,894,833        10,699,404

         Basic earnings per share   $      .14       $       .02      $      .24        $       .02

         Diluted earnings per share $      .13       $       .02      $      .22        $       .01


5.   Follow on Offering

     On May 9, 2001, the Company completed its follow-on offering of 4,000,000 shares of common stock at $19.30 per share. On May 15, 2001, the underwriters exercised an over-allotment option to purchase 600,000 additional shares of common stock from the Company at $19.30 per share. The Company received net proceeds of $83,414,316 from the offering after deducting offering expenses. Proceeds from the offering will be used for general corporate purposes.



6.   Subsequent Events

     On July 27, 2001, the Company entered into a definitive agreement to acquire rights to the Prenate brand line of products from Sanofi-Synthelabo Inc. The closing of the acquisition is subject to certain conditions. The Company currently anticipates that it will complete the acquisition in the third quarter of 2001 subject to the satisfaction of conditions to closing.

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

     Overview

     The Company is a specialty pharmaceutical company that currently markets and sells 13 brand name prescription drugs through its nationwide sales and marketing force of approximately 150 professionals. The Company focuses on the treatment of chronic conditions, including cardiovascular diseases and respiratory, gastroenterological and gynecological disorders. The Company seeks to acquire and obtain licenses for pharmaceutical products that other companies do not actively market and have high sales growth potential, are promotion-sensitive and complement the Company's existing products. In addition, the Company seeks to increase the value of existing products by developing new formulations, new delivery methods and seeking new indications for existing products. The Company may also acquire companies with complementary products.

Results of Operations

     Net Revenues. Net revenues increased $5,135,932, or 65%, over the quarter ended June 30, 2000, to $12,979,479 for the quarter ended June 30, 2001. Net revenues increased $10,468,899, or 70%, over the six month period ended June 30, 2000, to $25,432,085 for the six months ended June 30, 2001. The increase in sales for the quarter and the six-month period ended June 30, 2001 were primarily due to increased unit sales of the Company's four key products Tanafed, Robinul, Nitrolingual Pumpspray, and Ponstel. The Company began to sell Nitrolingual Pumpspray on February 1, 2000, Ponstel on April 14, 2000 and Cognex on June 22, 2000.

     Cost of Revenues. Cost of revenues increased $547,087, or 47%, to $1,706,959 for the quarter ended June 30, 2001 compared to $1,159,872 for the quarter ended June 30, 2000. Cost of revenues increased $1,256,214, or 57%, to $3,477,823 for the six months ended June 30, 2001 compared to $2,221,609 for the six months ended June 30, 2000.

     Gross Margin. Gross margin for the quarter ended June 30, 2001 was 87% compared to 85% for the quarter ended June 30, 2000. Gross margin for the six months ended June 30, 2001 was 86% compared to 85% for the six months ended June 30, 2000. This increase resulted primarily from increased sales of the Company's four key products, which have higher margins than the Company's other products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2,271,099, or 43%, to $7,498,006 for the quarter ended June 30, 2001. Selling, general and administrative expenses increased $4,598,562, or 43%, to $15,317,123 for the six months ended June 30, 2001. Selling related expenses increased due the expansion of the Company's retail sales force in the third quarter of 2000, higher commission and royalty expense due to increased sales, and higher training costs. General and administrative expenses increased due to additions to the Company's management team and support personnel in the Company's corporate office and higher insurance costs due to increased insurance coverage.

     Non-Cash Compensation. Non-cash compensation expense was $83,876 for the quarter ended June 30, 2001 compared to $83,261 for the quarter ended June 30, 2000. Non-cash compensation expense was $165,860 for the six months ended June 30, 2001 compared to $170,529 for the six months ended June 30, 2000. This non-cash expense resulted from the Company issuing stock options at exercise prices that were lower than the market value of the Company's stock at the time the options were issued, as determined by an independent valuation. Non-cash compensation expense will be recognized over the vesting term of the options.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $90,846, or 30% to $398,107 for the quarter ended June 30, 2001. Depreciation and amortization expense increased $391,213, or 97% to $793,946 for the six months ended June 30, 2001. This increase resulted from higher amortization expense related to the acquisition of Ponstel on April 14, 2000, Cognex on June 22, 2000 and increased depreciation expense for furniture, computer equipment and leasehold improvements at the Company's corporate headquarters. Amortization expense could further increase if the Company concludes any more product acquisitions.

     Research and Development Expense. Research and development expense decreased $379,798, or 62%, to $232,607 for the quarter ended June 30, 2001 compared to $612,405 for the quarter ended June 30, 2000. Research and development expense decreased $137,252, or 14%, to $850,445 for the six months ended June 30, 2001 compared to $987,697 for the six months ended June 30, 2000. The decrease for the quarter and six months ended June 30, 2001 primarily resulted from a $200,000 fee paid to Inpharmakon Corporation in May 2000 relating to the amended terms under the Collaboration Agreement with Inpharmakon Corporation for the development of FHPC 01, the Company's migraine product. The Company continues to incur research and development cost associated with the development of the migraine product and the Robinul line extension.

     Interest Expense. Interest expense was $0 for the quarter ended June 30, 2001 compared to $213,410 for the quarter ended June 30, 2000. Interest expense was $1,961 for the six months ended June 30, 2001 compared to $304,637 for the six months ended June 30, 2000. The Company currently does not have any debt outstanding. However, the Company could incur significant interest expense in the future if it continues to acquire products and finance the purchase of these products with debt.

     Interest Income. Interest income was $657,049 for the quarter ended June 30, 2001 compared to $41,940 for the quarter ended June 30, 2000. Interest income was $898,509 for the six months ended June 30, 2001 compared to $47,530 for the six months ended June 30, 2000. The increase was the result of interest earned on the remaining proceeds from the Company's initial public offering, proceeds from the follow-on offering which closed on May 15, 2001 and cash provided by operations.

     Provision for Income Taxes. Income taxes were provided for at a rate of 39% in 2001 compared to 43% in 2000. The decrease is primarily due to state income tax structuring initiatives.

Liquidity and Capital Resources

     The Company's liquidity requirements arise from working capital requirements, product development activities and funding of acquisitions. The Company has met these cash requirements through cash from operations, proceeds from its line of credit, borrowings for product acquisitions and the issuance of common stock.

     The Company's cash and cash equivalents were $103,201,340 at June 30, 2001. Net cash provided by operating activities for the six months ended June 30, 2001 was $5,290,872. This source of cash was primarily the result of net income plus non-cash depreciation, amortization and compensation expense, reduction in taxes payable due to stock option exercises and an increase in accrued expenses, offset by increased inventories, increased accounts receivable and decreased accounts payable.

     Net cash used in investing activities for the six months ended June 30, 2001 was $141,804. This use of cash was for the purchase of property and equipment.

     Net cash provided by financing activities was $83,824,205 for the six months ended June 30, 2001. This source of cash was the result of the company's follow-on offering and the exercise of stock options by employees that provided net proceeds of $84,045,687 offset by payment of long-term debt of $221,482.

     In May 1998, the Company entered into a credit facility with LaSalle Bank National Association, which was subsequently amended to include a revolving credit facility, a term loan and a bridge loan. The revolving loan is subject to borrowing base limitations. The revolving credit facility provides for borrowings up to $2,500,000 and bears interest at the bank's prime rate, and is due May 2, 2002. At June 30, 2001, the Company had no outstanding balance under the revolving credit facility.

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

o    future interest expense;

o    future amortization expense; and

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

                           PART II - OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

     None

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company's Registration Statement on Form S-1 (Registration No. 333-56954) relating to its follow on offering was declared effective on May 9, 2001.The offering of 4,000,000 shares of common stock, $0.001 par value, closed on May 15, 2001. All 4,000,000 shares registered were sold at $19.30 per share for an aggregate price of $77,200,000 before deducting underwriting discounts commissions and underwriting expenses. The managing underwriters of the offering were JP Morgan, Banc of America Securities LLC, and Thomas Weisel Partners LLC (the "Underwriters"). The Company deducted $4,240,000 in underwriting discounts and commissions and $489,684 in offering expenses. The Company received net proceeds of $72,470,316. On May 15, 2001, the Underwriters exercised their over-allotment option, pursuant to which the Company sold an additional 600,000 shares of common stock at $19.30 per share for an aggregate price of $11,580,000 before deducting underwriting discounts and commissions of $636,000. The Company received net proceeds of $10,944,000 from the exercise of the over-allotment option. The total net proceeds to the Company from its offering including the exercise of the over-allotment option was $83,414,316.

     Through June 30, 2001, the Company had not used any of the net proceeds from its follow on offering. The Company currently expects that the proceeds will be used primarily for general corporate purposes, including equity investments in other companies, the development of new products and for new product acquisitions.

     None of the Company's offering expenses or net proceeds from the follow on offering were paid directly or indirectly to any director, officer or their associates, persons owning 10% or more of any class of the Company's equity securities or to any affiliates of the Company.

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

     Through June 30, 2001, the Company used the proceeds from the initial public offering to repay $9,500,000 due under the bridge loan with LaSalle Bank which it borrowed to purchase Ponstel, $1,640,000 due under the term loan facility with LaSalle Bank and $2,000,000 under the revolving loan facility with LaSalle Bank. The Company also repaid $3,500,000 due under the promissory note issued to Warner-Lambert for the purchase of Ponstel and $3,500,000 to Warner-Lambert Company for the purchase of Cognex. The Company also paid a $200,000 fee to Inpharmakon Corporation under the terms of the Amendment to the Collaboration Agreement with Inpharmakon Corporation dated May 3, 2000.

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

     The John N. Kapoor Trust, dated September 30, 1989 (the "Trust") owns 50% of the common stock of Inpharmakon Corporation. The Trust is a partner of Kapoor-Pharma Investments, L.P., which owned approximately 36% of the Company's common stock as of June 30, 2001. John Kapoor, Ph.D., the Trustee of the Trust, is one of the Company's Directors and is the President and sole stockholder of the managing general partner of Kapoor-Pharma Investments, L.P. In addition, Mahendra Shah, Ph.D., the Company's Chairman and Chief Executive Officer, owns options to purchase 25,000 shares of the managing general partner's common stock.

     Dr. Kapoor is the husband of Editha Kapoor, the Trustee of the Kapoor Children's 1992 Trust and their children are the beneficiaries.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders held May 25, 2001, Mahendra G. Shah, Ph,D. and Jon S. Saxe were re-elected to the Company's Board of Directors as Class B Directors. There were 9,806,633 votes for and 1,328,192 votes withheld for Dr. Shah. There were 11,045,482 votes for and 89,343 votes withheld for Mr. Saxe. The Company's Class A Directors, John N. Kapoor, Ph.D., and Jerry Ellis and Class C Directors, R. Brent Dixon and Pierre Lapalme, continue to serve on the board. The terms of the Class A, B and C Directors expire at the Annual Meeting of Stockholders in fiscal years 2003, 2004 and 2002 respectively.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         3.1* - Restated  Certificate of  Incorporation
         3.2* - Amended and Restated By-Laws
         4.1* - Form of Stock Certificate


---------------------

* Incorporated by Reference from the Company's Registration Statement on Form S-1 (File No. 333-30764)

     (b) The Registrant has not filed any reports on Form 8-K for the quarter ended June 30, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2001.


                                    FIRST HORIZON PHARMACEUTICAL CORPORATION


                                    By:   /s/ Mahendra G. Shah, Ph.D.
                                          --------------------------------------
                                          Mahendra G. Shah, Ph.D.
                                          Chairman and Chief Executive Officer





                                    By:   /s/ Balaji Venkataraman
                                          --------------------------------------
                                          Balaji Venkataraman

                                          Executive Vice President of  Corporate
                                          Development,  Chief Financial  Officer
                                          and  Secretary (Principal   Accounting
                                          and Financial Officer)