Form 10-Q
period 2001-09-30
FIRST HORIZON PHARMACEUTICAL CORP
filed 2001-11-14
CIK 1106773

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       ---------------------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act
                        of 1934 For the quarterly period
                            ended September 30, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


     As of November 8, 2001, there were 27,047,724 shares of the Registrant's Common Stock outstanding.




--------------------------------------------------------------------------------

                    FIRST HORIZON PHARMACEUTICAL CORPORATION
                                    FORM 10-Q
                                      INDEX



PART I.   FINANCIAL INFORMATION (UNAUDITED)                                 PAGE

          Item 1.  Balance Sheets at September 30, 2001 and                  1
                     December 31, 2000

                   Statements of Operations for the three and nine           2
                      months ended September 30, 2001 and
                      September 30, 2000

                   Statements of Cash Flows for the nine months ended        3
                      September 30, 2001 and September 30, 2000

                   Notes to  Financial Statements                            4

          Item 2.  Management's Discussion and Analysis of Financial         7
                      Condition and Results of Operations

          Item 3.  Quantitative and Qualitative Disclosures about           10
                      Market Risk

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                        11

          Item 2.  Changes in Securities and Use of Proceeds                11

          Item 3.  Defaults Upon Senior Securities                          12

          Item 4.  Submission of Matters to a Vote of Security Holders      12

          Item 5.  Other Information                                        12

          Item 6.  Exhibits and Reports on Form 8-K                         12

                   Signatures                                               13

                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    First Horizon Pharmaceutical Corporation

                                 Balance Sheets
                                   (unaudited)

                                                                    September 30, 2001         December 31, 2000
ASSETS
Current Assets:
    Cash and cash equivalents                                              $59,476,256               $14,228,067
    Accounts receivable, net of allowance for doubtful
         accounts, discounts and contractual adjustments
         of $732,228 and $283,929 at September 30, 2001
         and December 31, 2000, respectively                                11,853,034                 6,710,237
    Inventories                                                              2,968,540                 2,648,104
    Samples and other prepaid expenses                                       1,603,694                 1,341,126
    Deferred tax assets                                                      1,758,278                 1,203,309
                                                                        --------------            --------------
         Total current assets                                               77,659,802                26,130,843
Property and equipment, net                                                    844,197                   802,674

Intangibles, net                                                            78,522,235                23,150,025
                                                                        --------------            --------------

         Total assets                                                     $157,026,234               $50,083,542
                                                                        ==============            ==============
LIABILITIES AND STOCKHODERS' EQUITY
Current Liabilities:
    Accounts payable                                                        $4,700,648                $1,815,269
    Accrued expenses                                                        18,095,641                 8,986,168
    Current portion of long-term debt                                                -                   221,482
                                                                        --------------            --------------
         Total current liabilities                                          22,796,289                11,022,919
Long -Term Liabilities:
    Deferred tax liabilities                                                   487,721                   487,721
                                                                        --------------            --------------
         Total liabilities                                                 $23,284,010               $11,510,640
Stockholders' Equity:
    Preferred stock, 1,000,000 shares authorized and none                            -                         -
    Outstanding
    Common stock, $0.001 par value; 40,000,000 shares
         authorized; 27,045,710 and 19,459,350 issued
and outstanding at September 30, 2001 and
December 31, 2000, respectively                                                 27,045                    19,459
    Additional paid-in capital                                             126,111,665                37,785,661
    Deferred compensation                                                     (661,665)                 (842,566)
    Retained earnings                                                        8,265,179                 1,610,348
                                                                        --------------            --------------
         Total stockholders' equity                                        133,742,224                38,572,902

Total liabilities and stockholders' equity                                $157,026,234               $50,083,542
                                                                        ==============            ==============



                    First Horizon Pharmaceutical Corporation

                            Statements of Operations
                                   (unaudited)


                                                             For The Quarter Ended                     For the Nine Months Ended
                                                    September 30, 2001   September 30, 2000   September 30, 2001  September 30, 2000

Net Revenues                                        $     18,510,396   $       9,632,716   $      43,942,481    $        24,595,902
Operating costs and expenses
   Cost of revenues                                        2,829,697           1,401,940           6,307,520              3,623,549
   Selling, general and administrative expenses,
excluding the non-cash expense presented below             9,630,946           5,805,848          24,948,069             16,524,409
   Non-cash selling, general and administrative              102,099              81,257             267,959                251,786
expense
   Depreciation and amortization                             930,132             338,637           1,724,078                741,371
   Research and development expense                          538,514             525,564           1,388,959              1,513,261
                                                    -----------------  ------------------  ------------------   --------------------
     Total operating costs and expenses                   14,031,388           8,153,246          34,636,585             22,654,376
                                                    -----------------  ------------------  ------------------   --------------------

Operating income                                           4,479,008           1,479,470           9,305,896              1,941,526

Other income (expense)
   Interest expense                                                -             (11,476)             (1,961)              (316,114)
   Interest income                                           689,058             137,209           1,587,567                184,740
   Other                                                         753             (15,786)              3,239                 21,985
                                                    -----------------  ------------------  ------------------   --------------------
     Total other income (expense)                            689,811             109,947           1,588,845               (109,389)
                                                    -----------------  ------------------  ------------------   --------------------

Income before provision for income taxes                   5,168,819           1,589,417          10,894,741              1,832,137
Provision for income taxes                                (2,009,797)           (634,284)         (4,239,910)              (738,653)
                                                    -----------------  ------------------  ------------------   --------------------

Net income                                          $      3,159,022   $         955,133   $       6,654,831    $         1,093,484
                                                    =================  ==================  ==================   ====================
Net income per common share:
   Basic                                            $           0.12   $            0.05   $            0.28    $              0.07

                                                    =================  ==================  ==================   ====================
   Diluted                                          $           0.11   $            0.04   $            0.26    $              0.06

                                                    =================  ==================  ==================   ====================
Weighted average common shares outstanding:
   Basic                                                  26,968,850          19,378,715          23,536,631             15,673,871
                                                    =================  ==================  ==================   ====================
   Diluted                                                29,212,261          21,831,812          25,589,566             18,079,095
                                                    =================  ==================  ==================   ====================

                    First Horizon Pharmaceutical Corporation

                            Statements of Cash Flows
                                   (unaudited)

                                                                       Nine Months Ended          Nine Months Ended
                                                                       September 30, 2001        September 30, 2000

Cash flows from operating activities:
Net income                                                                  $6,654,831                 $1,093,484
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
    Depreciation and amortization                                            1,724,078                    741,371
    Deferred tax benefit                                                      (554,969)                  (373,000)
    Non-cash selling, general and administrative expense                       267,959                    251,786
    Reduction in taxes payable - stock option exercises                      3,921,601
Changes in assets and liabilities, net of acquired
    assets and liabilities:
    Accounts receivable                                                     (5,142,797)                (2,906,942)
    Inventories                                                               (320,436)                (2,441,784)
    Samples and other prepaid expenses                                        (262,568)                (1,140,456)
    Accounts payable                                                         2,885,379                    669,645
    Accrued expenses                                                         4,053,935                  3,634,654
                                                                             ---------                  ---------

         Net cash provided by (used in) operating activities                13,227,013                   (471,242)

Cash flows from investing activities:
    Purchase of product licenses and other intangibles                     (51,876,769)               (16,508,990)
    Purchase of property and equipment                                        (205,504)                  (335,273)
                                                                             ---------                  ---------

         Net cash used in investing activities                             (52,082,273)               (16,844,263)

Cash flows from financing activities:
    Payment on revolving loan agreement                                              -                   (800,000)
    Principal payments on long-term debt                                      (221,482)                (2,461,700)
    Proceeds from issuance of common stock, net                             84,324,931                 31,168,345
                                                                            ----------                 ----------

         Net cash provided by financing activities                          84,103,449                 27,906,645

Net change in cash and cash equivalents                                     45,248,189                 10,591,140
Cash and cash equivalents, beginning of period                              14,228,067                    219,688
                                                                            ----------                 ----------
Cash and cash equivalents, end of period                                   $59,476,256                $10,810,828
                                                                         =============              =============

                    FIRST HORIZON PHARMACEUTICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (unaudited)

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

2.   New Accounting Pronouncements

          In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations". SFAS No. 141 eliminates the pooling-of-interest method of accounting for business combinations. SFAS No. 141 is effective for any business combination completed after June 30, 2001. Management believes that the adoption of SFAS No. 141 will not have a material impact on the Company's financial position or results of operations.

          In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. SFAS No. 142 also establishes a new method of testing goodwill and other intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of that goodwill or other intangible asset below its carrying value. The amortization provisions of SFAS No. 142 apply to goodwill and other intangible assets acquired after June 30, 2001. For goodwill and other intangible assets acquired prior to July 1, 2001, SFAS No. 142 must be adopted as of January 1, 2002. Management believes that the adoption of SFAS No. 142 will not have a material impact on the Company's financial condition or results of operations.

3.   Earnings Per Share

     Below is the calculation of basic and diluted earnings per share:


                                         Quarter Ended         Quarter Ended          Year to Date        Year to Date
                                         September 30,      September 30, 2000        September 30,       September 30,

                                             2001                  2000                    2001                2000
                                             ----                  ----                    ----                ----

Net income                             $    3,159,022       $     955,133         $     6,654,831        $     1,093,484
Weighted average shares
outstanding - basic                        26,968,850          19,378,715              23,536,631             15,673,871
Dilutive effect of stock options            2,243,411           2,453,097               2,052,935              2,405,224
                                            ---------           ---------               ---------              ---------

Weighted average shares                    29,212,261          21,831,812              25,589,566             18,079,095
outstanding - diluted

Basic earnings per share               $          .12       $         .05         $           .28        $           .07

Diluted earnings per share             $          .11       $         .04         $           .26        $           .06


4.   Follow-on Offering

          On May 9, 2001, the Company completed its follow-on offering of 6,000,000 shares of common stock at $12.87 per share. On May 15, 2001, the underwriters exercised an over-allotment option to purchase 900,000 additional shares of common stock from the Company at $12.87 per share. The Company received net proceeds of $83,414,316 from the offering after deducting offering expenses. A portion of the proceeds have been used for the product acquisition described below. The remainder of the proceeds will be used for general corporate purposes.

5.   Product Agreement

          On August 20, 2001 the Company acquired from Sanofi-Synthelabo Inc. ("Sanofi") the Prenate line of prescription prenatal vitamins for approximately $51.9 million in cash pursuant to an asset purchase agreement. The Company also assumed liabilities for certain returns of products shipped by Sanofi prior to the acquisition date. The agreement includes the purchase of the Prenate licenses and certain trademarks. The purchase price was allocated among the fair values of the intangible assets acquired and the liabilities assumed which is being amortized over a period of three to twenty years. In addition, the Company purchased the outstanding inventory of Prenate for approximately $50,000.

          Under the terms of the asset purchase agreement, the Company was assigned a contract between Sanofi and Patheon Inc. to manufacture the product. The term of the agreement is for five years from October 1, 1999 subject to automatic one year renewals.

          The Company assumed a supply and packaging agreements with Banner Pharmacaps Inc. ("Banner") and Sanofi for the supply and packaging of the products. The agreement with Banner is for a term of five years subject to two-year renewals. Under the terms of the supply agreement with Banner, the Company will pay Banner a royalty on net sales above a certain amount of net sales. The Sanofi packaging agreement is for a term of three years subject to a three-year renewal.

6.   Stock Split

          On September 24, 2001, the Company effected a three-for-two stock split on its common stock to stockholders of record on September 10, 2001. All of the information in this form 10-Q has been adjusted to reflect the stock split.

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

     Overview

          The Company is a specialty pharmaceutical company that currently markets and sells 14 brand name prescription products through its nationwide sales and marketing force of approximately 150 professionals. The Company focuses on the treatment of chronic conditions, including cardiovascular diseases and respiratory, gastroenterological and gynecological disorders and conditions. The Company seeks to acquire and obtain licenses for pharmaceutical products that other companies do not actively market and have high sales growth potential, are promotion-sensitive and complement the Company's existing products. In addition, the Company seeks to increase the value of existing products by developing new formulations, new delivery methods and seeking new indications for existing products. The Company may also seek to acquire companies with complementary products.

     Results of Operations

          Net Revenues. Net revenues increased $8,877,680, or 92%, over the quarter ended September 30, 2000, to $18,510,396 for the quarter ended September 30, 2001. Net revenues increased $19,346,579, or 79%, over the nine month period ended September 30, 2000, to $43,942,481 for the nine months ended September 30, 2001. The increase in sales for the quarter and the nine-month period ended September 30, 2001 were primarily due to increased unit sales of the Company's four key products Tanafed, Robinul, Nitrolingual Pumpspray, and Ponstel. The quarter and nine month period ended September 30, 2001 also includes sales of Prenate and Prenate GT, which the company began selling on August 24, 2001. The Company began to sell Nitrolingual Pumpspray on February 1, 2000 and Ponstel on April 14, 2000. According to the seller of the Prenate line, the Prenate line had sales of approximately $16,600,000 in 2000.

          Cost of Revenues. Cost of revenues increased $1,427,757, or 102%, to $2,829,697 for the quarter ended September 30, 2001 compared to $1,401,940 for the quarter ended September 30, 2000. Cost of revenues increased $2,683,971, or 74%, to $6,307,520 for the nine months ended September 30, 2001 compared to $3,623,549 for the nine months ended September 30, 2000.

          Gross Margin. Gross margins for the quarters ended September 30, 2001 and 2000 were 85%. Gross margin for the nine months ended September 30, 2001 was 86% compared to 85% for the nine months ended September 30, 2000. The increase for the nine-month period resulted primarily from increased sales of the Company's four key products, which have higher margins than the Company's other products.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3,825,098, or 66%, to $9,630,946 for the quarter ended September 30, 2001. Selling, general and administrative expenses increased $8,423,660, or 51%, to $24,948,069 for the nine months ended September 30, 2001. Selling related expenses increased due to higher commission and royalty expense as a result of increased sales, higher advertising and promotion costs associated with the launch of Prenate GT in September 2001, higher training costs related to training the sales forces of PDI and Otsuka America Pharmaceutical, Inc. under seperate co-promotion agreements for Prenate GT and Nitrolingual Pumpspray that we entered into in September 2001, and higher consulting costs and IMS report costs associated with the launch of Prenate GT. General and administrative expenses increased due to additions to the Company's management team and support personnel in the Company's corporate office and higher insurance costs due to increased insurance coverage. Selling, general and administrative expenses are expected to continue to increase as the Company continues its launch of Prenate GT.

          Non-Cash Compensation. Non-cash compensation expense was $102,099 for the quarter ended September 30, 2001 compared to $81,257 for the quarter ended September 30, 2000. Non-cash compensation expense was $267,959 for the nine months ended September 30, 2001 compared to $251,786 for the nine months ended September 30, 2000. This non-cash expense resulted from the Company issuing stock options at exercise prices that were lower than the market value of the Company's stock at the time the options were issued, as determined by an independent valuation, and as a result of issuing options to non-employees. Non-cash compensation expense will be recognized over the vesting term of the options.

          Depreciation and Amortization Expense. Depreciation and amortization expense increased $591,495, or 175%, to $930,132 for the quarter ended September 30, 2001. Depreciation and amortization expense increased $982,707, or 133%, to $1,724,078 for the nine months ended September 30, 2001. This increase resulted from higher amortization expense related to the acquisition of the Prenate line on August 20, 2001, Ponstel on April 14, 2000, Cognex on June 22, 2000 and increased depreciation expense for furniture, computer equipment and leasehold improvements at the Company's corporate headquarters. Amortization expense could further increase if the Company completes any more product acquisitions.

          Research and Development Expense. Research and development expense increased $12,950, or 2%, to $538,514 for the quarter ended September 30, 2001 compared to $525,564 for the quarter ended September 30, 2000. Research and development expense decreased $124,302, or 8%, to $1,388,959 for the nine months ended September 30, 2001 compared to $1,513,261 for the nine months ended September 30, 2000. The decrease for the nine months ended September 30, 2001 primarily resulted from a $200,000 fee paid to Inpharmakon Corporation in May 2000 relating to amended terms under the Collaboration Agreement with Inpharmakon Corporation for the development of FHPC 01, the Company's migraine product. The Company continues to incur research and development cost associated with the development of the migraine product and the Robinul line extension.

          Interest Expense. Interest expense was $0 for the quarter ended September 30, 2001 compared to $11,476 for the quarter ended September 30, 2000. Interest expense was $1,961 for the nine months ended September 30, 2001 compared to $316,114 for the nine months ended September 30, 2000. The Company currently does not have any debt outstanding. However, the Company could incur significant interest expense in the future if it acquires products and finances the purchase of these products with debt.

          Interest Income. Interest income was $689,058 for the quarter ended September 30, 2001 compared to $137,209 for the quarter ended September 30, 2000. Interest income was $1,587,567 for the nine months ended September 30, 2001 compared to $184,740 for the nine months ended September 30, 2000. The increase was the result of interest earned on the remaining proceeds from the Company's initial public offering, proceeds from the follow-on offering which closed on May 15, 2001 and cash provided by operations.

          Provision for Income Taxes. Income taxes were provided for at a rate of 39% in 2001 compared to 40% in 2000. The decrease is primarily due to state income tax structuring initiatives.

     Liquidity and Capital Resources

          The Company's liquidity requirements arise from working capital requirements, product development activities and funding of acquisitions. The Company has met these cash requirements through cash from operations, proceeds from its line of credit, borrowings for product acquisitions and the issuance of common stock.

          The Company's cash and cash equivalents were $59,476,256 at September 30, 2001. Net cash provided by operating activities for the nine months ended September 30, 2001 was $13,227,013. This source of cash was primarily the result of net income plus non-cash depreciation, amortization and compensation expense, reduction in taxes payable due to stock option exercises and an increase in accounts payable and accrued expenses, offset by increased accounts receivable, inventories and prepaid expenses.

          Net cash used in investing activities for the nine months ended September 30, 2001 was $52,082,273. The Company purchased the Prenate line from Sanofi-Synthelabo Inc. on August 20, 2001 for $51,876,769, and purchased $205,504 worth of property and equipment for the corporate office.

          Net cash provided by financing activities was $84,103,449 for the nine months ended September 30, 2001. This source of cash was the result of the company's follow-on offering and the exercise of stock options by employees that together provided net proceeds of $84,324,931 offset by payment of long-term debt of $221,482.

          In May 1998, the Company entered into a credit facility with LaSalle Bank National Association, which was subsequently amended to include a revolving credit facility, a term loan and a bridge loan. The revolving credit facility is subject to borrowing base limitations. The revolving credit facility provides for borrowings up to $2,500,000 and bears interest at the bank's prime rate, and is due May 2, 2002. At September 30, 2001, the Company had no outstanding balance under the revolving credit facility, term loan or bridge loan.

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

          The Management's Discussion and Analysis of Financial Condition and Results of Operations discussion as well as information contained elsewhere in this Report contains forward-looking statements within the meaning of
     Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements about the following:

          o    the use of proceeds from the Company's follow-on offering;
          o developing new formulations, new delivery methods and seeking new indications for existing products;
          o increased selling, general and administrative expenses related to the launch of Prenate GT;
          o    completing further product acquisitions;
          o the Company's product development efforts for FHPC 01 and the Robinul line extension;
          o    future interest expense;
          o    future amortization expense; and
          o    adequacy of capital resources.

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

                           PART II - OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

          None

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

          The Company's Registration Statement on Form S-1 (Registration No. 333-56954) relating to its follow-on offering was declared effective on May 9, 2001. The offering of 6,000,000 shares of common stock, $0.001 par value, closed on May15, 2001. All 6,000,000 shares registered were sold at $12.87 per share for an aggregate price of $77,200,000 before deducting underwriting discounts, commissions and underwriting expenses. The managing underwriters of the offering were JP Morgan Securities, Inc., Banc of America Securities LLC, and Thomas Weisel Partners LLC (the "Underwriters"). The Company deducted $4,240,000 in underwriting discounts and commissions and $489,684 in offering expenses. The Company received net proceeds of $72,470,316. On May 15, 2001, the Underwriters exercised their over-allotment option, pursuant to which the Company sold an additional 900,000 shares of common stock at $12.87 per share for an aggregate price of $11,580,000 before deducting underwriting discounts and commissions of $636,000. The Company received net proceeds of $10,944,000 from the exercise of the over-allotment option. The total net proceeds to the Company from its offering including the exercise of the over-allotment option was $83,414,316.

          Through September 30, 2001, the Company used $41,097,419 of the net proceeds from its follow-on offering for the acquisition of the Prenate line. The Company currently expects that the remaining proceeds of $42,316,897 will be used primarily for general corporate purposes, including equity investments in other companies, the development of new products and for new product acquisitions.

          None of the Company's offering expenses or net proceeds from the follow-on offering were paid directly or indirectly to any director, officer or their associates, persons owning 10% or more of any class of the Company's equity securities or to any affiliates of the Company.

          The Company's Registration Statement on form S-1 (File No. 333-30764) relating to its initial public offering was declared effective on May 31, 2000. The offering of 5,700,000 shares of common stock, $.001 par value, commenced on May 31, 2000 and closed on June 5, 2000. All 5,700,000 of the shares registered were sold at $5.33 per share for an aggregate price of $30,400,000 before deducting underwriting discounts commissions and underwriting expenses. The managing underwriters of the initial public offering were Chase Securities, Inc., Banc of America Securities LLC, and Thomas Weisel Partners LLC (the "Underwriters"). The Company deducted $2,128,000 in underwriting discounts and commissions and $1,393,450 in offering expenses. The Company received net proceeds of $26,878,550. On June 30, 2000, the Underwriters exercised their over-allotment option, pursuant to which the Company sold an additional 855,000 shares of common stock at $5.33 per share for an aggregate price of $4,560,000 before deducting underwriting discounts and commissions of $319,200. The Company received net proceeds of $4,240,800 from the exercise of the over-allotment option. The total net proceeds to the Company from its initial public offering including the exercise of the over-allotment option was $31,119,350.

          Through September 30, 2001, the Company used the proceeds from the initial public offering to repay $9,500,000 due under the bridge loan with LaSalle Bank which it borrowed to purchase Ponstel, $1,640,000 due under the term loan facility with LaSalle Bank and $2,000,000 under the revolving loan facility with LaSalle Bank. The Company also repaid $3,500,000 due under the promissory note issued to Warner-Lambert for the purchase of Ponstel and $3,500,000 to Warner-Lambert Company for the purchase of Cognex. The Company also paid a $200,000 fee to Inpharmakon Corporation under the terms of the Amendment to the Collaboration Agreement with Inpharmakon Corporation dated May 3, 2000. On August 20, 2001, the Company used the remaining $10,779,350 for the purchase of the Prenate line from Sanofi-Synthelabo Inc.

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

          The John N. Kapoor Trust, dated September 30, 1989 (the "Trust") owns 50% of the common stock of Inpharmakon Corporation. The Trust is a partner of Kapoor-Pharma Investments, L.P., which owned approximately 36% of the Company's common stock as of September 30, 2001. John Kapoor, Ph.D., the Trustee of the Trust, is one of the Company's Directors and is the President and sole stockholder of the managing general partner of Kapoor-Pharma Investments, L.P. In addition, Mahendra Shah, Ph.D., the Company's Chairman and Chief Executive Officer, owns options to purchase 25,000 shares of the managing general partner's common stock.

          Dr. Kapoor is the husband of Editha Kapoor, the Trustee of the Kapoor Children's 1992 Trust and their children are the beneficiaries.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5. OTHER INFORMATION

              None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  3.1*   -  Restated Certificate of Incorporation
                  3.2*   -  Amended and Restated By-Laws
                  4.1*   -  Form of Stock Certificate
                  10.1** -  Asset Purchase Agreement dated July 27, 2001 between the Company and Sanofi-Synthelabo Inc.
                  10.2** -  Supply   Agreement  dated   May  3,   2001   between
                            Sanofi-Synthelabo Inc. and Banner Pharmacaps Inc.
                  10.3** -  Manufacturing  and  Supply  Agreement  dated  as  of
                            October 1, 1999 between  Sanofi-Synthelabo Inc.  and
                            Patheon Inc.

---------------------
* Incorporated by Reference from the Company's Registration Statement on Form S-1 (File No. 333-30764).
** The Company has requested confidential treatment of portions of this exhibit pursuant to Rule 24b-2 of the Securities Act of 1934.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2001.


                                    FIRST HORIZON PHARMACEUTICAL CORPORATION


                                           By: /s/ Mahendra G. Shah, Ph.D.
                                               ---------------------------
                                           Mahendra G. Shah, Ph.D.
                                           Chairman and Chief Executive Officer





                                           By: /s/ Balaji Venkataraman
                                               -----------------------
                                           Balaji Venkataraman
                                           Executive Vice President of Corporate
                                           Development,  Chief Financial Officer
                                           and Secretary  (Principal  Accounting
                                           and Financial Officer)



1413355