Form 10-K
period 2001-12-31
FIRST HORIZON PHARMACEUTICAL CORP
filed 2002-03-28
CIK 1106773

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

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.
                                               OR
      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM  __________ TO  __________

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

                         COMMON STOCK, $.001 PAR VALUE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Common shares of the registrant outstanding at March 25, 2002 were 27,760,092. The aggregate market value, as of March 25, 2002, of such common shares held by non-affiliates of the registrant was approximately $395,889,684 based upon the last sales price reported that date on the Nasdaq Stock Market of $21.85 per share. (Aggregate market value estimated solely for the purposes of this report. For purposes of this calculation, all executive officers, directors and 10% stockholders are classified as affiliate status.)

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III: Portions of Registrant's Proxy Statement relating to the 2002 Annual Meeting of Stockholders are incorporated into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

     First Horizon Pharmaceutical Corporation is a specialty pharmaceutical company that markets and sells brand name prescription products. We focus on the treatment of cardiovascular, obstetrical and gynecological, pediatric and gastroenterological conditions and disorders. Our strategy is to acquire or license pharmaceutical products that other companies do not actively market and that we believe have high sales growth potential, are promotion-sensitive and complement our existing products. In addition, we intend to develop new patentable formulations, use new delivery methods and seek regulatory approval for new indications of existing drugs. We may also acquire businesses with complementary products or development pipelines consistent with our therapeutic focus.

     Large multinational companies dominate the U.S. prescription pharmaceutical market. These companies often divest products which, as a result of consolidation or lack of strategic fit, do not meet the threshold level of sales required for continued marketing and promotion, as these companies continue to focus on drugs with annual sales in excess of $1 billion. In the last four years, we have acquired and licensed products from AstraZeneca UK Limited, Aventis SA, Bayer AG, Elan Corporation, Pfizer Inc., Sanofi-Synthelabo Inc. and Wyeth. Third parties manufacture all of our products.

     Since 1992, we have introduced 17 products. We promote our products through our nationwide sales and marketing force of approximately 160 professionals, targeting high-prescribing cardiologists, obstetricians and gynecologists, pediatricians, gastroenterologists and select primary care physicians. We also contract with third parties to promote our products in order to target a broader number of physicians.

     We were incorporated in Delaware in July 1992 as the surviving corporation of a merger between Century Pharmaceutical Corporation and Horizon Pharmaceutical Corporation. Our principal office is located at 660 Hembree Parkway, Suite 106, Roswell, Georgia 30076 and our telephone number is (770) 442-9707. Our corporate Internet address is www.firsthorizonpharm.com. We do not intend the information contained on our website to be a part of this Annual Report.

FIRST HORIZON STRATEGY

     We believe that our ability to market, acquire and develop brand name prescription products uniquely positions us to continue to grow. The key elements of our strategy include:

     - Increase product sales through targeted promotion. We seek to increase sales by promoting our products to physicians through our nationwide sales and marketing force. We also contract with third parties to promote our products in order to target a broader number of physicians. We recently entered into co-promotion agreements for our Prenate and Nitrolingual Pumpspray products in order to expand our targeted promotion efforts. We also use direct mail and telemarketing to promote our products. As a result of our promotional efforts, prescriptions of our Robinul and Robinul Forte, Tanafed and Ponstel products have grown 51.9%, 41.9% and 47.0%, respectively, from 2000 to 2001 according to IMS Health's National Prescription Audit Plus data.

     - Acquire brand name prescription products. We seek to acquire rights to brand name pharmaceutical products that we believe are promotion sensitive, complement our areas of therapeutic focus and have the potential to leverage our sales infrastructure. In connection with our acquisition of products, we also consider barriers to entry for competitive products including patent protection, complexity of manufacturing processes and patient and physician loyalty. Over the last four years, we have acquired or licensed nine products.

     - Develop proprietary products and line extensions. We seek to reduce the costs and risks of development by focusing on drugs that the FDA has already approved. We plan to develop and launch products, including line extensions of our current products, using patent-protected delivery systems or formulations that offer market differentiation and the potential for market exclusivity. Our current development pipeline includes a line extension to Robinul to treat excessive salivation and the development of a product to treat migraine headaches.

     - Acquire businesses with products and development pipelines complementary to ours. We regularly review opportunities to acquire businesses that sell products or have products under development that complement our areas of therapeutic focus.

PRODUCTS

     Most of our products treat recurring or chronic conditions or disorders which result in repeat use over an extended period of time and generate consistent revenue streams. Our key products include:

                                         YEAR OF THE
                                          COMPANY'S
PRODUCT                                  INTRODUCTION   PRODUCT USE
-------                                  ------------   -----------
Cardiology:
  Sular................................      2002*      Hypertension
  Nitrolingual Pumpspray...............      2000       Acute angina
Obstetrics and Gynecology:
  Prenate and Prenate GT...............      2001       Prescription prenatal vitamins
  Ponstel..............................      2000       Pain and painful menstruation
Pediatrics:
  Furadantin...........................      2002       Urinary tract infections
  Tanafed DM...........................      2002       Allergy and cold with cough
  Tanafed Suspension...................      1993       Allergy and cold
Gastroenterology:
  Robinul and Robinul Forte............      1999       Adjunctive therapy for peptic ulcer

------------

* Scheduled for second quarter 2002.

  Sular

     We recently acquired certain U.S. rights relating to the antihypertensive prescription medication Sular from AstraZeneca. We also entered into a long-term manufacturing, supply and distribution agreement with Sular's manufacturer, Bayer. Sular is a patented, once-a-day treatment for hypertension that competes in the approximately $16 billion antihypertensives market. Sular had U.S. sales of $45.9 million in 2001.

     Prior to the acquisition of Sular, our cardiovascular product offering was limited to Nitrolingual Pumpspray, a product for the treatment of acute angina. We believe that Sular will complement our cardiovascular franchise because the physicians who prescribe our Nitrolingual Pumpspray comprise a large part of the target audience for Sular. In addition, many patients who suffer from acute angina also suffer from hypertension. We believe that Sular offers advantages over other antihypertensives based upon its proven efficacy and safety, its demonstrated ability to provide twenty-four hour blood pressure control and its relative value on a cost per day basis as compared to other branded antihypertensives.

     Nisoldipine, the active ingredient in Sular, belongs to a group of medicines called calcium channel blockers. Calcium channel blockers prevent calcium from entering certain types of muscle cells. Because the muscle cells need calcium to contract, calcium channel blockers prevent the cells from contracting and cause them to relax. Nisoldipine selectively relaxes the muscles of small arteries causing them to dilate but has little or no effect on muscles or the veins of the heart.

     We believe that Sular has not been actively promoted in the U.S. since 1999. Based on management's experience promoting cardiovascular products and the results of market research we conducted, we believe that it is promotion-sensitive. We plan to launch Sular in the second quarter of 2002 and have developed a launch plan that includes:

     - Hiring new sales professionals. We are recruiting new sales professionals and district managers and intend to increase the size of our sales organization by approximately 50 individuals by the end of this year to increase our reach to physicians.

     - Contracting with an external sales organization. Similar to our promotional strategy for Nitrolingual Pumpspray and Prenate GT, we intend to contract with an external sales organization to increase the number of physicians we reach with direct selling and sampling efforts.

     - Training our sales professionals. We have developed and will implement a training program to prepare our sales professionals to promote Sular to targeted physicians. We plan to complete the training of sales personnel by the end of the second quarter of this year. Once we have partnered with an external sales organization, we will also provide training support to our alliance sales force.

     - Developing marketing plans. With the assistance of advertising agencies, we are finalizing our key marketing messages for Sular. Once we have completed the marketing strategy, we will produce promotional materials and print advertisements to support our direct sales efforts.

     Sular was developed and patented by Bayer and was approved by the FDA in 1995. In 1996, Bayer granted to Zeneca Limited, a predecessor entity to AstraZeneca, the exclusive right to market, distribute and sell products containing nisoldipine, Sular's active ingredient, in the U.S. As part of this transaction, Bayer has granted to us an exclusive ten-year license to its patents and other intellectual property for the sale of Sular in the United States. Bayer has also agreed to supply us with Sular during the term of this license. Sular is protected by Bayer's patent covering the composition of its coat core tablet that expires in June 2008 and its patent covering the Sular manufacturing process that expires in 2004.

  Nitrolingual Pumpspray

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

     The primary competitor to Nitrolingual Pumpspray is nitroglycerin, which is generally prescribed in tablet form. Unlike tablets, which begin to lose their potency immediately upon opening the bottle, Nitrolingual Pumpspray maintains its potency for two years. Further, studies have shown that Nitrolingual Pumpspray provides for more rapid absorption than the tablets. Each metered dose of Nitrolingual Pumpspray provides for consistent delivery of nitroglycerin. Also, unlike the tablets, Nitrolingual Pumpspray requires no special storage or handling to maintain its potency.

  Prenate Advance and Prenate GT

     In August 2001, we acquired the Prenate line of products from Sanofi-Synthelabo, including Prenate GT, which is a line extension to Prenate Advance that is manufactured using a gel-coating applied with a patent protected manufacturing technology. Prenate GT was also reformulated to include additional vitamins. Prescription prenatal vitamins are generally recommended before, during and after pregnancy so that the mother and the fetus receive adequate amounts of essential vitamins and minerals. The Prenate line has been a market leader of prescription prenatal vitamins based upon total prescriptions written. We believe that the advantages of Prenate GT include easier swallowing and masked taste and smell.

  Ponstel

     In April 2000, we acquired exclusive U.S. rights to market, distribute and sell Ponstel from Pfizer. Ponstel is used for the relief of mild to moderate pain for patients 14 years of age and older if therapy will be for less than one week and for primary dysmenorrhea, which is pain associated with menstruation. One class of frequently prescribed pain relievers is nonsteroidal anti-inflammatory drugs, or NSAIDs. Ponstel is a well known NSAID for treating dysmenorrhea and we believe that its advantages are its non-addictive qualities, low stomach-related side effects and efficacy. Primary dysmenorrhea is one of the most frequently encountered gynecological complaints and affects as many as half of postpubescent females.

  Furadantin

     In December 2001, we acquired U.S. rights to Furadantin from Elan. Furadantin is indicated for the treatment of urinary tract infections and is prescribed primarily by pediatricians. We launched Furadantin in January 2002. We believe that Furadantin will complement our Tanafed products which are also primarily prescribed by pediatricians. Furadantin is a product well-suited for children because it is formulated in liquid suspension form and has a fruit-flavored taste. Furadantin contains nitrofurantoin, which has no known bacterial resistance and is not known to cause allergic side effects that are well documented with other antibiotics.

  Tanafed and Tanafed DM

     Tanafed is a liquid cold and allergy product marketed to pediatricians. We believe that pediatricians prescribe Tanafed because it is effective and children prefer its taste. We introduced Tanafed DM, a line extension of Tanafed containing a cough suppressant, in January 2002.

  Robinul and Robinul Forte

     In January 1999, we acquired exclusive U.S. rights to Robinul and Robinul Forte, which is a higher-strength dosage of Robinul, from Wyeth. Both Robinul and Robinul Forte belong to a class of drugs known as anticholinergics that reduce the motion of the gastrointestinal tract and decrease stomach secretions. The FDA has approved both products for use as a therapy in conjunction with other therapeutics in the treatment of peptic ulcers. Compared to other anticholinergics, the Robinul product line has an overall better side effect profile and is longer acting, thereby requiring fewer doses. We are currently developing a line extension and will seek regulatory approval to use the active ingredient in Robinul to treat symptoms associated with the excessive production of saliva. Industry sources estimate that the U.S. market for anticholinergics was $130 million in 1999.

  Other Products

     In June 2000, we acquired world-wide rights to market, distribute and sell Cognex, as well as rights to a new unapproved controlled release version of Cognex called Cognex CR, from

Pfizer. Cognex is used for the treatment of mild to moderate dementia associated with Alzheimer's disease. Alzheimer's disease is a progressive, degenerative disease that attacks the brain and results in impaired memory, thinking and behavior. According to the Alzheimer's Association, approximately four million Americans have Alzheimer's disease. Cognex is one of only four FDA-approved drug treatments for mild to moderate dementia associated with Alzheimer's disease.

     In addition to Tanafed and Tanafed DM, our other products for the treatment of cough, cold and allergy are Defen-LA tablets, Mescolor tablets and the Protuss product line, which includes Protuss liquid, Protuss DM tablets and Protuss-D Liquid.

     We sell Zoto-HC ear drops for the treatment of swimmer's ear infections and Zebutal capsules for the treatment of tension headaches. A study has shown that approximately nine out of ten people have at least one headache in any given year. Headaches account for approximately 18 million outpatient visits annually to hospitals and healthcare clinics.

REGULATORY CLASSIFICATION

     The FDA approved Sular, Furadantin, Cognex, Ponstel, Nitrolingual Pumpspray, Robinul and Robinul Forte based on new drug application submissions. The FDA also approved an abbreviated new drug application for Zebutal. Prenate is a prescription vitamin and does not have an approved new drug application. However, the FDA has not requested a new drug application on the Prenate line of products because of their long marketing history. We believe our other products are classified by the FDA as drugs that may be marketed without submitting safety and efficacy data at this time because of safety data submitted to the FDA at an earlier time.

PRODUCT DEVELOPMENT

     We seek to maximize the value of drugs by developing new patentable formulations, using new delivery methods and seeking regulatory approval for new indications. Through the use of these distinct formulations and patent-protected delivery systems, we plan to create a marketing advantage over competing drugs. Some of these development projects include line extensions which allow us to extend the life cycles of our products. We expect the strength of extensive literature-based clinical data on the active ingredients in our products under development, current acceptance and usage of the active ingredients in these products by healthcare professionals and the safety profile of the active ingredients in approved products will reduce development costs and risks associated with FDA approval.

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

  Migraine Product (FHPC 01)

     We are developing a proprietary formulation of a product named FHPC 01 for the treatment of migraine headaches, which contains an active ingredient that is currently approved by the FDA for other indications. We have entered into a development agreement with Penwest Pharmaceuticals Co. to develop the product using Penwest's patented TIMERx controlled-release technology. Penwest has also granted us the right to reference their drug master file as necessary for us to submit a new drug application for this product. A drug master file is a submission to the FDA, often in support of a new drug application, that companies may use to provide confidential, detailed information to the FDA about facilities, processes or articles used in the manufacturing, processing, packaging and storing of one or more human drugs without disclosure to third parties. We have developed a once a day formulation for this product and we filed an investigational new drug application for this product on February 17, 2000 which has been accepted by the FDA. We have engaged Parexel International to conduct clinical trials for this product. We have completed a Phase I clinical trial for this product. The National Institute of Health estimates that 28 million Americans suffer from migraine headaches. Of these, approximately half suffer from migraines that are moderately to severely disabling. We encounter risks in connection with our proposed development of our FHPC 01 product which are described under "Risk Factors" in our registration statement on Form S-1 filed on March 5, 2002 (Commission File No. 333-83698), as amended (the "Registration Statement").

  Excessive Salivation Product (FHPC 02)

     We are developing a product named FHPC 02 for the treatment of the symptoms associated with the excessive production of saliva primarily in children. This product will be a line extension of our Robinul products. We have entered into an agreement with Mikart to develop a new dosage form and to manufacture the product. On December 29, 2000, we filed an investigational new drug application for this product which has been accepted by the FDA. Excessive salivation, also known as sialorrhea, occurs primarily in patients suffering from cerebral palsy and other neurodevelopmental diseases.

SALES AND MARKETING

     To maximize the effectiveness of our selling efforts, our sales force targets select specialty physicians and high-prescribing primary care physicians. Our sales force seeks to develop close relationships with these physicians and respond to their needs. During 2001, we expanded our sales and marketing force from approximately 150 to approximately 160 professionals nationwide. We are realigning our sales force into three specialty groups to optimize productivity. The first specialty group, which is currently in place, markets Sular, Nitrolingual Pumpspray, Prenate GT and Furadantin to physicians at teaching hospitals. The second specialty group will market Sular, Nitrolingual Pumpspray and our Robinul products to primary care physicians and cardiologists. The third specialty group will market our Prenate GT, Ponstel, Tanafed, Furadantin and Robinul products to obstetricians and gynecologists, pediatricians and gastroenterologists. We plan to have our sales force realignment completed during the second quarter of 2002. In September 2001, we entered into a co-promotion agreement with Otsuka to co-promote our Nitrolingual Pumpspray product and a separate co-promotion agreement with PDI to co-promote Prenate GT.

     We sell our products to pharmaceutical wholesalers (who in turn distribute to pharmacies), chain drug stores, other retail merchandisers and, on a limited basis, directly to pharmacies. For the year ended December 31, 2001, sales to our top four pharmaceutical wholesalers accounted for over 81.9% of all of our sales. The following wholesalers each accounted for 10.0% or more of all of our sales: McKesson Corporation (21.5%), Cardinal Health, Inc. (21.2%), AmerisourceBergen (20.3%) and Bindley Western Industries, a division of Cardinal (18.9%).

     We have a group of sales professionals that focuses exclusively on building relationships with managed-care organizations that can be leveraged across markets. We continue to strengthen this group to gain access to formularies and develop long-term working relationships with managed care organizations.

     For the years ended December 31, 1999, 2000 and 2001, Nitrolingual Pumpspray accounted for 0.7%, 24.5% and 19.3%, respectively, of our total sales. For the years ended 1999, 2000 and 2001, Robinul and Robinul Forte accounted for 26.1%, 20.0% and 18.1%, respectively, of our total sales. In 1999, 2000 and 2001, the Tanafed line accounted for 24.2%, 22.3% and 28.5%, respectively, of our total sales.

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

THIRD-PARTY AGREEMENTS

  Sular

     In March 2002, we acquired exclusive U.S. rights to distribute and sell Sular from AstraZeneca and Bayer. The purchase price under our asset purchase agreement with AstraZeneca was $155.0 million plus the assumption of certain liabilities, subject to post-closing adjustments. Under the asset purchase agreement, we acquired the regulatory approval to sell Sular in the United States, current inventory, certain intellectual property, marketing materials for the promotion, advertising and marketing of Sular in the United States, study materials relating to clinical studies of Sular, and certain of AstraZeneca's contracts relating to the marketing, sale and distribution of Sular. We must pay AstraZeneca up to an additional $20.0 million upon achievement of certain sales milestones before the third anniversary date of the closing of the transaction.

     We also purchased from Bayer the U.S. trademark for Sular for $20.0 million. We entered into a ten year agreement with Bayer, which appoints us as the exclusive party to sell and distribute Sular in the United States, provides us with the rights to sell Sular under certain patents and other technical information owned by Bayer, and provides for the manufacture and supply of Sular to us. We must pay Bayer an additional $10.0 million within 30 days of the closing under the asset purchase agreement with AstraZeneca. We will pay Bayer for the manufacture and supply of Sular on a unit basis. The unit price to us for Sular may adjust after 2003 based upon changes in the net revenue per unit that we recognize in the sale of Sular. We must also pay Bayer an additional $10.0 million upon the achievement of a certain sales milestone for Sular if a sales threshold is achieved during the ten year term of the agreement. Under this agreement, we must purchase minimum quantities of Sular from Bayer each year and we must obtain the consent of Bayer prior to selling another product containing the active ingredient in Sular.

     Subject to obtaining the consent of Bayer prior to conducting clinical trials for new cardiovascular indications for Sular and in the event that we receive a new drug application approval for these new uses, we may deduct a percentage of the costs incurred to obtain such approval, up to a certain amount, from our payments to Bayer under the agreement for five years following such approval. Bayer will have access to any data that we obtain pursuant to such trials and we will grant Bayer a license to use such data outside of the United States at no cost.

  Nitrolingual Pumpspray

     In July 1999, we acquired exclusive U.S. rights to distribute, market and sell Nitrolingual Pumpspray from Pohl-Boskamp beginning on February 1, 2000 for five years plus an additional five-year renewal period subject to establishing mutually acceptable minimum sales requirements. Under the agreement, Pohl-Boskamp supplies us Nitrolingual Pumpspray at prices that decrease as volume purchased in each year increases. We must purchase designated minimum quantities in each year of the agreement or pay a fee to keep the agreement in effect. We must also pay a royalty on net sales of the product. Also, Pohl-Boskamp can terminate our distribution agreement for Nitrolingual Pumpspray if we do not sell specified minimum quantities of the product each year, if a company with a product competitive with Nitrolingual Pumpspray acquires direct or indirect influence or control over us, or if a significant change in our stockholders occurs so that Kapoor-Pharma Investments and our employees, management, directors, and any of their respective affiliates, do not in the aggregate directly or indirectly beneficially own at least 20.0% of our shares. Our agreement with Pohl-Boskamp prohibits us from selling other products which are indicated for the relief of angina pectoris.

     In September 2001, we entered into a co-promotion agreement with Otsuka to co-promote Nitrolingual Pumpspray through its sales representatives and to promote the product on our behalf in exchange for commission and bonus payments based upon net sales made by Otsuka sales representatives. The term of this agreement is through December 31, 2004, subject to annual renewals.

  Prenate Advance and Prenate GT

     In August 2001, we purchased the Prenate line of prescription prenatal vitamins from Sanofi-Synthelabo. We acquired all of Sanofi-Synthelabo's intellectual property, regulatory permits and licenses and contract rights related to Prenate. The purchase price for the acquired assets was $52.5 million in cash plus the assumption of certain liabilities and payment for product inventory, subject to post-closing adjustments.

     We also assumed Sanofi-Synthelabo's Prenate-related contracts, including a contract with Patheon, Inc., to manufacture Prenate Advance tablets and the core tablets for Prenate GT, and a contract with Banner Pharmacaps to manufacture Prenate GT using its patented manufacturing process to create gelatin-enrobed tablets. Banner Pharmacaps has agreed not to use this manufacturing process to make any other prenatal vitamins. The agreement with Patheon is for a term of five years, beginning October 1, 1999. The agreement with Banner Pharmacaps is for a term of five years, beginning May 3, 2001. Under the terms of the supply agreement with Banner Pharmacaps, the Company will pay Banner Pharmacaps a royalty on net sales above a certain amount of net sales.

     In September 2001, we entered into a co-promotion agreement with PDI under which it will promote and distribute samples of Prenate GT to specified physicians for specified fees. The initial term of this agreement is through October 14, 2002.

  Ponstel

     In April 2000, we acquired exclusive rights to market, distribute and sell Ponstel in the United States from Pfizer. The total purchase price was $13.0 million. In April 2000, we also entered into a supply agreement with Pfizer under which Pfizer was to supply us with designated quantities of Ponstel through the expiration of the supply agreement, which occurred on March 31, 2001. Pfizer has continued to supply Ponstel to us under the same terms. We pay Pfizer an agreed upon price for the supply of Ponstel.

     In December 2000, we signed an agreement with West-ward Pharmaceuticals to manufacture Ponstel after West-ward obtains FDA approval to manufacture the product. We anticipate that this will occur by the fourth quarter of 2002. This agreement expires in April 2005. We must purchase all of our requirements for Ponstel from West-ward and are subject to minimum purchase requirements. We must pay West-ward a price for Ponstel based on a multiple of West-ward's direct cost of goods sold in the manufacture and supply of the product. In addition, we must pay West-ward milestone payments, as long as no generics have been introduced, upon certain anniversary dates of FDA approval of the manufacture of Ponstel by West-ward. West-ward is currently in the process of manufacturing the required pilot batches in order to obtain such approval.

  Furadantin

     In December 2001, we acquired U.S. rights to Furadantin from Elan. The purchase price for the acquired assets was $15.8 million in cash, subject to post-closing adjustments, the assumption of certain liabilities and payment for product inventory. Under the agreement, we acquired the assets relating to Furadantin, including the new drug application, trademark and related inventory.

     In December 2001, we also entered into a supply agreement with Elan to manufacture and supply Furadantin to us through May 3, 2003. Under the supply agreement, we paid an up-front fee of $200,000.

  Tanafed and Tanafed DM

     In January 1996, we obtained exclusive distribution rights to Tanafed in North America through December 31, 2003 plus an additional seven years at our option from Unisource Inc. The agreement requires us to purchase all of our requirements for Tanafed from Unisource, including at least certain minimum quantities of Tanafed in each year of the agreement.

     In December 1998, we entered into an exclusive distribution agreement with Unisource granting us exclusive rights to sell Tanafed DM in North America and for Unisource to supply Tanafed DM to us through December 2005, subject to an automatic seven year renewal. The agreement requires us to purchase all of our Tanafed DM requirements from Unisource and subjects us to minimum purchase requirements. We must pay Unisource for the manufacture and supply of Tanafed DM based upon fixed unit costs.

     We entered into a patent license agreement with Jame Fine Chemicals, Inc., a supplier of a raw material for Tanafed, effective January 1, 2000. This agreement grants us a semi-exclusive license to use, sell and distribute finished products containing an active ingredient used in Tanafed. The licensed patent covers the manufacturing process of an active ingredient used in Tanafed. The license continues through the life of the licensed patent, which expires in 2016. We paid an up-front license fee and agreed to pay certain royalties based on net sales of Tanafed at rates which we believe are within industry customary ranges. Another party also has a license for one of the active ingredients in Tanafed.

  Robinul and Robinul Forte

     In January 1999, we acquired exclusive rights in the United States to Robinul and Robinul Forte tablets from Wyeth. We must pay royalties on net sales under our license agreement with Wyeth. We entered into agreements with Mikart, dated April 23, 1999 and January 21, 2001, for Mikart to become qualified under applicable regulations to manufacture and supply our requirements for Robinul. Mikart became qualified by the FDA to manufacture Robinul on December 3, 2001 and began supplying the Robinul products to us in December 2001. Under these agreements, Mikart will manufacture the products for five years from the time Mikart became a qualified manufacturer plus renewal terms of one year until either party elects not to renew. The agreement with Mikart requires that we purchase certain designated minimum quantities.

     In January 2002, we entered into a license agreement with Wyeth-Ayerst Canada Inc. and Whitehall-Robins Inc. under which we acquired rights to manufacture, have manufactured for us, market and sell Robinul and Robinul Forte in Canada. When we begin to sell Robinul in Canada, we will pay Wyeth-Ayerst Canada a royalty on net sales of Robinul in Canada.

  Other Products

     In June 2000, we acquired world-wide rights to market, distribute and sell Cognex as well as rights to a new unapproved version of Cognex called Cognex CR from Pfizer. We paid $3.5 million in cash for Cognex. We must pay Pfizer up to $1.5 million in additional purchase price if we obtain FDA approval to market Cognex CR in the United States. At this time, we have no intention of seeking FDA approval to market Cognex CR. In the event that we voluntarily stop selling Cognex for 60 days or more, other than for reasons outside our control, the FTC may order that Cognex revert back to Pfizer and be divested by the FTC to another purchaser.

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

     Generally, our other products are manufactured under manufacturing and supply agreements which require that we purchase all of our requirements for these products from the manufacturers which are a party to these agreements, including specified minimum purchase quantities of the product for each year. Except for our Defen-LA, Protuss-D and Zoto-HC products, these agreements generally state that the product supplier will provide products only to us.

  Migraine Product (FHPC 01)

     In October 1998, we entered into an agreement with Inpharmakon Corporation in which we acquired rights to the proprietary information for the migraine product FHPC 01 for which we completed Phase I clinical studies and plan to submit a new drug application. The agreement expires on October 31, 2008, but we may renew it indefinitely after expiration. In May 2000, we entered into an amendment to this agreement in which Inpharmakon Corporation released us from all previous claims that Inpharmakon Corporation may have had under the agreement, and deleted the required time within which we must commence clinical trials and file for regulatory approval of the product. Under the amended agreement, we must develop a workable once-a-day formulation for the drug, conduct clinical trials and file for and exert reasonable efforts to obtain regulatory approval for the drug. If we do not obtain regulatory approval of the drug within three years after filing for such approval and thereafter commence and continue to aggressively market and sell the product, Inpharmakon may terminate the agreement. In the event that Inpharmakon terminates the agreement for failure to achieve these milestones, Inpharmakon may purchase rights to develop the drug at our costs to date. We must also pay up to an aggregate of $950,000 in non-refundable fees to Inpharmakon at various developmental milestones through and including regulatory approval of the product, and, in the event of commercial sales of the product, we must pay royalties at rates which we believe are within industry customary ranges. If we elect to sell the business opportunity to a third party, we must share the proceeds of the sale with Inpharmakon.

     In March 1999, we acquired rights from Penwest Pharmaceuticals Co. to use Penwest's TIMERx controlled-release technology to develop FHPC 01. Under the Penwest agreement, we have the right to manufacture, use and sell the developed product in North America and Mexico for a period extending 15 years from the date a new drug application is issued for the product, as well as a license under certain Penwest patents. We must pay Penwest up to an aggregate of approximately $2.6 million of non-refundable fees upon achieving specified development milestones through the first anniversary of the first commercial sale of the product following regulatory approval and royalties upon any sales of the migraine product at rates which we believe are within industry customary ranges. Penwest may terminate the agreement in the event we fail to timely achieve designated performance milestones within prescribed time periods including the completion of clinical trials by April 2002, applying for FDA approval of the product within six months after completing clinical trials and commercially launching the product within two months after obtaining FDA approval. Penwest may also terminate the agreement if we fail to either sell specified minimum quantities of the product each year after approval of the product or pay the applicable royalty to Penwest as if we had sold such minimum quantity. While we will not complete clinical trials of our migraine product by April 2002, we are in negotiations with Penwest to extend or eliminate the milestone date in connection with our continuing negotiations to enter into new arrangements for the development of the migraine product. In the event that we are unable to successfully conclude such new arrangements, we may lose our rights to this product opportunity. We can provide no assurance that we will be able to successfully conclude such new arrangements and maintain our rights to this product opportunity.

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

     Our manufacturers manufacture our products pursuant to our product specifications. Our supply agreement with Pfizer for Ponstel expired March 31, 2001. Pfizer has agreed to supply a quantity of Ponstel which we believe is sufficient for our requirements until the third-party with whom we have an agreement becomes qualified to manufacture Ponstel. We believe this will occur by the fourth quarter of 2002. Under some of our agreements, the manufacturers or other third parties own rights to the products that we have under our marketing licenses. We have not entered into agreements for alternative manufacturing sources for any of our products. Our supplier of Sular has patents on the manufacturing process and composition of its coat core tablet. The suppliers of Nitrolingual Pumpspray and the raw materials for our Tanafed products hold patents relating to their respective products. Banner Pharmacaps holds the patent to the gel-coating technology it uses to manufacture the Prenate GT tablets. These patents may provide us with a competitive advantage because the patents create a barrier to entry to other companies that might otherwise seek to develop similar products.

TRADEMARKS

     Because of the large number of products on the market which compete with our products, we believe that our product brand names are an important factor in establishing product recognition. We have applied for a U.S. trademark registration for the mark First Horizon Pharmaceutical, which is currently under appeal. We also have trademark applications pending for the marks Tanafed DM, Prenate (and Design), and Prenate GT. Our products are sold under a variety of trademarks registered in the United States, including Mescolor, Protuss, Zoto-HC (and Design), Tanafed, Defen, Zebutal and Furadantin. We own the U.S. rights to the Cognex trademark and its international counterparts, and the trademarks for Sular, Prenate Advance, Prenate Ultra, MicroIron, MicroIron II, Prenate 90 and Ponstel. Further, we have been licensed rights to use the trademarks Nitrolingual and Robinul from Pohl-Boskamp and Wyeth, respectively. We have rights to the TIMERx trademark pursuant to our rights to market the product we have under development with Penwest. Our trademark registrations could be challenged by others which could result in the loss of use of one or more of our trademarks. Maintenance of our trademarks requires that we enforce our rights by preventing infringement by third parties, and we may not have the resources to stop others from infringing our trademarks.

PATENTS

     We consider the protection afforded by patents important to our business. We intend to seek patent protection in the United States and selected foreign countries where deemed appropriate for products we develop. There can be no assurances that any patents will result from our patent applications, that any patents that may issue will protect our intellectual property or that any issued patents will not be challenged by third parties. In addition, if we do not avoid infringement of the intellectual property rights of others, we may have to seek a license to sell our products, defend an infringement action or challenge the validity of the intellectual property in court, all of which could be expensive and time consuming.

  Sular

     Pursuant to our distributorship agreement with Bayer, we are afforded patent protection arising from Bayer's patent covering the Sular manufacturing process and Bayer's patent covering the composition of Sular's coat core tablet. These patents expire in 2004 and 2008, respectively.

  Nitrolingual Pumpspray

     By virtue of our distribution agreement with Pohl-Boskamp for Nitrolingual Pumpspray, we are afforded patent protection arising from Pohl-Boskamp's 1993 U.S. patent relating to the product. This patent expires in 2010.

  Tanafed and Tanafed DM

     We entered into a licensing agreement with the raw material supplier for our Tanafed products effective January 1, 2000. This agreement grants us a license to market and distribute Tanafed for which the manufacturer has a patent covering the manufacturing process of one of their active ingredients. This patent expires in 2016. In 2001, we filed U.S. patent applications relating to the compositions comprising an active ingredient in Tanafed DM.

  Cognex

     We own certain patent rights relating to the use of an active ingredient in Cognex to treat conditions associated with Alzheimer's disease. The U.S. patents expire from 2006 through 2013.

  Migraine Product (FHPC 01)

     Pursuant to our development agreement with Penwest for a once-a-day migraine product, we are the licensee of certain Penwest patents for the purpose of manufacturing and marketing the product under development. These patents expire from 2008 through 2016.

  Active Ingredient in Robinul and Robinul Forte

     In 1999, we filed a U.S. patent application directed to the use of glycopyrrolate for the treatment of certain new indications. Glycopyrrolate is the active ingredient in Robinul and Robinul Forte. We will not pursue patent applications outside of the United States for this use.

COMPETITION

     The market for drugs is highly competitive with many established manufacturers, suppliers and distributors actively engaged in all phases of the business. We believe that competition in the sale of our products is based primarily on brand awareness, price, availability, product efficacy and service. Our brand name pharmaceutical products may be subject to competition from alternate therapies during the period of patent protection and thereafter from generic or other competitive products. Some of our products compete with generic and other competitive products in the marketplace.

     We also compete with other pharmaceutical companies for new products and product line acquisitions. These competitors include Forest Laboratories, Inc., Watson Pharmaceuticals, Inc., King Pharmaceuticals, Inc., Shire Pharmaceuticals Group plc, Biovail Corporation and other companies that acquire branded product lines from other pharmaceutical companies.

GOVERNMENT REGULATION

     According to the Federal Food, Drug, and Cosmetic Act ("FDC Act"), all new drugs are subject to premarket approval by the FDA. Applicable FDA law will treat our development of new products and new uses for approved products or the development of any of our line extensions as "new drugs," which requires the submission of a new drug application ("NDA") or a supplemental NDA ("sNDA") (or an abbreviated NDA ("ANDA") if applicable), and approval by the FDA.

     The steps required for approval of an NDA or sNDA may include:

     - extensive pre-clinical toxicology and pharmacology studies,

     - submission to the FDA of an investigational new drug application ("IND"), which must become effective before human clinical trials can be commenced,

     - a series of preliminary clinical studies to demonstrate safety (Phase I) and optimal dosing and pharmacologic effects (Phase II),

     - adequate and well-controlled human clinical trials (Phase III) to establish the safety and effectiveness of the product,

     - submission of an NDA or an sNDA to the FDA (typically six to twelve month internal FDA review cycle),

     - presentation of NDA data to an FDA Advisory Panel for its recommendation and

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

     Clinical trials involve the administration of the investigational new drug to humans under the clinical study protocols that had been submitted to the FDA in the IND. The conduct of the clinical trials is subject to extensive regulation including compliance with good clinical practices, obtaining informed patient consent, sponsor monitoring and auditing of the clinical, laboratory and product manufacturing sites and review and approval of each study by an Institutional Review Board. Clinical trials are typically conducted in three sequential Phases, although Phases may overlap. In Phase I, the investigational new drug usually is administered to 20-50 healthy human subjects and is tested for safety. Phase II usually involves studies in a limited patient population (50-200 patients) to:

     - determine the initial effectiveness of the investigational new drug for specific indications,

     - determine dosage tolerance and optimal dosage and

     - identify possible adverse effects and safety risks.

     When an investigational new drug is found to be effective to that point and to have an acceptable safety profile in Phase II evaluation, Phase III trials are undertaken to further evaluate clinical effectiveness and to further test for safety within an expanded patient population of usually 200 or more patients. The FDA reviews both the clinical plans and the results of the trials and may require the study to be discontinued at any time if there are significant safety issues or lack of efficacy. In some cases, the FDA can request Phase IV clinical studies to be conducted as a condition of approval of the NDA, to be performed after the NDA approval with a timeframe. These studies can be designed to obtain additional safety and efficacy data, detect new uses for or abuses of a drug, or determine effectiveness for labeled indications under conditions of widespread usage. These studies can involve significant additional expenses, and failure to perform these Phase IV studies within the FDA-stated timeframe can result in the FDA withdrawing the NDA approval.

     Once the FDA has approved an NDA, the holder of the NDA may request changes to the product or manufacturing through a supplement to the original NDA, termed an sNDA. The format, content and procedures applicable to NDA supplements are generally the same as those for NDAs. However, the only information required in a supplement is that needed to support the requested change. If the NDA or sNDA is based on new clinical investigations that are essential to the approval of the application, other than bioavailability studies, it may qualify for a three-year period of marketing exclusivity, distinct from any applicable patent protection that may exist. In such a case, the FDA may accept for filing, but will not approve a generic product for three years from the date of that application's approval. The FDA may also require user fees in excess of $300,000 for prescription drug NDAs or sNDAs. Supplements proposing to include a new indication for use in pediatric populations are not subject to user fees.

     Another form of an NDA is the so-called "505(b)(2)" NDA, which applicants submit pursuant to Section 505(b)(2) of the FDC Act. This type of NDA permits the cross-referencing of safety and effectiveness studies that the applicant has not conducted or been granted a right of reference by the sponsor of the animal or human studies, submitted in a prior NDA or in the literature which utilized the same drug. In addition, the FDA recommends a 505(b)(2) NDA for a modification, such as a new dosage form or drug delivery form, of a previously approved drug (but not that held by the 505(b)(2) applicant), which requires more than merely bioequivalence data. This 505(b)(2) NDA is similar to a full NDA, except that, under conditions prescribed by the FDA, it may be supported in whole or in part by one or more animal and human study investigations in the originator NDA or those published in scientific literature in lieu of the applicant's clinical trials. We intend to submit this type of NDA application to market potential product line extensions or new uses of already-approved products. Payment of user fees may also be required by the FDA.

     In addition, if we submit a 505(b)(2) NDA or ANDA, the FDA will require us to certify as to any patent which covers the drug for which we seek approval. If there is a patent in existence, a certain type of certification commonly referred to as a "paragraph 4 certification," is made and proper notice to the patent holder of our intent to market the drugs is given, and the patent holder makes an infringement claim within a specified time period, then the FDA will not approve our marketing application for 30 months or until the patent litigation is resolved, whichever occurs sooner. In addition, distinct from patent considerations, approval of a generic type of ANDA could be delayed because of the existence of five or three years of marketing non-patent exclusivity afforded by the FDA for the innovator drug or 180 days of non-patent exclusivity afforded to the first applicant to submit an ANDA with a paragraph 4 certification; however, in certain proscribed cases, this non-patent exclusivity may not prevent the submission and approval of competitor applications. A patent holder can, however, sue for infringement under traditional patent law.

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

     Our third-party manufacturers must adhere to FDA regulations relating to current good manufacturing practice ("cGMP") regulations, which include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned and salvaged products. Ongoing compliance with cGMP procedures, labeling and other regulatory requirements are monitored through periodic inspections and market surveillance by state and federal agencies, including the FDA. It is also our obligation to periodically monitor the FDA compliance of our third-party manufacturers. Failure by our third-party manufacturers to comply with these rules could result in sanctions being imposed, including fines, injunctions, civil penalties, suspension or withdrawal of FDA approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. In addition, we rely upon our third-party manufacturers to provide many of the documents that we use to comply with our FDA reporting requirements for Prenate, Ponstel, Robinul, Robinul Forte and Nitrolingual Pumpspray.

     In addition, we are subject to fees under the Prescription Drug User Fee Act for new drug applications for new drug products and sNDAs for new uses, except that we may qualify for a waiver of the fee for our first new drug application. We will be responsible for paying these fees for NDAs, sNDAs and subsequent submissions, unless we receive approval from the FDA for a waiver, reduction or refund. We are also subject to regulation under other federal and state laws, including the Occupational Safety and Health Act and other environmental laws and regulations, national restrictions on technology transfer and import, export and customs regulations. In addition, some of our products that contain controlled substances, such as Protuss and Protuss-D, are subject to Drug Enforcement Administration requirements relating to storage, distribution, importation and sampling procedures. We have registered with the Drug Enforcement Administration under the Controlled Substances Act which establishes, among other things, registration, security and recordkeeping requirements. We must also comply with federal and state anti-kickback and other healthcare fraud and abuse laws.

     In addition, whether or not we obtain FDA approval, we must obtain approval of a pharmaceutical product by comparable governmental regulatory authorities in foreign countries prior to the commencement of clinical trials and subsequent marketing of such product in these countries. The approval procedure varies from country to country, and the time required may be longer or shorter than that required for FDA approval.

ORPHAN DRUG DESIGNATION

     We may request orphan drug status for some of our products under development. Orphan drug designation may be granted to those products developed to treat diseases or conditions that affect fewer than 200,000 persons in the United States or that affect more than 200,000 persons in the United States and for which there is no reasonable expectation that the cost of developing and making a drug in the United States for such disease or condition will be recovered from sales in the United States of such drug. Under the law, the developer of an orphan drug may be entitled to seven years of market exclusivity following the approval of the product by the FDA, exemption from user fee payments to the FDA and a tax credit for the amount of money spent on human clinical trials. However, we must be the first to receive FDA marketing approval to receive market exclusivity under the orphan drug statute should there be a competitor with a similar molecular entity pursuing the same intended clinical use. Although we may get market exclusivity under the Orphan Drug Act, the FDA will allow the sale of a molecularly equivalent drug which is clinically superior to or a molecular entity different from another approved orphan drug, although for the same indication, during the seven-year exclusive marketing period. It is also possible that a competitor might try to undermine any exclusivity provided by promoting a product for an off-label use that is the otherwise protected product. We cannot be sure that any of our products under development would ultimately receive orphan drug designation, or that the benefits currently provided by this designation, if we were to receive it, will not subsequently be amended or eliminated. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

BACKLOG

     As of December 31, 2001, we had no material backlog.

INSURANCE

     We maintain a product liability insurance policy. We do not maintain separate business interruption insurance, however our property and casualty insurance policy provides for payment for lost inventory and lost sales in the event of loss from damage to our property.

EMPLOYEES

     We had 195 full-time employees as of December 31, 2001, including 156 sales and marketing employees in the field and 39 in management, finance and administration. We also maintain active independent contractor relationships with various individuals with whom we have consulting agreements. We believe our employee relations are good. None of our employees is subject to a collective bargaining agreement.

ITEM 2.  PROPERTIES

     We lease a 24,300 square-foot facility in Roswell, Georgia. Our facility includes space for offices and a warehouse. This lease expires on August 31, 2003. We recently entered into a lease for a 101,120 square foot office and warehouse facility in Alpharetta, Georgia and plan to relocate to this facility in April 2002. This lease expires eight years and one month after we begin occupying the premises.

ITEM 3.  LEGAL PROCEEDINGS

     On November 7, 2001, Ethex Corporation and Ther-Rx, both Missouri corporations, filed a complaint against us in the Circuit Court of St. Louis County, Missouri. The complaint alleges that we made false and misleading statements about our Prenate products and about Ethex and Ther-Rx's products in the course of our advertising and promotion of the products in violation of the Lanham Act and under Missouri state law. The complaint seeks unspecified monetary damages and an injunction against further violations, certain corrective actions and a declaratory judgment. We plan to vigorously defend this suit. From time to time, we may become involved in routine litigation in the ordinary course of our business. Other than the claim discussed above, we are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock began trading on the Nasdaq National Market on May 31, 2000. Our trading symbol is "FHRX." The following table lists, for the periods indicated, the high and low sale prices per share for our common stock as reported on the Nasdaq National Market.

                                                               HIGH     LOW
                                                              ------   ------
2000
  Second Quarter (May 31, 2000 through June 30, 2000).......  $ 7.58   $ 5.33
  Third Quarter.............................................   12.54     6.33
  Fourth Quarter............................................   20.58     9.00

2001
  First Quarter.............................................  $19.42   $11.17
  Second Quarter............................................   21.40    12.75
  Third Quarter.............................................   26.03    19.23
  Fourth Quarter............................................   30.88    21.07

     On September 24, 2001, we completed a three-for-two stock split. The stock split was effected in the form of a stock dividend paid on September 24, 2001 to stockholders of record on September 10, 2001. The high and low sale prices per share of common stock have been retroactively adjusted to reflect the stock split.

     On March 25, 2002, the last reported sale price for our common stock on the Nasdaq National Market was $21.85 per share. As of March 21, 2002, there were approximately 166 holders of record of our common stock.

DIVIDEND POLICY

     We have not declared or paid any cash dividends since our inception. We currently intend to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our current credit facility prohibits the payment of any dividends or other distributions on any shares of our stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data is qualified by reference to and should be read in conjunction with our financial statements and the related notes and other financial information included elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data has been derived from our financial statements which have been audited by Arthur Andersen LLP, independent public accountants. These results may not be indicative of future results.

                                                                  YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------
                                                        1997     1998     1999      2000     2001(1)
                                                       ------   ------   -------   -------   -------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues.........................................  $5,558   $9,252   $18,625   $36,650   $69,290
Cost of revenues.....................................   1,137    1,903     3,140     5,436    10,354
Selling, general and administrative expense..........   4,679    6,790    12,546    24,217    38,689
Depreciation and amortization expense................      30       35       424     1,091     2,724
Research and development expense.....................      --      255       860     1,784     1,819
                                                       ------   ------   -------   -------   -------
Operating (loss) income..............................    (288)     269     1,655     4,122    15,704
  Interest expense...................................      (6)     (13)     (357)     (324)       (4)
  Interest income....................................       3        4        12       348     1,874
  Other..............................................       4       (3)        8        21         4
Benefit (provision) for income taxes.................     107     (121)     (548)   (1,660)   (6,855)
                                                       ------   ------   -------   -------   -------
Net (loss) income....................................  $ (180)  $  136   $   770   $ 2,507   $10,723
                                                       ======   ======   =======   =======   =======
Net (loss) income per share:
  Basic..............................................  $(0.02)  $ 0.01   $  0.06   $  0.15   $  0.44
                                                       ======   ======   =======   =======   =======
  Diluted............................................  $(0.02)  $ 0.01   $  0.06   $  0.13   $  0.41
                                                       ======   ======   =======   =======   =======

------------

(1) We acquired the rights to Prenate and Furadantin in August 2001 and December 2001, respectively. The results of these acquisitions are included in our operating results subsequent to the respective dates of these product acquisitions. In addition, we acquired Sular in March 2002.

                                                                    AS OF DECEMBER 31,
                                                      ----------------------------------------------
                                                       1997     1998     1999      2000       2001
                                                      ------   ------   -------   -------   --------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...........................  $  245   $  425   $   220   $14,228   $ 53,458
Total assets........................................   1,759    2,933    11,078    50,083    170,150
Total debt..........................................      --      603     3,699       221         --
Total stockholders' equity..........................     814      956     3,616    38,572    143,364

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and related financial data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report.

OVERVIEW

     We are a specialty pharmaceutical company that markets and sells brand name prescription products. We focus on the treatment of cardiovascular, obstetrical and gynecological, pediatric and gastroenterological conditions and disorders. Our strategy is to acquire or license pharmaceutical products that other companies do not actively market and that we believe have high sales growth potential, are promotion-sensitive and complement our existing products, in addition, we intend to develop new patentable formulations, use new delivery methods and seek regulatory approval for new indications of existing drugs. We may also acquire businesses with complementary products or development pipelines consistent with our therapeutic focus.

     Since 1999, we have acquired or licensed products from AstraZeneca, Aventis, Bayer, Elan, Pfizer, Sanofi-Synthelabo and Wyeth. These acquisitions have included the following: Sular, a hypertension product acquired in 2002, Furadantin, a pediatric urinary tract infection product acquired in 2001, the Prenate line of prenatal vitamins acquired in 2001, Ponstel, a product for the treatment of pain and painful menstruation acquired in 2000, Nitrolingual Pumpspray, a product for the treatment of acute angina acquired in 1999, and the Robinul line of products, an adjunctive therapy for the treatment of peptic ulcers, acquired in 1999.

IMPACT OF RECENT ACQUISITIONS

     The following discussion compares our results of operations for the years ended December 31, 2001 and December 31, 2000 as reported in our consolidated financial statements included elsewhere in this Annual Report. Our results of operations for 2001 do not include Sular and include Prenate and Furadantin only from August 20, 2001 and December 21, 2001, the respective dates on which we acquired those product lines. On March 5, 2002, we filed the Registration Statement to register 7,475,000 shares of common stock. Included in the Registration Statement is pro forma financial information which contains adjustments to our actual results of operations for 2001 to include the actual operating results of such product lines in those portions of 2001 during which we did not own such product lines, as well as certain other adjustments attributable to such acquisitions. As set forth in the following discussion, we believe that our results of operations for 2001 and the pro forma financial information is not indicative of our future operating results due to our expectations concerning the following:

     - increased revenues as a result of completed and pending acquisitions and our promotional efforts,

     - decreased overall margins as a result of lower margins on Sular,

     - increased selling, general and administrative expense related to promotional efforts for our new products,

     - increased depreciation and amortization expense due to completed and pending acquisitions,

     - increased interest expense due to the financing of the Sular acquisition with debt and

     - reduced interest income as a result of investing a portion of our cash and cash equivalents in product acquisitions.

PENDING PUBLIC OFFERING

     If completed, estimated net proceeds from the offering described in the Registration Statement would approximate $133 million based on the sale of 6,500,000 shares of common stock at the public offering price of $21.75 per share. In general, we intend to use the proceeds from this offering to repay debt incurred to purchase Sular. Further details of the risks involved with this offering, the risks in the event we are unable to complete this offering, the risks that this offering does not generate sufficient proceeds to repay outstanding debt, and the expected use of proceeds can be found in the Registration Statement.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

     Net revenues increased $32.6 million, or 89.1%, over the year ended December 31, 2000, to $69.3 million for the year ended December 31, 2001. The increase in sales for the year ended December 31, 2001 was primarily due to increased unit sales of our key products Tanafed, Robinul, Nitrolingual Pumpspray and Ponstel. According to IMS Health's National Prescription Audit Plus data, total prescriptions of Tanafed, Robinul and Robinul Forte and Ponstel increased 41.9%, 51.9% and 47.0%, respectively. While we do not report independent market data on prescriptions of Nitrolingual Pumpspray because we believe such data does not capture prescriptions from some of the non-retail channels, unit sales of Nitrolingual Pumpspray also increased substantially.

     Our operating results for the year ended December 31, 2001 include net sales of Prenate Advance and Prenate GT since August 2001. The year ended December 31, 2001 does not include any net sales of Furadantin or Sular. Prior to our acquisitions of the Prenate line, Furadantin and Sular, the Prenate line had U.S. net sales of $11.0 million for the period of January 1, 2001 through August 20, 2001, Furadantin had U.S. net sales of $4.4 million in calendar year 2001 and Sular had U.S. net sales of $45.9 million in calendar year 2001. We began to sell Nitrolingual Pumpspray in February, 2000 and Ponstel in April, 2000.

     Cost of revenues increased $4.9 million, or 90.5%, to $10.4 million for the year ended December 31, 2001 compared to $5.4 million for the year ended December 31, 2001. Gross margin for the years ended December 31, 2001 and December 31, 2000 was 85.1% and 85.2%, respectively. Gross margin for the year ended 2001 does not include the impact of Furadantin and Sular. Gross margins are expected to decrease as Sular has previously had a lower gross margin than our other products. Sular had a pro forma gross margin of 74.8% in 2001.

     Selling, general and administrative expense increased $14.5 million, or 59.8%, to $38.7 for the year ended December 31, 2001. As a percentage of net revenues, selling, general and administrative expenses were 55.8% in 2001 and 66.1% in 2000, representing our ability to leverage our selling, general and administrative expense over a larger sales base. Selling related expense increased in 2001 due to higher commission, royalty and product sampling expense as a result of increased sales and higher advertising, promotion, consulting and market research reporting costs associated with the launch of Prenate GT in September 2001. Selling expense also increased in 2001 due to additional commissions under our co-promotion agreements with PDI and Otsuka for Prenate GT and Nitrolingual Pumpspray, respectively.

     Selling expense will increase significantly as a result of the acquisitions of Sular and, to a lesser extent, Furadantin. We will incur significant training, sampling, advertising and promotion costs during the launch of these products, especially with respect to Sular during our second quarter of 2002. We also expect to incur increased expense in 2002 as a result of our planned expansion of our sales force by up to 50 persons during 2002 and our plans to enter into a co-promotional arrangement with a third party regarding Sular.

     General and administrative expense increased for the year ended December 31, 2001 due to additions to our management team and support personnel, and higher insurance costs due to increased insurance coverage. Also included in the 2001 expense were one-time charges of approximately $250,000 for severance to a departing officer as well as approximately $300,000 of lease abandonment costs incurred in connection with our move to a new facility. We recently signed a lease for a 101,000 square foot building that we plan to occupy beginning April 1, 2002 which increases the size of our facility by approximately 75,000 square feet. General and administrative expense will increase as a result of the acquisition of Sular due to increases in insurance expense and additional personnel we expect to hire during 2002.

     Depreciation and amortization expense increased $1.6 million, or 149.7%, to $2.7 million for the year ended December 31, 2001. This increase resulted from higher amortization expense related to the acquisition of Furadantin on December 21, 2001, the Prenate line on August 20, 2001, Ponstel on April 14, 2000, Cognex on June 22, 2000 and increased depreciation expense for furniture, computer equipment and leasehold improvements at the Company's corporate headquarters. Amortization expense for the year ended December 31, 2001 does not include a full year of expense for the Prenate line and Furadantin. It also does not include amortization for Sular. Amortization expense will increase significantly in 2002 and beyond due to the amortization of Sular. During early 2002, depreciation expense will increase due to the accelerated write down of leasehold improvements located in our current facility that we plan to vacate during the second quarter of 2002.

     Research and development expense increased $35,000, to $1.8 million for the year ended December 31, 2001 compared to $1.8 million for the year ended December 31, 2000. We continue to incur research and development cost associated with the development of the migraine product and the Robinul line extension. Research and development expense for 2001 does not include expenses related to the Prenate line, Furadantin and Sular. We estimate that our research and development expense through 2003 will be approximately $6.1 million due to continued development work on our proposed migraine product and Robinul line extension, planned reformulations of Prenate GT and other development initiatives.

     Interest expense was $4,000 for the year ended December 31, 2001 compared to $324,000 for the year ended December 31, 2000. At December 31, 2001, we did not have any debt outstanding. In March 2002 as part of the Sular acquisition, we incurred $127.0 million of term debt accruing interest at the Eurodollar rate plus 3.75% and $10.0 million of revolving debt accruing interest at the Eurodollar rate plus 3.25%. While these amounts remain outstanding under this credit facility, we expect our monthly expense under this credit facility to be approximately $640,000. In addition to such interest expense, we have incurred various fees and may incur additional fees in connection with this credit facility which will be recorded as interest expense during the period in which borrowings under this credit facility are expected to remain outstanding. These borrowings are expected to be repaid during the second quarter of 2002. These fees will range between $2.6 million and $5.1 million depending on the timing of the completion of our pending public offering and the retirement of the term loan as more fully described below under "Liquidity and Capital Resources". We expect to use the proceeds from our pending public offering to retire the term loan and reduce the borrowings under the revolver. If we are unsuccessful in concluding our pending public offering or another equity offering to raise funds sufficient to retire the term loan prior to its maturity date (which occurs in September 2002) and reduce the borrowings under our revolver to not more than $5.0 million, we will be required to locate other sources of financing to retire such indebtedness and would expect to incur significant additional fees for such purposes.

     Interest income was $1.9 million for the year ended December 31, 2001 compared to $348,000 for the year ended December 31, 2000. The increase was the result of interest earned on the proceeds of our follow-on offering that we completed in May 2001. We expect our interest income for 2002 to be lower due to our uses of cash for acquisitions completed during 2001 and expected to occur in 2002, and our expected use of most of the proceeds from our pending public offering to retire or reduce the amount of borrowings under our credit facility.

     Income taxes were provided for at a rate of 39.0% in 2001 compared to 39.8% in 2000. The decrease is primarily due to state income tax structuring initiatives.

YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

     Net revenues increased $18.0 million or 96.8%, over the year ended December 31, 1999, to $36.7 million for the year ended December 31, 2000. Sales of continuing products increased $6.3 million or 34.4% to $24.4 million for the year ended December 31, 2000. Sales of a discontinued product were $324,000 for the year ended December 31, 1999. The increase in sales of continuing products was primarily due to higher unit sales of Robinul, Robinul Forte and Tanafed. Sales of Nitrolingual Pumpspray, Ponstel and Cognex, were $12.2 million for the year ended December 31, 2000. We began to sell Nitrolingual Pumpspray on February 1, 2000 (under a license agreement entered into in 1999), Ponstel on April 14, 2000 and Cognex on June 22, 2000.

     Cost of revenues increased $2.3 million or 73.1%, to $5.4 million for the year ended December 31, 2000 compared to $3.1 million for the year ended December 31, 1999. Gross margin for the year ended December 31, 2000 was 85.2% compared to 83.1% for the year ended December 31, 1999. This increase resulted primarily from increased sales of Robinul and Robinul Forte, which have higher margins than our other products, as well as sales of the newly acquired Cognex and Ponstel products, which also have higher margins.

     Selling, general and administrative expense increased $11.7 million, or 93.0%, to $24.2 million for the year ended December 31, 2000. Selling expense increased due to expansion of our sales force, higher commission expense due to increased sales, increased marketing and promotional expense due to promotional campaigns for new products, increased sampling of our products, increased training expense for new and existing sales representatives and other market research activities. Royalty expense increased due to increased sales of Robinul, Robinul Forte and Zebutal and royalties on sales of Nitrolingual Pumpspray and Tanafed. There was no comparable royalty expense on Tanafed sales in 1999.

     General and administrative expense increased due to additions to our management team and support personnel in our corporate office, higher insurance costs due to increased insurance coverage, higher professional fees related to our public reporting requirements, and higher consulting costs.

     Depreciation and amortization expense increased $667,000 or 157.3% to $1.1 million for the year ended December 31, 2000. This increase resulted from higher amortization expense related to the acquisition of Robinul and Robinul Forte in January 1999, Ponstel on April 14, 2000 and Cognex on June 22, 2000, and increased depreciation expense for furniture, computer equipment and leasehold improvements at our corporate headquarters.

     Research and development expense increased $924,000, or 107.4% to $1.8 million for the year ended December 31, 2000. This increase resulted from continued development of FHPC 01, our migraine product under development, and the Robinul line extension. In addition, on May 3, 2000, we amended the payment terms under our Collaboration Agreement with Inpharmakon Corporation relating to the development of FHPC 01. Under the amended terms, we paid a $200,000 fee to Inpharmakon upon completion of our initial public offering.

     Interest expense decreased $33,000, or 9.2%, to $324,000 for the year ended December 31, 2000.

     Interest income was $348,000 for the year ended December 31, 2000 compared to $12,000 for the year ended December 31, 1999. The increase was the result of interest earned on the remaining proceeds from our initial public offering which was completed in May 2000.

     Income taxes were provided for in the amount of $1.7 million at a rate of 39.8% in 2000 compared to $548,000 at a rate of 41.6% in 1999. The decreased rate is primarily due to state income tax structuring initiatives.

LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity requirements arise from debt service, working capital requirements and funding of acquisitions. We have met these cash requirements through cash from operations, proceeds from our line of credit, borrowings for product acquisitions and the issuance of common stock.

     Our cash and cash equivalents were $220,000, $14.2 million and $53.5 million at December 31, 1999, 2000 and 2001, respectively. Net cash provided by operating activities for the years ended December 31, 1999, 2000 and 2001 was $1.0 million, $3.3 million and $24.0 million, respectively. The sources of cash primarily resulted from net income plus non-cash expense and increased accounts payable and accrued expense, partially offset by increases in accounts receivable and inventories. In 2001, our tax liability was reduced by $8.9 million due to the exercise of non-qualified stock options by employees. Our purchase of inventory impacts our liquidity. During 2002, we expect to invest cash in the purchase of inventory for our recently acquired product lines and expect we will also experience growth in our accounts receivable as we begin to sell these products which are new to us. We believe that our cash on hand, cash we expect to generate from our operations and availability under our revolving credit facility will be sufficient to fund these working capital requirements. While some of our supply agreements contain minimum purchase requirements, these minimum purchase requirements are not material to us as in each case our requirements for inventory substantially exceed such minimum purchase requirements. We expect to use significant cash for operating activities in the future in connection with our development activities. We have estimated that our research and development expenses through 2003 will be approximately $6.1 million due to continued development work on our proposed migraine product and Robinul line extension, planned reformulations of Prenate GT and other development initiatives.

     Net cash used in investing activities for the years ended December 31, 1999, 2000 and 2001 was $4.2 million, $17.1 million and $69.4 million, respectively. In 1999 we purchased the rights to market Robinul and Robinul Forte for $4.0 million in cash with an additional $1.8 million financed by the seller, which we paid off in January 2001. In April 2000, we purchased the rights to market Ponstel for $13.0 million. In June 2000, we purchased the rights to market Cognex for $3.5 million in cash. In August 2001, we purchased the Prenate line from Sanofi-Synthelabo for $51.9 million in cash. In December 2001, we purchased Furadantin and completed a supply agreement from Elan for $16.0 million in cash. In addition, we purchased $186,000, $547,000, and $191,000 of property and equipment in the years ended December 31, 1999, 2000 and 2001, respectively.

     Net cash provided by financing activities for the years ended December 31, 1999, 2000 and 2001 was $3.0 million, $27.8 million and $84.6 million, respectively. During 1999, we borrowed $4.0 million and incurred indebtedness of $1.8 million for the purchase of intangible assets. In 1999, we also made payments of $1.2 million on long-term debt and had a net increase of $197,000 on our revolving line of credit. The primary source of cash in 2000 was from our initial public offering and the exercise of stock options that provided net proceeds of $31.3 million offset by payment on the revolving loan agreement of $800,000 and a net repayment of debt of $2.7 million. For 2001, the source for cash was the Company's follow-on offering and the exercise of stock options by employees that together provided net proceeds of $84.8 million offset by a payment of long-term debt of $221,000.

     In January 1999, we borrowed $2.4 million under a term loan with LaSalle Bank. The term loan bore an interest rate at our choice of either the bank's prime rate or LIBOR plus 2%. On April 14, 2000, the credit facility was further amended to include bridge financing of up to $13.0 million to finance product acquisitions. On April 14, 2000, we borrowed $9.5 million under this bridge loan for the purchase of Ponstel. Borrowings under the bridge loan bore interest at our choice of the bank's prime rate or LIBOR plus 1.5%. On June 5, 2000, the outstanding balance under this term loan and bridge loan were paid with proceeds from our initial public offering. On April 14, 2000, we issued a promissory note to Pfizer evidencing $3.5 million of the purchase price of Ponstel. This promissory note was interest free. We paid this promissory note in full with proceeds from the initial public offering.

     On March 5, 2002, we entered into a credit agreement for a senior secured credit facility arranged by Deutsche Banc Alex. Brown Inc. for $152.0 million consisting of a $127.0 million term loan and a $25.0 million revolving loan to fund the purchase of Sular and our working capital requirements. Borrowings under the term loan bear interest at our option at the base rate in effect from time to time plus an applicable margin or the Eurodollar rate, plus an applicable margin. The actual interest rate on the term loan approximates 5.66% based on current Eurodollar rates. The term loan matures in September 2002. We are required to apply our net proceeds from any equity or debt financing, sale of assets and certain other events to repayment of the term loan. Borrowings under the revolving loan bear interest at our option at the base rate in effect from time to time plus an applicable margin or the Eurodollar rate, plus an applicable margin. The actual interest rate on the revolving loan approximates 5.16% based on current Eurodollar rates. The revolving loan matures in March 2005, provided that, in the event the term loan is not repaid in full from the proceeds of one or more stock offerings or other junior financing, on or prior to the term loan maturity date, then the revolving loan will mature on the same date as the term loan. We intend to retire the term loan and reduce borrowings under the revolving loan with the proceeds from our pending public offering. We are required to reduce our borrowings under the revolving loan facility to not more than $5.0 million concurrently with our retirement of the term loan. However, we may thereafter draw the funds under the revolving facility in accordance with its terms.

     In addition to the interest described above, our interest expense while the credit facility is outstanding will include the amortization, over the expected life of the facility, of approximately $2.5 million of financing fees, $1.2 million of which was paid in connection with our entering into the definitive agreement to acquire Sular and $1.3 million which we paid at the time of our acquisition of Sular. In addition, if we are unable to retire the term loan facility prior to certain dates specified in the loan commitment, we will be required to pay additional fees ranging from approximately $800,000 if such term loan has not been retired by May 1, 2002 to an aggregate of approximately $2.5 million if such term loan facility has not been retired by August 6, 2002. Other fees payable by us under such credit facility include an annual administrative fee of $100,000, a commitment fee of 0.75% per annum of the total facility from January 28, 2002 until March 6, 2002 and a fee of 0.75% (0.50% after retirement of the term loan) of the unused portion of the revolving loan facility.

     This credit facility contains various restrictive covenants, including covenants relative to maintaining financial ratios and earnings, limitations on acquisitions, dispositions and capital expenditures, limitations on incurring additional indebtedness and a prohibition on payment of dividends and other payments on our common stock. In addition, we are required to raise net proceeds of at least $30.0 million from an equity financing by June 2002 and apply such net proceeds to repayment of the term loan.

     We intend to use the net proceeds from our pending public offering to retire the term loan and reduce the outstanding balance under our revolving loan to not more than $5.0 million. Assuming we do not use our existing cash to repay any of these borrowings, we estimate that this will require net proceeds of not less than $132.0 million to retire the $127.0 million of indebtedness outstanding under the term loan and repay $5.0 million of the $10.0 million indebtedness outstanding under the revolving loan. To the extent we draw additional funds under the revolving loan to satisfy our liquidity requirements pending completion of this offering, we will be required to raise additional funds to comply with the requirements of our senior secured credit facility.

     Assuming that we are able to successfully complete our pending public offering and raise net proceeds sufficient to retire the term loan and reduce the indebtedness outstanding under the revolving loan to not more than $5.0 million, management believes that our cash and cash equivalents, cash to be generated from operations and the revolving credit facility under our senior secured credit facility will be adequate to fund our current working capital requirements for at least the next 12 months. However, in the event that we make significant acquisitions in the future, we may be required to raise additional funds through additional borrowings or the issuance of debt or equity securities.

     If we are unable to successfully complete our pending public offering and raise net proceeds sufficient to retire the term loan and reduce the indebtedness outstanding under the revolving loan to not more than $5.0 million, we will be required to locate other means to repay or refinance the indebtedness then outstanding under our senior secured credit facility. We do not currently have a commitment or other means to repay or refinance such facility and we can provide no assurances that we will be able to refinance or repay such facility on acceptable terms, if at all.

INFLATION

     We have experienced only moderate price increases under our agreements with third-party manufacturers as a result of raw material and labor price increases. We have generally passed these price increases along to our customers.

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

CRITICAL ACCOUNTING POLICIES

     We view our critical accounting policies to be those policies which are very important to the portrayal of our financial condition and results of operations, and require management's most difficult, complex or subjective judgments. The circumstances that make these judgments difficult or complex relate to the need for management to make estimates about the effect of matters that are inherently uncertain. We believe our critical accounting policies to be as follows:

     - Allowance for doubtful accounts. We are required to estimate the level of accounts receivable recorded in our balance sheet which will ultimately not be paid. Among other things, this assessment requires analysis of the financial strength of our customers, which can be highly subjective, particularly in the recent difficult general economic environment. Our policy is to estimate bad debt expense based on prior experience supplemented by a periodic customer specific review when needed.

     - Sales deductions. We provide volume rebates, contractual price reductions with drug wholesalers and insurance companies, and certain other sales related deductions on a regular basis. The exact level of these deductions is not always immediately known and thus we must record an estimate at the time of sale. Our estimates are based on historical experience with similar programs, and since we have a relatively small customer base, customer specific historical experience is often useful in determining the estimated level of deductions expected to be refunded to our customers when sales incentives are offered.

     - Product returns. In the pharmaceutical industry, customers are normally granted the right to return product for a refund if the product has not been used prior to its expiration date, which is typically two to three years from the date of manufacture. Management is required to estimate the level of sales which will ultimately be returned pursuant to our return policy, and record a related reserve at the time of sale. These amounts are deducted from our gross sales to determine our net revenues. Our estimates take into consideration historical returns of a given product, all of which have been on the market for many years, product specific information provided by our customers and information obtained from independent sources regarding the levels of inventory being held by our customers, as well as overall purchasing patterns by our customers.

     - Intangible assets. When we acquire the rights to manufacture and sell a product, we record the cash purchase price, along with the value of the product related liabilities we assume, as intangible assets. We use the assistance of valuation experts to help us allocate the purchase price to the fair value of the various intangible assets we have acquired. Then, we must estimate the economic useful life of each of these intangible assets in order to amortize their cost as an expense in our statement of operations over the estimated economic useful life of the related asset. The factors that drive the actual economic useful life of a pharmaceutical product are inherently uncertain, and include patent protection, physician loyalty and prescribing patterns, competition by products prescribed for similar indications, future introductions of competing products not yet FDA approved, the impact of promotional efforts and many other issues. We use all of these factors in initially estimating the economic useful lives of our products, and we also continuously monitor these factors for indications of appropriate revisions. See also "Recent Accounting Pronouncements" where we discuss the adoption of SFAS No. 142 in 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations". SFAS No. 141 eliminates the pooling-of-interest method of accounting for business combinations. SFAS No. 141 is effective for any business combination completed after June 30, 2001. Management believes that the application of the provisions of SFAS No. 141 will not have a material impact on our financial position or results of operations.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. SFAS No. 142 also establishes a new method of testing goodwill and other intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of that goodwill or other intangible asset below its carrying value. The amortization provisions of SFAS No. 142 apply to goodwill and other intangible assets acquired after June 30, 2001. Management believes that the application of the provisions of SFAS No. 142 will not have a material impact on our financial condition or results of operations.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for financial periods after January 1, 2002. Management believes that the application of the provisions of SFAS No. 144 will not have a material impact on our financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     Our operating results and cash flows are subject to fluctuations from changes in foreign currency exchange rates and interest rates. Our purchases of Nitrolingual Pumpspray under our agreement with Pohl-Boskamp are made in Euros. Our purchases of Sular product inventory from Bayer will be made in Euros. In addition, sales of Cognex are recognized in the foreign currencies of the respective European countries in which it is sold. While the effect of foreign currency translations has not been material to our results of operations to date, currency translations on export sales or import purchases could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies.

     In connection with borrowings incurred under the senior secured credit facility arranged by Deutsche Banc Alex. Brown Inc., we will experience market risk with respect to changes in the general level of the interest rates and its effect upon our interest expense. Borrowings under this facility bear interest at variable rates. Because such rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, our present exposure to interest rate fluctuations is primarily dependent on rate changes that may occur while the senior secured credit facility is outstanding.

FORWARD-LOOKING STATEMENTS

     This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

     Forward-looking statements can be identified by the use of forward-looking words such as "believes," "expects," "hopes" "may," "will," "plan," "intends," "estimates," "could," "should," "would," "continue," "seeks," "pro forma" or "anticipates," or other similar words (including their use in the negative), or by discussions of future matters such as the development of new products, technology enhancements, possible changes in legislation and other statements that are not historical. These statements include but are not limited to statements under the captions "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as other sections in this Annual Report.

     Such statements include, but are not limited to the following: (i) our ability to acquire or license products, (ii) our ability to develop new formulations, use new delivery methods and seek regulatory approval for new indications of existing drugs, (iii) our ability to acquire other businesses,
(iv) that Sular and Furadantin will complement existing products, (v) the success of our launch plans for Sular, (vi) our ability to increase and realign our sales force size and increase the promotional reach for Sular, (vii) our ability to enter into agreements with third-party sales organizations to co-promote our products including Sular, (viii) our ability to implement successful sales force training and marketing plans for Sular, (ix) our ability to increase sales of Sular, Furadantin and Prenate and the effects of the Prenate, Furantin and Sular acquisitions on our operations and financial statements, (x) timely supply to us of Ponstel by our new contract manufacturer,
(xi) our ability to obtain regulatory approval for our migraine development product and Robinul line extension, (xii) the expected cost of development for these products, (xiii) our ability to defend and enforce intellectual property rights, (xiv) future amortization and depreciation, research and development, and interest expense, (xv) our ability to satisfy our working capital requirements, (xvi) our ability to repay our debt in a timely manner prior to incurring expensive fees and interest, (xvii) our ability to repay all or a portion of our debt with the proceeds from our pending public offering, (xviii) timing of fees and interest due on our debt and (xix) the adequacy of the current supply of Ponstel.

     Such forward-looking statements involve uncertainties and other factors, including those described in the "Risk Factors" section of the Registration Statement under the headings: "We expect our operating results to be substantially dependent upon our results of operations for Sular, and any factor adversely affecting sales of Sular could have a material adverse effect on our sales and profits," "We may have difficulty maintaining or increasing sales of Sular, Prenate and Furadantin and successfully integrating these products into our business," "The costs we may incur to sell our new products may be disproportionately high relative to their expected revenues," "The potential growth rate for Sular may be limited by slower growth for the class of drugs to which Sular belongs," "We have no experience selling Sular, have only limited experience selling Furadantin and the Prenate products and there is no established market for Prenate GT," "The regulatory status of prenatal vitamins may make Prenate products subject to increased competition," "Our level of debt could reduce our growth and profitability," "If we are unable to timely and successfully complete this offering, we will incur additional expenses, may be required to enter into unfavorable financing arrangements, and may have insufficient liquidity to execute our business strategy," "Our growth will suffer if we do not acquire rights to new products and integrate them successfully," "We depend entirely on third parties to manufacture our products," "We may encounter interruptions in our supply of Ponstel," "We may encounter interruptions in our supply of Furadantin," "Our existing supply agreements may prohibit us from entering into potentially more favorable supply relationships with others," "Part of our growth strategy is to acquire businesses which subjects us to additional risks," "We face competition from generic products that could lower prices and unit sales," "Strong competition exists for our products, and competitors have introduced new products and therapies that could make our products obsolete," "A small number of customers account for a large portion of our sales and the loss of one of them, or changes in their purchasing patterns, could result in reduced sales," "If our products under development fail in clinical studies or if we fail or encounter difficulties in obtaining regulatory approval for new products or new uses of existing products, we will have expended significant resources for no return," "We or third parties may violate government regulations," "If third-party payors do not adequately reimburse patients for our products, doctors may not prescribe them," "We depend on highly trained management, and we may not be able to keep current management or hire qualified management in the future," "Product liability claims and product recalls could limit our ability to sell products," "We expect to require additional funding and if we cannot obtain it, our sales, profits, acquisitions and development projects could suffer," "Competitors could offer a product competitive with Sular," "If we do not secure or enforce our patents or other intellectual property rights, we could encounter increased competition that could adversely affect our operating results," "Our products could infringe the intellectual property rights of third parties, which could require us to pay license fees or defend litigation that could be expensive or prevent us from selling products," "The regulatory status of some of our products makes these products subject to increased competition and other risks," "We face risks under one of our development agreements because the other party to the agreement is a related party," "Pohl-Boskamp can terminate our rights to Nitrolingual," "We have no experience selling products in other countries," "There is uncertainty concerning our continued use of Arthur Andersen LLP as our outside auditor" and "There is uncertainty concerning stockholder approval to increase our authorized common stock." We do not undertake to update our forward-looking statements to reflect future events or circumstances.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth at the pages indicated in Item 14(a) below.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Our directors and executive officers are as follows:

NAME                                        AGE                    POSITION
----                                        ---                    --------
Mahendra G. Shah, Ph.D.(1)................  57    Chairman of the Board, Chief Executive
                                                    Officer and President
Balaji Venkataraman.......................  35    Executive Vice President, Chief Financial
                                                    Officer, Chief Operating Officer and
                                                    Secretary
Christopher D. Offen......................  53    Executive Vice President and Chief
                                                    Commercial Officer
Robert D. Godfrey, Jr.....................  39    Senior Vice President of Sales and Sales
                                                    Operations
William G. Campbell.......................  46    Vice President of Administration,
                                                  Controller and Treasurer
Andrew D. Shales..........................  40    Vice President of Marketing
Michael A. Leone..........................  45    Vice President of Sales
Jerry N. Ellis(2).........................  64    Director
John N. Kapoor, Ph.D......................  58    Director
Pierre Lapalme(2)(3)......................  61    Director
Jon S. Saxe(2)(3).........................  65    Director

------------

(1) Member of Stock Option Subcommittee.
(2) Member of the Audit Committee.
(3) Member of the Compensation Committee.

     Mahendra G. Shah, Ph.D. is the Chairman of the Board, Chief Executive Officer and President. Dr. Shah has been a director since 1993, and his present term as director will expire at the annual meeting of stockholders to be held in 2004. Dr. Shah became Chief Executive Officer in October 1999 and President in January 2002. From 1991 to 2000, he was a Vice President of EJ Financial Enterprises, Inc., which manages a fund that invests in healthcare companies. From 1996 to the present, he has been the President of Protomed Pharmaceuticals, Inc., which is a privately-held drug development company. From 1987 to 1991, he was the senior director of new business development with Fujisawa USA, Inc. Prior to that, he worked in various scientific and management positions with Schering-Plough and Bristol-Myers Squibb Company. He serves on the board of Structural Bioinformatics Inc. and Introgen Therapeutics. He was previously Chairman of Inpharmakon Corporation. Dr. Shah received a Ph.D. degree in Industrial Pharmacy from St. John's University. EJ Financial Enterprises, Inc. is the managing general partner of Kapoor-Pharma Investments, L.P., our largest stockholder.

     Balaji Venkataraman has been the Vice President and Chief Financial Officer since November 1999. He was appointed as Executive Vice President and Secretary in January 2001 and Chief Operating Officer in January 2002. Between August 1998 and September 1999, he was our Vice President of Corporate Development and Strategic Planning. He also served as a consultant to us during his employment as the Director of Strategic Planning at EJ Financial Enterprises, Inc. from September 1997 to August 1998. From 1995 to 1997, he was Associate, Licensing and New Business Start-up, at the University of Pennsylvania Center for Technology Transfer. From 1994 to 1995, he was the Marketing Manager at Curative Technologies Inc., a wound care services company. From 1993 to 1994, he was a Technical Sales Representative for

Millipore Corporation. From 1991 to 1993, he was the Senior Research Chemist at Scios Inc. He has also held product management and finance positions at Schering Plough and Pfizer, Inc. Mr. Venkataraman received an M.S. degree in Organic Chemistry from Case Western Reserve University and an M.B.A. degree from the Wharton School of Business at the University of Pennsylvania.

     Christopher D. Offen was appointed Vice President and Chief Commercial Officer in January 2001 and Executive Vice President in January 2002. Prior to joining us, from 2000 to 2001, Mr. Offen was Senior Vice President and Managing Director at A.M. Pappas & Associates, an international life science venture capital company. From 1991 through 1999, Mr. Offen was Senior Vice President of Commercial Operations, Vice President of Business Development and Vice President of Marketing of Solvay Pharmaceutical, Inc. From 1971 to 1991, Mr. Offen worked at Burroughs Wellcome Co. (now GlaxoSmithKline). Mr. Offen attended the Advanced Executive Program at the Kellogg School of Business at Northwestern University, received an M.B.A. degree from George Mason University concentrating in Marketing/Management and a B.S. degree in Pre-Medicine from The Catholic University of America.

     Robert D. Godfrey, Jr. was appointed as Vice President of Sales in 1998 and Senior Vice President of Sales and Sales Operations in January 2002. He served as the National Sales Manager between 1996 and 1998. He began his career with us in 1992 as a Sales Representative for the Jacksonville, Florida territory and was promoted in 1994 to District Manager of the entire Florida sales territory. At that time, in addition to his managerial responsibilities, he continued to promote our products to physicians and pharmacies until 1995. Prior to his career with us, Mr. Godfrey was a market research consultant with MGT Information Systems. Mr. Godfrey received an M.B.A. degree and a B.S. degree in Marketing from Jacksonville University.

     William G. Campbell was appointed as Controller and Treasurer in 1998 and Vice President of Administration in January 2002. Prior to joining us, from 1995 to 1998, Mr. Campbell was the Controller/Chief Financial Officer of DialysisAmerica, Inc. He was the Associate Administrator/Chief Financial Officer of Stringfellow Memorial Hospital from 1993 to 1995, and from 1989 to 1993, he was the Director of Budgets, Costs and Reimbursement at Grady Memorial Hospital. His prior professional experience also includes a number of for-profit and not-for-profit consulting, big five public accounting, governmental auditing and internal audit positions. Mr. Campbell is a Certified Public Accountant and received a B.A. degree in Accounting from Walsh College of Accountancy and Business Administration and an M.B.A. degree in Accounting from Kennesaw State College.

     Andrew D. Shales was appointed as Vice President of Marketing in May 2001. From 1997 to May 2001, Mr. Shales held various marketing managerial positions at UCB Pharma, Inc., a global, research-based pharmaceutical company headquartered in Brussels, Belgium. From 1996 to 1997, Mr. Shales directed the marketing of products in the cardiovascular and obesity markets while working at Medeva Pharmaceutical, Inc. Mr. Shales started his career at Solvay Pharmaceuticals, Inc. as a sales representative and also worked as a Market Research Analyst and Product Manager. Mr. Shales graduated from King's College in Wilkes-Barre, Pennsylvania with a B.A. degree in Psychology.

     Michael A. Leone was appointed as Vice President of Sales in January 2002. From 1999 to 2000, Mr. Leone was a consultant to a number of biotechnology and pharmaceutical firms, creating strategically aligned sales and managed care organizations and developing customer focused strategies for those organizations. From 1977 to 1999, Mr. Leone worked at E.R. Squibb & Sons, Inc. and Bristol-Myers Squibb Company in positions of increasing responsibility including National Accounts Director, Regional Business Director, and National Director, Federal and Institutional Sales. Mr. Leone received a B.S. degree in Biology from the University of South Florida.

     Jerry N. Ellis was elected a director in November 2000. His term as director will expire at the annual meeting of stockholders to be held in 2003. Mr. Ellis has over thirty years of auditing and accounting experience. From 1994 to 2000, Mr. Ellis was a consultant to Arthur Andersen LLP for services focusing on international auditing, audit committee practices, business risk management and training. From 1973 to 1994, he was a partner at Arthur Andersen in their Dallas, Madrid and Chicago offices. From 1962 to 1973, Mr. Ellis was an auditor at Arthur Andersen. Mr. Ellis is a director of Akorn, Inc. and an Adjunct Professor of Advanced Auditing at the University of Iowa. Mr. Ellis is a Certified Public Accountant and received B.B.A. and M.B.A. degrees from the University of Iowa.

     John N. Kapoor, Ph.D. has been one of our directors since 1996, and his present term as director will expire at the annual meeting of stockholders to be held in 2003. Dr. Kapoor has over twenty years of experience in the healthcare field through his ownership and management of healthcare-related businesses. In 1990, Dr. Kapoor founded Kapoor-Pharma Investments, L.P., our largest stockholder, and its managing partner, EJ Financial Enterprises, Inc., of which he is the president and sole stockholder. EJ Financial provides general funds and strategic advice to healthcare businesses. Dr. Kapoor is the Chairman of Optioncare, Inc., Akorn, Inc., Introgen Therapeutics, Inc. and Neopharm, Inc. Dr. Kapoor is a Chairman of several private companies and a director of several other private companies. Dr. Kapoor received a B.S. degree from Bombay University and a Ph.D. in Medicinal Chemistry from the State University of New York.

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

     Pierre Lapalme was elected a director in April 2000. His term as director will expire at the annual meeting of the stockholders to be held in 2002. Mr. Lapalme has served as the President and Chief Executive Officer of Ethypharm Inc. (North America), a global drug delivery systems company, since 1997. He is non-executive Chairman of the Board of DiagnoCure Inc., a biopharmaceutical company specializing in the development and marketing of products aimed at the diagnosis and treatment of genito-urinary cancers. He is a director of Ferring Canada Inc., a global pharmaceutical company, and Biovet Inc., a greater-Montreal based veterinary product company. He is a former member of the Board of the National Pharmaceutical Council U.S.A. and of the Pharmaceutical Manufacturers Association of Canada (PMAC). From 1979 to 1990, Mr. Lapalme was Chief Executive Officer and President of Rhone-Poulenc Canada Inc. and Rhone-Poulenc Pharmaceuticals North America. He was appointed Senior Vice President and General Manager Rhone-Poulenc Rorer North America in 1990 and served in that position until 1994. Mr. Lapalme attended the University of Western Ontario and INSEAD France.

     Jon S. Saxe was elected a director in January 2000. His term as director will expire at the annual meeting of stockholders to be held in 2004. He also serves as a director of Protein Design Labs, Inc. Mr. Saxe served as President of Protein Design Labs, Inc. from January 1995 to May 1999. In addition, he is a director of Protein Design Labs, Inc., Questcor Pharmaceuticals Inc., Incyte Genomics Inc., ID Biomedical Corporation, Insite Vision, SciClone Pharmaceuti-cals, Inc. and is Chairman of Point Biomedical Corporation and Iconix Pharmaceuticals. Mr. Saxe served as President of Saxe Associates, a biotechnology consulting firm, from May 1993 to December 1994 and is currently a Principal. He served as the President, Chief Executive Officer and a director of Synergen, Inc., a biopharmaceutical company, from October 1989 to April 1993. Mr. Saxe served in various positions including Vice President of Licensing and Corporate Development and Head of the Patent Law Department for Hoffmann-LaRoche, Inc. from 1960 through 1989. Mr. Saxe received a B.S. Ch.E. degree from Carnegie-Mellon University, a J.D. degree from George Washington University School of Law and an L.L.M. degree from New York University School of Law.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers, directors and 10% stockholders to file reports regarding initial ownership and changes in ownership with the Securities and Exchange Commission and the Nasdaq Stock Market. Executive officers, directors and 10% stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of forms filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Exchange Act or written representations from reporting persons, we believe that with respect to 2001, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with other than the following: The Form 4 reporting Brent Dixon's December 2001 sale of 25,000 shares of common stock and gift of 200,000 shares of common stock was filed late and the Form 4 reporting Kapoor-Pharma Investments, L.P.'s December 2001 distribution of shares of common stock to its partners was filed late.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders under the heading "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders under the heading "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of this report:

(1)  Financial Statements
                                                                   40
     Report of Independent Public Accountants....................
                                                                   41
     Consolidated Balance Sheets as of December 31, 2000 and
     2001........................................................
                                                                   42
     Consolidated Statements of Operations for the years ended
     December 31, 1999, 2000 and 2001............................
                                                                   43
     Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1999, 2000, and 2001...............
                                                                   44
     Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 2000, and 2001...........................
                                                                   45
     Notes to Consolidated Financial Statements..................

(2)  Financial Statement Schedule
                                                                   63
     Report of Independent Public Accountants....................
                                                                   64
     Valuation and Qualifying Accounts...........................
     All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto

     (3) The following Exhibits are filed herewith or incorporated herein by reference.

 EXHIBIT
  NUMBER                                  DESCRIPTION
 -------                                  -----------
     *3.1    --   Restated Certificate of Incorporation of the Registrant
     *3.2    --   Amended and Restated Bylaws of the Registrant
     *4.1    --   Form of Stock Certificate
 ++***4.2    --   Credit Agreement dated as of March 5, 2002 among the
                  Registrant, Various Lenders, Bank of America, N.A. as
                  Syndicate Agent, LaSalle Bank National Association as
                  Documentation Agent and Bankers Trust Company, as
                  Administrative Agent
     *4.6    --   Reimbursement Agreement dated April 14, 2000 between the
                  Registrant and Kapoor Children's 1992 Trust
    *10.1    --   1997 Non-Qualified Stock Option Plan
    *10.2    --   2000 Stock Plan
    *10.3    --   Form of Nonqualified Stock Option Agreement
    *10.4    --   Form of Employment Agreement dated as of January 1, 2000
                  between the Registrant and Certain of its Executive Officers
  ***10.5    --   Form of Employment Agreement dated as of January 21, 2002
                  between the Registrant and its Executive Officers.
   **10.6    --   Amendment to Employment Agreement dated January 22, 2001
                  between the Registrant and its Executive Officers

 EXHIBIT
  NUMBER                                  DESCRIPTION
 -------                                  -----------
    *10.7    --   Convertible Term Loan Note dated January 11, 1999 made by
                  the Registrant for the Benefit of Kapoor Pharma Investments,
                  L.P., as Amended by Amendment No. 1 to the Convertible Term
                  Note dated January 11, 1999 made by the Registrant for the
                  Benefit of Kapoor Pharma Investments, L.P.
    *10.8    --   Convertible Term Note Agreement dated January 11, 1999
                  between the Registrant and Kapoor Pharma Investments, L.P., as Amended by Amendment No. 1 to the Convertible Term Note
                  dated January 11, 1999 made by the Registrant for the
                  Benefit of Kapoor Pharma Investments, L.P.
    *10.9    --   Lease Agreement Dated June 28, 1998 between the Registrant and Asc North Fulton Associates Joint Venture
  ***10.10   --   Lease Agreement dated December 31, 2001 between the
                  Registrant and Castle Investment Company, Inc.
   *+10.11   --   Development and Supply Agreement dated March 25, 1999
                  between the Registrant and Penwest Pharmaceuticals Co.
   *+10.12   --   Collaboration Agreement dated October 31, 1998 between the
                  Registrant and Inpharmakon Corporation
   *+10.13   --   Exclusive Patent License Agreement dated January 1, 2000
                  between the Registrant and Jame Fine Chemicals, Inc.
   *+10.14   --   Exclusive Distribution Agreement dated January 1, 1996
                  between the Registrant and Unisource, Inc.
   *+10.15   --   Manufacturing and Supply Agreement dated April 23, 1999
                  between the Registrant and Mikart, Inc.
   *+10.16   --   Product Supply Agreement dated January 29, 1999 between the
                  Registrant and American Home Products Corporation
   *+10.17   --   License Agreement dated January 29, 1999 between the
                  Registrant and American Home Products Corporation
   *+10.18   --   Distribution Agreement dated July 22, 1999 between the
                  Registrant and G. Pohl-Boskamp GmbH & Co.
    *10.19   --   Form of Indemnity Agreement between the Registrant and its
                  Directors and Executive Officers
   *+10.20   --   Asset Purchase Agreement dated April 10, 2000 between the
                  Registrant and Warner-Lambert Company
   *+10.21   --   Supply Agreement dated April 14, 2000 between the Registrant and Warner-Lambert Company
   *+10.22   --   Asset Purchase Agreement dated April 14, 2000 between the
                  Registrant and Warner-Lambert Company
    *10.23   --   Amendment No. 1 to the Product Development and Supply
                  Agreement, dated May 3, 2000 between the Registrant and
                  Penwest Pharmaceuticals Co.
    *10.24   --   Amendment to the Collaboration Agreement, dated May 3, 2000 between the Registrant and Inpharmakon Corporation
   ++10.25   --   Asset Purchase Agreement dated July 27, 2001 between the
                  Registrant and Sanofi-Synthelabo, Inc.
   ++10.26   --   Supply Agreement dated May 3, 2001 between
                  Sanofi-Synthelabo, Inc. and Banner Pharmacaps Inc.
   ++10.27   --   Manufacturing and Supply Agreement dated as of October 1,
                  1999 between Sanofi-Synthelabo, Inc. and Patheon, Inc.

 EXHIBIT
  NUMBER                                  DESCRIPTION
 -------                                  -----------
  +++10.28   --   Manufacturing and Supply Agreement dated January 21, 2001
                  between the Registrant and Mikart, Inc.
  ***10.29   --   Mutual Release Agreement dated as of December 19, 2001
                  between the Registrant and R. Brent Dixon
  ***10.30   --   Letter of Separation of Employment dated December 18, 2001 between the Registrant and R. Brent Dixon
  +++10.31   --   Asset Purchase Agreement by and between the Registrant and
                  Dura Pharmaceuticals, Inc. dated as of December 21, 2001
 ++++10.32   --   Supply Agreement between the Registrant and Dura
                  Pharmaceuticals, Inc. dated December 21, 2001
+****10.33   --   Asset Purchase Agreement between the Registrant and
                  AstraZeneca UK Limited dated February 12, 2002
+****10.34   --   Distributorship Agreement between the Registrant and Bayer
                  AG dated December 12, 2001
  ***10.35   --   Trademark Purchase and Assignment Agreement by and between the Registrant and Bayer Aktiengellschaft dated as of
                  December 13, 2001
  ***10.36   --   First Amendment to Asset Purchase Agreement dated January
                  17, 2002 between the Registrant and Sanofi-Synthelabo, Inc.
+****10.34   --   Distributorship Agreement between the Registrant and Bayer
                  AG dated December 12, 2001
  ***10.35   --   Trademark Purchase and Assignment Agreement by and between the Registrant and Bayer Aktiengellschaft dated as of
                  December 13, 2001
  ***10.36   --   First Amendment to Asset Purchase Agreement dated January
                  17, 2002 between the Registrant and Sanofi-Synthelabo Inc.
+****10.37   --   Exclusive Distribution Agreement effective as of December
                  18, 1998 between the Registrant and Unisource, Inc.
     21      --   Subsidiary of the Registrant
     23      --   Consent of Arthur Andersen LLP

------------

     * Incorporated by reference from the Registrant's Form S-1 (Commission File No. 333-30764).
   ** Incorporated by reference from the Registrant's Form S-1 (Commission File
      No. 333-56954).
  *** Incorporated by reference from the Registrant's Form S-1 (Commission File
      No. 333-83698).
+**** Incorporated by reference from the Registrant's Form S-1 (Commission File
      No. 333-83698). The Registrant has requested confidential treatment for certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended.
     + Confidential treatment was granted for certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended.
   ++ Incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30, 2001 (Commission File No. 000-30123). The Company has requested confidential treatment of portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.
  +++ Incorporated by reference from the Registrant's Current Report on Form 8-K filed on December 13, 2001 (Commission File No. 000-30123). The Registrant has requested confidential treatment of portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.
 ++++ Incorporated by reference from the Registrant's Current Report on Form 8-K filed on January 7, 2001 (Commission File No. 000-30123). The Registrant has requested confidential treatment of portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.
++*** Incorporated by reference from the Registrant's Current Report on Form 8-K filed on March 20, 2002 (Commission File No. 000-30123). The Registrant has requested confidential treatment of portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

     (b) Reports on Form 8-K.

     On December 13, 2001, we filed a Form 8-K pursuant to Item 5 to report that we had entered into a manufacturing and supply agreement for our Robinul products. No financial statements were filed with this report.

                                   SIGNATURES

     In accordance with the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST HORIZON PHARMACEUTICAL
                                          CORPORATION

March 26, 2002                            By: /s/ MAHENDRA G. SHAH, PH.D.
                                            ------------------------------------
                                                  Mahendra G. Shah, Ph.D.
                                                Chairman of the Board, Chief
                                              Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

                    SIGNATURE                                     TITLE                      DATE
                    ---------                                     -----                      ----
           /s/ MAHENDRA G. SHAH, PH.D.                 Chairman of the Board, Chief     March 26, 2002
 ------------------------------------------------    Executive Officer and President
             Mahendra G. Shah, Ph.D.                  (principal executive officer)

            /s/ JOHN N. KAPOOR, PH.D.                            Director               March 26, 2002
 ------------------------------------------------
              John N. Kapoor, Ph.D.

             /s/ BALAJI VENKATARAMAN                 Executive Vice President, Chief    March 26, 2002
 ------------------------------------------------        Financial Officer, Chief
               Balaji Venkataraman                   Operating Officer and Secretary
                                                         (principal financial and
                                                           accounting officer)

                                                                 Director
 ------------------------------------------------
                   Jon S. Saxe

                /s/ PIERRE LAPALME                               Director               March 26, 2002
 ------------------------------------------------
                  Pierre Lapalme

                /s/ JERRY N. ELLIS                               Director               March 26, 2002
 ------------------------------------------------
                  Jerry N. Ellis

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of First Horizon Pharmaceutical Corporation

     We have audited the accompanying consolidated balance sheets of FIRST HORIZON PHARMACEUTICAL CORPORATION (a Delaware corporation) and subsidiary as of December 31, 2000 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Horizon Pharmaceutical Corporation and subsidiary as of December 31, 2000 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 12, 2002

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       2001
                                                              -------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $14,228   $ 53,458
  Accounts receivable, net of allowance for doubtful
    accounts and discounts of $284 and $1,087 at December
    31, 2000 and December 31, 2001, respectively............    6,710     12,244
  Inventories...............................................    2,648      4,363
  Samples and other prepaid expenses........................    1,341      1,243
  Income taxes receivable...................................       --      1,674
  Current deferred tax assets...............................    1,203        323
                                                              -------   --------
         Total current assets...............................   26,130     73,305
                                                              -------   --------
Property and equipment, net.................................      803        710
Other assets:
  Intangibles, net..........................................   23,150     92,849
  Deferred tax assets.......................................       --      2,230
  Other.....................................................       --      1,056
                                                              -------   --------
         Total other assets.................................   23,150     96,135
                                                              -------   --------
         Total assets.......................................  $50,083   $170,150
                                                              =======   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Account payable...........................................  $ 1,815   $  4,540
  Accrued expenses..........................................    8,987     22,102
  Current portion of long-term debt.........................      221         --
                                                              -------   --------
         Total current liabilities..........................   11,023     26,642
                                                              -------   --------
Long-term liabilities:
  Deferred tax liabilities..................................      488         --
  Other long-term liabilities...............................       --        144
                                                              -------   --------
         Total liabilities..................................   11,511     26,786
                                                              -------   --------
COMMITMENTS AND CONTINGENCIES (NOTE 11)
Stockholders' equity:
  Preferred stock, 1,000,000 shares authorized and none
    outstanding.............................................       --         --
  Common stock, $0.001 par value; 40,000,000 shares
    authorized; 12,972,900 and 27,626,002 shares issued and
    outstanding at December 31, 2000 and December 31, 2001,
    respectively............................................       13         28
  Additional paid-in capital................................   37,792    131,560
  Deferred compensation.....................................     (843)      (557)
  Retained earnings.........................................    1,610     12,333
                                                              -------   --------
         Total stockholders' equity.........................   38,572    143,364
                                                              -------   --------
         Total liabilities and stockholders' equity.........  $50,083   $170,150
                                                              =======   ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      2000      2001
                                                              -------   -------   -------
Net revenues................................................  $18,625   $36,650   $69,290
Operating costs and expenses:
  Cost of revenues..........................................    3,140     5,436    10,354
  Selling, general and administrative expense...............   12,546    24,217    38,689
  Depreciation and amortization.............................      424     1,091     2,724
  Research and development expense..........................      860     1,784     1,819
                                                              -------   -------   -------
         Total operating costs and expenses.................   16,970    32,528    53,586
                                                              -------   -------   -------
Operating income............................................    1,655     4,122    15,704
Other (expense) income:
  Interest expense..........................................     (357)     (324)       (4)
  Interest income...........................................       12       348     1,874
  Other.....................................................        8        21         4
                                                              -------   -------   -------
         Total other (expense) income.......................     (337)       45     1,874
                                                              -------   -------   -------
Income before provision for income taxes....................    1,318     4,167    17,578
Provision for income taxes..................................     (548)   (1,660)   (6,855)
                                                              -------   -------   -------
Net income..................................................  $   770   $ 2,507   $10,723
                                                              =======   =======   =======
Net income per common share:
  Basic.....................................................  $  0.06   $  0.15   $  0.44
                                                              =======   =======   =======
  Diluted...................................................  $  0.06   $  0.13   $  0.41
                                                              =======   =======   =======
Weighted average common shares outstanding:
  Basic.....................................................   12,043    16,612    24,474
                                                              =======   =======   =======
  Diluted...................................................   13,463    19,106    25,845
                                                              =======   =======   =======

 The accompanying notes are an integral part of these consolidated statements.

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                      COMMON STOCK       ADDITIONAL                  ACCUMULATED
                                   -------------------    PAID-IN       DEFERRED      (DEFICIT)
                                     SHARES     AMOUNT    CAPITAL     COMPENSATION    EARNINGS      TOTAL
                                   ----------   ------   ----------   ------------   -----------   --------
BALANCE, December 31, 1998.......   7,981,248    $ 8      $  2,615       $   --        $(1,667)    $    956
Conversion of debt to equity.....     558,395      1         1,744           --             --        1,745
Deferred compensation............          --     --         1,428       (1,284)            --          144
Net income.......................          --     --            --           --            770          770
                                   ----------    ---      --------       ------        -------     --------
BALANCE, December 31, 1999.......   8,539,643      9         5,787       (1,284)          (897)       3,615
Stock options exercised..........      54,963     --            79           --             --           79
Net proceeds from the sale of
  shares.........................   4,378,294      4        31,183           --             --       31,187
Tax benefit from nonqualified
  stock option exercises.........          --     --           415           --             --          415
Deferred compensation............          --     --           328          441             --          769
Net income.......................          --     --            --           --          2,507        2,507
                                   ----------    ---      --------       ------        -------     --------
BALANCE, December 31, 2000.......  12,972,900     13        37,792         (843)         1,610       38,572
Stock options exercised..........     453,628     --           645           --             --          645
Net proceeds from the sale of
  shares.........................   4,604,266      5        83,679           --             --       83,684
Three-for-two common stock
  split..........................   9,015,397      9            (9)          --             --           --
Stock options exercised post
  stock split....................     573,468      1           335           --             --          336
Employee stock purchase plan.....       6,343     --           109           --             --          109
Tax benefit from nonqualified
  stock option exercises.........          --     --         8,922           --             --        8,922
Deferred compensation............          --     --            87          286             --          373
Net income.......................          --     --            --           --         10,723       10,723
                                   ----------    ---      --------       ------        -------     --------
BALANCE, December 31, 2001.......  27,626,002    $28      $131,560       $ (557)       $12,333     $143,364
                                   ==========    ===      ========       ======        =======     ========

 The accompanying notes are an integral part of these consolidated statements.

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1999       2000      2001
                                                              -------   --------   -------
Cash flows from operating activities:
  Net income................................................  $   770   $  2,507   $10,723
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................      424      1,091     2,724
    Non-cash interest expense...............................      145         --        --
    Deferred income tax benefit.............................     (352)      (241)   (1,838)
    Non-cash compensation expense...........................      144        769       373
    Loss on disposal of equipment...........................       --         25        --
    Reduction in taxes payable - stock option exercises.....       --        415     8,922
    Changes in assets and liabilities, net of acquired
      assets and liabilities:
      Accounts receivable...................................   (1,753)    (3,810)   (5,534)
      Inventories...........................................     (396)    (1,942)   (1,813)
      Samples and other prepaid expenses....................      (83)      (788)       98
      Income taxes receivable...............................       --         --    (1,674)
      Notes receivable from related party...................       --         30        --
      Accounts payable......................................      357      1,021     2,725
      Accrued expenses and other............................    1,763      4,198     9,341
                                                              -------   --------   -------
         Net cash provided by operating activities..........    1,019      3,275    24,047
Cash flows from investing activities:
  Purchase of products......................................   (4,000)   (16,509)  (69,179)
  Purchase of property and equipment........................     (186)      (547)     (191)
                                                              -------   --------   -------
         Net cash used in investing activities..............   (4,186)   (17,056)  (69,370)
Cash flows from financing activities:
  Proceeds from (payments on) revolving loan agreement,
    net.....................................................      197       (800)       --
  Principal payments on long-term debt......................   (1,235)   (12,177)     (221)
  Proceeds from long-term debt..............................    4,000      9,500        --
  Net proceeds from issuance of common stock................       --     31,266    84,774
                                                              -------   --------   -------
         Net cash provided by financing activities..........    2,962     27,789    84,553
                                                              -------   --------   -------
Net change in cash and cash equivalents.....................     (205)    14,008    39,230
Cash and cash equivalents, beginning of period..............      425        220    14,228
                                                              -------   --------   -------
Cash and cash equivalents, end of period....................  $   220   $ 14,228   $53,458
                                                              =======   ========   =======

 The accompanying notes are an integral part of these consolidated statements.

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business. First Horizon Pharmaceutical Corporation (formerly Horizon Pharmaceutical Corporation, the "Company"), a Delaware corporation, is a specialty pharmaceutical company that markets and sells brand name prescription products to primary care and select specialty physicians in the United States through their nationwide sales and marketing force. In addition, limited sales to European customers are made through local distributors in the region. The Company focuses on the treatment of cardiovascular, obstetrical and gynecological, pediatric and gastroenterological conditions and disorders. The Company's strategy is to acquire or license pharmaceutical products that other companies do not actively market, or that the Company believes have high sales growth potential, are promotion-sensitive and complement the Company's existing products. In addition, the Company seeks to maximize the value of their drugs by developing new patentable formulations, using new delivery methods and seeking regulatory approval for new indications of existing drugs.

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Revenue Recognition. Revenues from product sales are recognized upon shipment to customers and are shown net of sales adjustments for discounts, rebates to customers, returns and other adjustments, which are provided in the same period that the related sales are recorded.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 is applicable to public companies and provides guidance on applying accounting principles generally accepted in the United States to revenue recognition issues in financial statements. Management believes the Company's revenue recognition criteria are consistent with the guidance provided by SAB No. 101.

     Cost of Revenues. Cost of revenues is comprised of purchased product costs, and includes the amortization of intangible assets associated with manufacturing and supply agreements entered into in connection with the purchase of products.

     Royalties. The Company pays royalties on the sale of certain products. These costs are included in selling, general and administrative expenses in the accompanying statements of operations. Total royalties were $620,000, $2.1 million and $3.4 million for the years ending December 31, 1999, 2000 and 2001, respectively.

     Research and Development. Research and development expenses consist primarily of costs incurred to develop formulations, engage contract research organizations to conduct clinical studies, test products under development and engage medical and regulatory consultants. The Company expenses all research and development costs as incurred. Research and development costs were $860,000, $1.8 million and $1.8 million for the years ended December 31, 1999, 2000 and 2001, respectively.

     Sales Deductions. Rebate costs, which are recorded as a reduction of sales, include estimated amounts for volume rebate programs, contractual price reductions with wholesalers

                    FIRST HORIZON PHARMACEUTICAL CORPORATION and insurance providers, and certain other sales related deductions. Provision for these estimated costs are recorded at the time of sale and are periodically adjusted to reflect actual experiences.

     Product Returns. The Company's customers generally may return product from six months prior to the expiration date of the product until six months after expiration. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists," a provision for these estimated returns is recorded at the time of sale and is periodically adjusted to reflect actual experience. These costs are recorded as a reduction to sales.

     Cash and Cash Equivalents. The Company considers only those investments that are highly liquid, and readily convertible to cash with an original maturity of three months or less to be cash equivalents.

     Concentration of Credit Risk. The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors and retail pharmacy chains throughout the United States. Historically, the Company has not experienced significant credit losses on its accounts. The Company's four largest customers accounted for approximately 69% and 82% of accounts receivable at December 31, 2000 and 2001, respectively.

     The following table presents a summary of sales to significant customers as a percentage of the Company's total revenues:

                          CUSTOMER                            1999   2000   2001
                          --------                            ----   ----   ----
McKesson Corporation........................................  28.2%  28.7%  21.5%
Cardinal Health, Inc. ......................................  19.4   14.4   21.2
AmerisourceBergen Corporation ..............................  15.0   18.9   20.3
Bindley Western Industries..................................   9.5   10.3   18.9

     The mix of sales of the Company's products changes as products are added. On a combined basis, products with sales greater than 10% of the Company's sales comprised approximately 64%, 66%, and 66% of total sales in 1999, 2000 and 2001, respectively.

     The Company's international sales represent less than 3% of sales for the periods presented.

     Segment Reporting. The Company operates in a single segment, the sale and marketing of prescription products.

     Inventories. Inventories consist of purchased pharmaceutical products and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method, and market is considered to be net realizable value. Inventories consist of finished product and bulk product awaiting processing and packaging into finished product. Inventories at December 31, 2000 and 2001 consisted of (in thousands):

                                                              2000    2001
                                                              -----   -----
Bulk product................................................     --     581
Finished product............................................  2,648   3,782
                                                              -----   -----
                                                              2,648   4,363
                                                              =====   =====

     Samples. Samples primarily consist of product samples used in the sales and marketing efforts of the Company's products. Samples are expensed upon distribution. Sample inventories at December 31, 2000 and 2001 were $1.1 million and $827,000, respectively.

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

     Property and Equipment. Property and equipment are recorded at cost, less accumulated depreciation and amortization. Major improvements, which extend the lives of existing property and equipment, are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized as other income (expense) in the statement of operations.

     Depreciation is provided for on the straight-line basis over the estimated useful lives of the assets as follows:

Office equipment............................................  five to ten years
Furniture and fixtures......................................  five to ten years
Computer hardware and software..............................  three to five years
Leasehold improvements......................................  based on term of lease

     The components of property and equipment at December 31, 2000 and 2001 are as follows (in thousands):

                                                               2000     2001
                                                              ------   ------
Office equipment............................................  $   87   $   93
Furniture and fixtures......................................     216      227
Computer hardware and software..............................     455      477
Leasehold improvements......................................     308      318
                                                              ------   ------
                                                               1,066    1,115
Less accumulated depreciation and amortization..............    (263)    (405)
                                                              ------   ------
  Property and equipment, net...............................  $  803   $  710
                                                              ======   ======

     Depreciation and amortization expense related to property and equipment for the years ended December 31, 1999, 2000 and 2001 was $69,000, $141,000 and
$284,000, respectively.

     In the event that facts and circumstances indicate that the carrying amounts of property and equipment may be impaired, an evaluation of recoverability is performed using the estimated future undiscounted cash flows associated with the asset compared to the asset's carrying amount to determine if a write-down is required, pursuant to the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and its related interpretations.

     Intangible Assets. Intangible assets, which include license rights, tradenames, managed care contracts and distribution, manufacturing and supply agreements, are stated at cost, net of accumulated amortization. These costs are capitalized and amortized on a straight-line basis over the estimated periods benefited by the asset (1 to 20 years). Amortization of such assets, excluding distribution, manufacturing and supply agreements, is included in depreciation and amortization expense in the accompanying statements of operations. Amortization expense for the years ended December 31, 1999, 2000 and 2001 totaled $355,000, $950,000 and $2.6 million, respectively. Included in the $2.6 million of amortization expense in 2001 is $118,000 of amortization of the upfront fees paid to secure distribution, manufacturing and supply agreements in connection with two product acquisitions in 2001. This amortization expense of $118,000 is included in cost of revenues. These distribution, manufacturing and supply agreements are discussed in more detail in Notes 8 and 9.

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

     In accordance with SFAS No. 121, the Company continually reevaluates the propriety of the carrying amount of intangibles as well as the related amortization period to determine whether current events and circumstances warrant adjustments to the carrying values and/or estimates of useful lives. This evaluation is performed using the estimated projected future undiscounted cash flows associated with the asset compared to the asset's carrying amount to determine if a write-down is required. To the extent such projections indicate that the undiscounted cash flows are not expected to be adequate to recover the carrying amounts, the assets are written down to fair value as determined by discounting future cash flows.

     Shipping and Handling. Costs incurred related to freight-in are included in cost of revenues and costs related to freight-out are included in selling, general and administrative expense.

     Income Taxes. The Company provides for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax assets and liabilities using currently enacted tax rates.

     Advertising Costs. The Company charges the costs of advertising to expense as incurred. Advertising expenses were $179,000, $1.2 million and $2.9 million for the years ending December 31, 1999, 2000 and 2001, respectively.

     Financial Instruments. The Company's carrying value of financial instruments approximates fair value due to the short maturity of those instruments.

     Foreign Currency Exposure. Certain of the Company's product purchases and sales are denominated in foreign currencies. Gains or losses on foreign currency transactions are included in income as incurred. The Company enters into short term forward foreign exchange contracts in relation to certain purchases of one of its products. These forward contracts are not designated as hedging instruments and as such any change in fair value while open is recognized currently in earnings. This gain or loss offsets the transaction gain or loss on the underlying foreign denominated payables. Foreign denominated payables, receivables and open exchange contracts as of December 31, 2001 are insignificant.

     Common Stock Split. On August 24, 2001 the Company's Board of Directors authorized a three-for-two stock split effected in the form of a stock dividend distributed on September 24, 2001 to stockholders of record as of September 10, 2001. As a result of the stock split, the accompanying consolidated financial statements reflect an increase in the number of outstanding shares of common stock and the transfer of the par value of these additional shares from paid-in capital. All references to the number of shares (other than common stock issued and outstanding on the 2000 Consolidated Balance Sheet and transactions prior to September 10, 2001 on the Consolidated Statements of Stockholders' Equity), per share amounts and any other reference to shares in the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements have been adjusted to reflect the split on a retroactive basis.

     Earnings Per Share. As required by SFAS No. 128, "Earnings Per Share," the Company has presented basic and diluted earnings per common share amounts in the accompanying financial statements. Basic earnings per common share are calculated based on the weighted average common shares outstanding during the year. Diluted earnings per common share are calculated similar to basic earnings per common share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the period.

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

     Below is the calculation of basic and diluted net income per common share (in thousands, except per share data):

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      2000      2001
                                                              -------   -------   -------
Net income..................................................  $   770   $ 2,507   $10,723
                                                              =======   =======   =======
Weighted average common shares outstanding -- basic.........   12,043    16,612    24,474
Dilutive effect of stock options............................    1,420     2,494     1,371
                                                              -------   -------   -------
Weighted average common shares outstanding -- diluted.......   13,463    19,106    25,845
                                                              =======   =======   =======
Basic net income per share..................................  $  0.06   $  0.15   $  0.44
                                                              =======   =======   =======
Diluted net income per share................................  $  0.06   $  0.13   $  0.41
                                                              =======   =======   =======

     The number of outstanding options which are excluded from the above calculation as their impact would be anti-dilutive are 0, 122,850 and 692,650 for the years ended December 31, 1999, 2000 and 2001, respectively.

     Reclassifications. Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

     Supplemental Cash Flow Disclosures. Supplemental cash flow information at December 31, 1999, 2000 and 2001 is as follows (in thousands):

                                                              1999   2000    2001
                                                              ----   ----   ------
Cash paid for taxes.........................................  $778   $940   $2,163
Cash paid for interest......................................  $236   $385   $    7

  New Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interest method of accounting for business combinations. SFAS No. 141 is effective for any business combination completed after June 30, 2001. The Company does not expect the application of the provisions of SFAS No. 141 will have a material impact on its financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. SFAS No. 142 also establishes a new method of testing goodwill and other unamortized intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of that goodwill or other intangible asset below its carrying value. The amortization provisions of SFAS No. 142 apply to goodwill and other intangible assets acquired after June 30, 2001. The Company does not expect the application of the provisions of SFAS No. 142 will have a material impact on its financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for financial periods after January 1, 2002. The Company does not expect the application of the provisions of SFAS No. 144 will have a material impact on its financial condition or results of operations.

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

2.  REVOLVING LOAN AGREEMENT

     In May 1998, the Company entered into a revolving loan agreement with a bank under which the Company could borrow up to $1.0 million, subject to borrowing base limitations based on eligible accounts receivable and inventory balances, as defined in the agreement. Borrowings under the revolving loan agreement bore an interest rate of the bank's prime rate and were secured by the Company's assets. The revolving loan agreement was amended and restated on December 22, 1998 to provide for partial financing of a product acquisition through a term loan. Under the amended agreement, terms of the revolving loan facility provided for up to $2.5 million, subject to borrowing base limitations based on eligible accounts receivable and inventory, as defined in the agreement. In January 2000, the loan agreement was amended and restated to provide for borrowings up to $3.5 million through June 30, 2000, reverting back to $2.5 million from June 30, 2000 to January 31, 2001. In April 2000, the Company further amended its credit facility to include up to $13.0 million of bridge financing to finance acquisitions, and to extend the term of the revolving loan facility to May 2, 2001. On April 14, 2000, the Company borrowed $9.5 million under the bridge loan for the acquisition of Ponstel. Borrowings under the bridge loan bore an interest rate of the Company's choice of the bank's prime rate or LIBOR plus 1.5%. The bridge loan matured, and was repaid, upon the completion of the Company's initial public offering on May 31, 2000. The weighted average outstanding balance under the revolving loan agreement for the year ended December 31, 2000 was $1.9 million. As of December 31, 2000 and 2001 there were no borrowings against the revolving loan. The interest rate at December 31, 2000 and 2001 was 9.0% and 4.8%, respectively, and the Company had availability under the terms of the agreement of $2.5 million, and was subject to a 0.25% fee on the unused portion. In May 2001, the term of the revolving loan facility was extended to May 31, 2002. The revolving loan agreement contains certain restrictive covenants including, among other things, minimum EBITDA levels and a debt to equity ratio. The revolving loan agreement is to be terminated as a condition of and in connection with the credit facility expected to be entered into in 2002 with a syndicate arranged by Deutsche Bank Alex. Brown, Inc. This facility is discussed in more detail in Note 14.

3.  LONG-TERM DEBT

     Long-term debt as of December 31, 2000 consisted of a note payable to the seller in a product acquisition of $221,000, which was repaid during 2001.

4.  ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                                 2000     2001
                                                                ------   -------
  Employee compensation and benefits..........................  $1,549   $ 3,325
  Product returns.............................................     825     3,374
  Sales deductions............................................   1,814     5,637
  Accrued royalties...........................................     580     1,042
  Assumed liabilities -- product acquisitions.................   2,027     5,593
  Income taxes payable........................................     736        --
  Other.......................................................   1,456     3,131
                                                                ------   -------
                                                                $8,987   $22,102
                                                                ======   =======

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

5.  STOCKHOLDERS' EQUITY

     In December 1999, the Company issued 837,593 shares of common stock to the Company's majority stockholder upon the conversion of $1.6 million of convertible debt incurred in January 1999 for the purchase of a product license and accrued interest of $145,000 thereon to common stock. The shares were converted at a rate of $2.083 as stipulated in the applicable agreement. The original debt agreement stipulated an interest rate of prime plus 2.0% (10.25% at the conversion date).

     In May 2000, the Company completed its initial public offering and issued 5,700,000 shares of common stock at a price of $5.33 per share. In June 2000, the Company's underwriters exercised their over-allotment option and an additional 855,000 shares of common stock were issued at a price of $5.33 per share. These offerings generated proceeds, net of offering expenses, of $31.1 million, which the Company used to repay debt, finance product acquisitions, and for general corporate purposes.

     During 2000, the Company issued 12,441 shares of common stock under its employee stock purchase plan.

     In December 2000, the Company entered into a separation agreement with a retiring executive, whereby the executive will receive severance and other benefits. In addition, the vesting portion of his stock options was accelerated, generating compensation expense of $361,000.

     In May 2001, the Company completed a follow-on offering of 6,900,000 shares of common stock at a price of $12.87 per share. The Company received net proceeds of $83.6 million from the offering after deducting offering expenses. The proceeds will be used to finance product acquisitions and for general corporate purposes.

     During 2001, the Company issued 12,742 shares of common stock under its employee stock purchase plan.

     Under the Company's Restated Certificate of Incorporation the Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company, which could have a depressive effect on the market price of our common stock. The Company has no present plan to issue any shares of preferred stock. As of December 31, 2000 and December 31, 2001 there were no shares of preferred stock outstanding.

6.  STOCK OPTIONS

     Pursuant to the Company's 1997 Non-Qualified Stock Option Plan (the "1997 Plan"), the Board of Directors approved the issuance of options to purchase shares of common stock of the Company to various employees. Under the plan, 6,000,000 shares of common stock were reserved for issuance. Vesting periods range from immediate to four years, and options granted generally expire seven years from the date of grant. All options also include accelerated vesting

                    FIRST HORIZON PHARMACEUTICAL CORPORATION provisions in the event of a change in control, as defined in the plan. In 2000, the Company terminated the 1997 Plan and no additional grants of stock options will be made under the 1997 Plan. At December 31, 2001, 1,228,280 options remained issued and outstanding under the 1997 Plan.

     On February 14, 2000, the Board of Directors and stockholders approved the 2000 Stock Plan (the "2000 Plan"). This plan provides for the granting of incentive stock options, nonqualified stock options, stock awards or stock bonuses, and sales of stock. The 2000 Plan provides for the grants of these options and other awards to officers, directors, full- and part-time employees, advisors and consultants. Only full-time employees may receive incentive stock options. The Company has reserved 3,000,000 shares of common stock for issuance under the 2000 Plan. The Company's compensation committee administers the 2000 Plan and has the sole authority to determine the meaning and application of the terms of the plan and all grant agreements, the persons to whom option or stock grants are made, the nature and amount of option or stock grants, the price to be paid upon exercise of each option, the period within which options may be exercised, the restrictions on stock awards, and the other terms and conditions of awards. All options granted under the 2000 Plan include accelerated vesting provisions in the event of a change in control, as defined in the plan. The 2000 Plan will terminate in February 2010. At December 31, 2001, 1,755,796 options were issued and outstanding and 1,188,320 options were available for issue under the 2000 Plan.

     The Company has granted stock options to officers, directors, and employees as follows:

                                                                NUMBER     WEIGHTED
                                                              OF SHARES    AVERAGE
                                                              SUBJECT TO   EXERCISE
                                                                OPTION      PRICE
                                                              ----------   --------
Outstanding at December 31, 1998............................   1,458,000    $ 0.48
  Granted...................................................   1,178,250      1.66
  Canceled..................................................      (7,500)     1.50
                                                              ----------
Outstanding at December 31, 1999............................   2,628,750      1.00
                                                              ==========
  Granted...................................................     579,600      7.26
  Canceled..................................................     (78,900)     4.98
  Exercised.................................................     (82,444)     0.96
                                                              ----------
Outstanding at December 31, 2000............................   3,047,006      2.09
                                                              ==========
  Granted...................................................   1,505,674     19.36
  Canceled..................................................    (314,694)     7.53
  Exercised.................................................  (1,253,910)     0.79
                                                              ----------
Outstanding at December 31, 2001............................   2,984,076    $10.78
                                                              ==========

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

     The following table sets forth the range of exercise prices, number of shares, weighted average exercise price, and remaining contractual lives by similar price and grant date at December 31, 2001.

                                                                OUTSTANDING                 EXERCISABLE
                                                        ---------------------------   -----------------------
                                         OUTSTANDING        WEIGHTED                  EXERCISABLE
                                              AT            AVERAGE        WEIGHTED        AT        WEIGHTED
                                           DECEMBER        REMAINING       AVERAGE      DECEMBER     AVERAGE
                                             31,          CONTRACTUAL      EXERCISE       31,        EXERCISE
  RANGE OF EXERCISE PRICE                    2001             LIFE          PRICE         2001        PRICE
  -----------------------                ------------   ----------------   --------   ------------   --------
  $ 0.33 -- $ 1.77.....................   1,189,750        4.33 years       $ 1.45      705,250       $ 1.31
    5.33 --   7.13.....................     304,955        5.22 years         5.79       41,954         5.65
   12.00 --  14.96.....................     591,821        6.04 years        14.48       22,814        12.73
   15.17 --  20.00.....................     211,950        6.24 years        17.27          186        17.15
   20.28 --  29.22.....................     685,600        6.81 years        24.00           --          N/A
                                          ---------                                     -------
          Total........................   2,984,076                                     770,204
                                          =========                                     =======

     Upon the exercise of options, the Company became entitled to a tax effected benefit of $415,000 and $8.9 million in 2000 and 2001, respectively, which is equal to the number of options multiplied by the difference between the market price of the options as of the date of exercise and the exercise price for the options, adjusted for the impact of tax rates. The impact of the benefit has been credited to additional paid-in capital.

     The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock options issued to employees. Accordingly, the Company records compensation expense for any stock option grants with exercise prices lower than fair value, recognized ratably over the vesting period. The Company has recognized compensation expense related to stock option grants of $144,000, $769,000 and $373,000 in 1999, 2000 and 2001,
respectively. The 2000 compensation expense includes $361,000 related to accelerated vesting granted to a retiring executive.

     All option grants during 1999 were granted with exercise prices below the fair market value at the date of grant. These options had a grant date weighted average fair value of $2.75. All options granted in 2000 and 2001 have been granted at exercise prices equal to fair market value at the date of grant.

     Had compensation costs for the Company's options been determined using option-pricing models prescribed by SFAS No. 123, "Accounting for Stock Based Compensation," the Company's pro forma net income per common share would have been reported as follows (in thousands, except per share amounts):

                                                               1999     2000     2001
                                                               -----   ------   -------
 Net income:
   As reported...............................................  $ 770   $2,507   $10,723
   Pro forma.................................................    477    2,260     9,774
 Net income per common share -- basic:
   As reported...............................................   0.06     0.15      0.44
   Pro forma.................................................   0.04     0.14      0.40
 Net income per common share -- diluted:
   As reported...............................................   0.06     0.13      0.41
   Pro forma.................................................   0.04     0.12      0.38

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

     The weighted average value of options granted during 1999, 2000 and 2001 is estimated at $2.01, $4.88 and $11.98 per share, respectively. The value of options is estimated on the date of the grant using the following weighted average assumptions:

                                                                1999      2000      2001
                                                               -------   -------   -------
 Risk-free interest rate.....................................     5.57%     6.45%     4.10%
 Expected dividend yield.....................................       --        --        --
 Expected lives..............................................  4 years   4 years   4 years
 Expected volatility.........................................       --%     42.0%     59.0%

     The Company adopted an employee stock purchase plan on February 14, 2000 that is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. The Company has reserved 750,000 shares of common stock for the stock purchase plan. In order to participate in the stock purchase plan, employees must meet eligibility requirements, including length of employment. Participating employees will be able to direct the Company to make payroll deductions of up to 7.0% of their compensation during an offering period for the purchase of shares of the Company's common stock. Each offering period will be six months. The stock purchase plan will provide participating employees with the right, subject to specific limitations, to purchase the Company's common stock at a price equal to 85.0% of the lesser of the fair market value of the Company's common stock on the first or last day of the offering period. The Board of Directors has the authority to amend, suspend or discontinue the stock purchase plan as long as the change will not adversely affect participants without their consent and as long as the Company receives the stockholder approval required by law. The stock purchase plan will terminate on December 31, 2010.

7.  INCOME TAXES

     The income tax provision (benefit) for 1999, 2000 and 2001 consisted of the following (in thousands):

                                                               1999     2000      2001
                                                               -----   -------   -------
 Current.....................................................  $ 900   $ 2,021   $ 8,693
 Deferred....................................................   (352)     (361)   (1,838)
                                                               -----   -------   -------
                                                               $ 548   $ 1,660   $ 6,855
                                                               =====   =======   =======

     A reconciliation of the statutory rate to the effective rate as recognized in the statements of operations is as follows:

                                                               1999   2000   2001
                                                               ----   ----   ----
 Federal statutory rate......................................  34.0%  34.0%  34.0%
 State income tax, net of federal benefit....................   5.0    3.8    3.9
 Non-deductible expenses and other...........................   2.6    2.0    1.1
                                                               ----   ----   ----
                                                               41.6%  39.8%  39.0%
                                                               ====   ====   ====

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

     Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of the Company's net deferred tax assets as of December 31, 2000 and 2001 are as follows (in thousands):

                                                                2000     2001
                                                               ------   ------
 Deferred tax assets:
   Accrued returns...........................................  $1,027   $1,299
   Accrued liabilities and reserves..........................     110      675
   Deferred compensation.....................................     411      542
   Accrued commission........................................      71      377
   Other assets..............................................      20       50
                                                               ------   ------
                                                               $1,639   $2,943
                                                               ======   ======
 Deferred tax liabilities:
   Intangibles...............................................  $  870   $  356
   Other liabilities.........................................      54       34
                                                               ------   ------
                                                                  924      390
                                                               ------   ------
          Net deferred tax assets............................  $  715   $2,553
                                                               ======   ======

8.  ACQUISITIONS/INTANGIBLE ASSETS

     On January 29, 1999, the Company acquired exclusive rights in the United States to Robinul and Robinul Forte tablets from American Home Products Corporation ("AHP") for $4.0 million in cash with an additional $1.8 million financed by the seller. Pursuant to the acquisition, the Company also assumed liabilities of $193,000 for returns of products shipped by the seller prior to the acquisition date. The Company has recorded the total purchase price for this acquisition including the liabilities assumed to the licensing rights within intangible assets in its financial statements. The licensing rights are being amortized over an estimated economic life of 20 years. The Company agreed to pay royalties on net sales as long as the Company sells the product.

     On April 14, 2000, the Company acquired exclusive rights from Warner-Lambert Company to distribute, market, and sell the drug Ponstel in the United States for $9.5 million in cash and a $3.5 million promissory note to the seller. The Company also assumed liabilities of $1.1 million for certain returns of products shipped by the seller prior to the acquisition date, and returned after October 20, 2000. The Company financed $9.5 million of the transaction under the bridge loan agreement described in Note 2. The acquisition agreement includes the purchase of the license rights and certain trademarks. The value allocated to tradename and license rights is being amortized over their estimated useful lives of 20 years. In addition, the Company agreed to purchase the entire outstanding inventory of Ponstel for approximately $100,000. The promissory note was paid in full upon the receipt of proceeds from the Company's initial public offering in June 2000.

     On June 22, 2000, the Company acquired exclusive rights from Warner-Lambert Company to market, distribute and sell the drug Cognex and a new unapproved version of Cognex called Cognex CR, in the U.S. and other countries for $3.5 million in cash. The Company must also pay up to $1.5 million in additional purchase price if the Company obtains FDA approval to market Cognex CR. The Company also assumed liabilities of $799,000 for returns of products shipped by Warner-Lambert prior to the acquisition date, and returned after June 22, 2001. The

                    FIRST HORIZON PHARMACEUTICAL CORPORATION purchase price was allocated among the fair values of intangible assets (primarily tradename and licensing rights) and liabilities assumed and is being amortized over 20 years.

     On August 20, 2001, the Company acquired from Sanofi-Synthelabo Inc. ("Sanofi") the Prenate line of prescription prenatal vitamins (the "Prenate Acquisition"), which it believes will complement its obstetrical/gynecological line of products, including Ponstel. The purchase price was $51.9 million in cash and the assumption of liabilities of $0.9 million for returns of product shipped by Sanofi prior to the acquisition date, and returned after February 20, 2002 and for estimated contractual price reductions with wholesalers and insurance providers. The agreement includes the purchase of the Prenate license rights, certain tradenames and managed care contracts and a supply agreement. The purchase price was allocated among the fair values of the intangible assets acquired and the liabilities assumed and is being amortized over a period of three to twenty years. The managed care contracts are being amortized over a period of five years and the supply agreement is being amortized over a period of three years. All other intangibles are being amortized over twenty years. The weighted average amortization period is seventeen years. In addition, the Company purchased the outstanding inventory of Prenate for approximately $50,000. The results of the Prenate line are included in the consolidated statements of operations from August 20, 2001 to December 31, 2001. The preliminary purchase price allocation as of December 31, 2001 is as follows (in thousands):

License rights..............................................  $44,926
Tradenames..................................................    5,500
Managed care contracts......................................    1,430
Supply agreement............................................      940
                                                              -------
Total.......................................................   52,796
Accumulated amortization....................................   (1,151)
                                                              -------
Intangibles, net............................................  $51,645
                                                              =======

     For the year ended December 31, 2001, aggregate amortization expense related to the Prenate Acquisition was $1.2 million related to the period from the purchase date to year-end.

     On December 21, 2001, the Company acquired from Dura Pharmaceuticals Inc., an affiliate of Elan Pharmaceuticals PLC ("Elan"), the U.S. rights to Furadantin, a prescription drug used for the treatment of urinary tract infections in children, which the Company believes will complement its pediatric line of products, which includes Tanafed and Tanafed DM, for approximately $16 million in cash plus the assumption of liabilities of $324,000 for the return of product shipped by Elan prior to the acquisition date returned after December 31, 2002. The purchase price was allocated among the fair value of the intangible assets acquired and liabilities assumed and is being amortized over a weighted average amortization period of seventeen years. The purchase agreement includes all assets related to Furadantin, including the NDA and the trademark. The license rights and tradename are being amortized over 20 years. Additionally, the Company purchased the outstanding inventory of Furadantin for $252,000. The Company has also entered into a transitional supply agreement with Elan Pharmaceuticals whereby they will supply the Company with Furadantin until May 2003. The supply agreement

                    FIRST HORIZON PHARMACEUTICAL CORPORATION is being amortized over its useful life of 17 months. The preliminary purchase price allocation is as follows (in thousands):

License rights..............................................  $15,804
Tradename...................................................      320
Supply agreement............................................      200
                                                              -------
Total.......................................................   16,324
Accumulated amortization....................................      (29)
                                                              -------
Intangibles, net............................................  $16,295
                                                              =======

     For the year ended December 31, 2001, aggregate amortization expense related to the Furadantin acquisition was $29,000 related to the 11 days from the purchase date to year-end.

     The unaudited pro forma summary below presents certain financial information as if the Prenate and Furadantin acquisitions had occurred as of January 1, 2000. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisitions been made on the first day of the respective years of acquisition. Additionally, these pro forma results are not indicative of future results (in thousands, except per share data):

                                                                   FOR THE
                                                                 YEAR ENDED
                                                            ---------------------
                                                              2000        2001
                                                            ---------   ---------
Net revenues..............................................  $  58,298   $  84,645
                                                            =========   =========
Net income................................................  $   4,007   $  11,743
                                                            =========   =========
Diluted net income per share..............................  $    0.21   $    0.45
                                                            =========   =========

     The purchase price allocations of Prenate and Furadantin are preliminary and subject to revision, with any such revision to be finalized upon the ultimate resolution of the value of certain liabilities assumed, yet no later than the one year anniversary of the purchase date. The Company does not expect any such revisions will have a material impact on the Company's financial position or results of operations.

     The purchase prices paid for Prenate and Furadantin were determined based on numerous considerations including a return on investment analysis as well as the impact of competing buyers.

9.  LICENSE AGREEMENTS AND PRODUCT RIGHTS

     On January 1, 1996, the Company obtained exclusive distribution rights from Unisource, Inc. for Tanafed in North America through December 31, 2003 with an option for an additional seven years. The agreement requires the Company to purchase all of their requirements for Tanafed from Unisource, including at least certain minimum quantities of Tanafed in each year of the agreement. In December 1998, the Company obtained exclusive distribution and supply rights from Unisource, Inc. for Tanafed DM in North America through December 2005, subject to an automatic seven year renewal. The agreement requires the Company to purchase all of its requirements for Tanafed DM from Unisource, subject to certain minimum purchase requirements. The Company entered into a patent and license agreement with Jame Fine Chemicals, Inc., the raw materials supplier for Tanafed in January 2000. The agreement grants the Company a semi-exclusive license to use, sell and distribute finished products containing an active ingredient used in Tanafed. Pursuant to the agreement, the Company must pay a royalty

                    FIRST HORIZON PHARMACEUTICAL CORPORATION on sales of Tanafed. The license continues through the life of the licensed patent, which expires in 2014.

     On October 31, 1998, the Company entered into an agreement with Inpharmakon Corporation in which the Company acquired rights to the proprietary information for a migraine product for which the Company plans to conduct clinical studies and submit a new drug application. The agreement expires on October 31, 2008, but the Company may renew it indefinitely after expiration. If the Company does not obtain regulatory approval of the drug within a specified time after filing for such approval and thereafter commence and continue to aggressively market and sell the product, Inpharmakon may terminate the agreement. In the event that Inpharmakon terminates the agreement for failure to achieve these milestones, Inpharmakon may purchase rights to develop the drug. The Company must also pay up to an aggregate of $950,000 in non-refundable fees to Inpharmakon at various developmental milestones through and including regulatory approval of the product, and, in the event of commercial sales of the product, the Company must pay royalties at rates which management believes are within industry customary ranges. If the Company elects to sell the business opportunity to a third party, the Company must share the proceeds of the sale with Inpharmakon. On May 3, 2000, the Company amended the terms of the agreement with Inpharmakon. Under the amended terms, the Company paid Inpharmakon $200,000 on June 15, 2000. In addition, a $200,000 milestone payment was paid to Inpharmakon in December 2001.

     In January 1999, the Company acquired exclusive rights in the United States to Robinul and Robinul Forte tablets from American Home Products Corporation. The Company must pay royalties on net sales under its license agreement with American Home Products. The Company entered agreements with Mikart, dated April 23, 1999 and January 21, 2001, for Mikart to become qualified under applicable regulations to manufacture and supply the Company's requirements for Robinul. Mikart became qualified by the FDA to manufacture Robinul on December 3, 2001 and began supplying the Robinul products to the Company in December 2001. Under these agreements, Mikart will manufacture the products for five years from the time Mikart became a qualified manufacturer plus renewal terms of one year until either party elects not to renew. The agreement with Mikart requires that the Company purchase certain designated minimum quantities.

     In January 2002, the Company entered into a license agreement with Wyeth-Ayerst Canada Inc. and Whitehall-Robins Inc. under which the Company acquired rights to have the product manufactured, and to market and sell Robinul and Robinul Forte in Canada. The Company will pay Wyeth-Ayerst Canada a royalty on net sales of Robinul in Canada.

     On March 25, 1999, the Company acquired the rights from Penwest Pharmaceuticals Co. to the application of Penwest's controlled release TIMERx technology to the active ingredient in the migraine product. Under the Penwest agreement, the Company has the right to manufacture, use and sell the developed product in North America and Mexico for a period extending fifteen years from the date a new drug application is issued for the product, as well as a license to the TIMERx(R) patents for such purpose. The Company must pay Penwest an aggregate of up to approximately $2.6 million of non-refundable fees upon achieving specified development milestones through the first anniversary of the first commercial sale of the product following regulatory approval and royalties upon any sales of the migraine product. To date, the Company has paid Penwest $427,000, which is included in research and development expense in the accompanying statements of operations. Penwest may terminate the agreement in the event the

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

Company fails to timely achieve designated performance milestones within prescribed time periods.

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

     In April 2000, the Company acquired exclusive rights from Pfizer to market, distribute and sell Ponstel in the United States. The total purchase price was $13.0 million. In April 2000, the Company also entered into a supply agreement with Pfizer under which Pfizer was to supply us with designated quantities of Ponstel through the expiration of the supply agreement, which occurred on March 31, 2001. Pfizer only delivered a portion of the quantity of Ponstel required by the supply agreement during its term. Pfizer has continued to supply Ponstel to us under the same terms. The Company pays Pfizer an agreed upon price for the supply of Ponstel.

     In December 2000, the Company signed an agreement with West-ward Pharmaceuticals to manufacture Ponstel after West-ward obtains FDA approval to manufacture the product. The Company anticipates that this will occur by the fourth quarter of 2002. This agreement expires in April 2005 subject to automatic annual renewals. The Company must purchase all of its requirements for Ponstel from West-ward and is subject to minimum purchase requirements. The Company must pay West-ward a price for Ponstel based on a multiple of West-ward's direct cost of goods sold in the manufacture and supply of the product. In addition, the Company must pay West-ward milestone payments, as long as no generics have been introduced, upon certain anniversary dates of FDA approval of the manufacture of Ponstel by West-ward. West-ward is currently in the process of manufacturing the required pilot batches in order to obtain such approval.

     For the Cognex product, the Company negotiated a supply agreement with a Warner-Lambert affiliate to continue to manufacture and supply Cognex and the active ingredient in Cognex for two years subject to a one-year renewal. The Company will pay Warner-Lambert's affiliate a production fee for its manufacture of Cognex and the active ingredient. The supply agreement contains designated quantities of Cognex and its active ingredient that Warner-Lambert's affiliate will supply and that the Company must purchase.

     In addition, the Company entered into a transition services agreement with Warner-Lambert under which Warner-Lambert provided transitional administrative services to the Company until December 31, 2000 in connection with the sale of Cognex in European countries.

     For the Prenate product line, under the terms of the asset purchase agreement, the Company was assigned a contract between Sanofi and Patheon Inc. to manufacture the product line. The term of the agreement is for five years from October 1, 1999 subject to automatic one-year renewals. The Company also assumed a supply and packaging agreement with Banner Pharmacaps Inc. ("Banner") and Sanofi for the supply and packaging of the products. The agreement with Banner is for a term of five years subject to two-year renewals. Under the

                    FIRST HORIZON PHARMACEUTICAL CORPORATION terms of the supply agreement with Banner, the Company will pay Banner a royalty on net sales above a certain amount of net sales. The Sanofi packaging agreement is for a term of three years subject to a three-year renewal.

     Each of the Company's third-party manufacturing agreements requires that the Company purchase all of their product requirements from the manufacturers that are a party to those agreements.

     The Company uses third-party manufacturers for the production of its products for development and commercial purposes. Given the general under-utilization of resources, the availability of excess capacity for manufacturing in the marketplace, and the lower cost of outsourcing, the Company intends to continue to outsource manufacturing for the near-term.

     The Company relies on third-party suppliers to produce its products. The supplier for one product and the suppliers for components of two other products hold patents relating to their respective products. Due to the patent restrictions, the supply of these three products, whose sales comprised 50.1% of the Company's sales in 2001 are exclusively available through these suppliers.

10.  RETIREMENT PLAN

     In 1996, the Company began a qualified defined contribution 401(k) plan, which provides benefits to substantially all employees. The annual contribution, if any, to the trust is at the discretion of the Board of Directors of the Company. Employer contributions to the plan for the years ended December 31, 1999, 2000 and 2001 were $36,000, $52,000 and $184,000, respectively.

11.  COMMITMENTS AND CONTINGENCIES

     The Company leases its current facility under a non-cancelable operating lease that expires in August 2003. The total rent expense was $212,000, $199,000 and $531,000 for the years ended December 31, 1999, 2000, and 2001, respectively. The rent expense for 2001 includes a charge of $304,000 for the remaining lease obligation under the Company's existing non-cancelable lease. In December 2001, the Company entered into a new lease agreement for a new facility. The move to the new facility is anticipated early in the second quarter. Additionally, in early 2002, the Company expects to incur approximately $280,000 in leasehold improvement costs related to the new facility.

     The Company leases vehicles for certain employees under non-cancelable lease agreements expiring in 2003. The total vehicle lease expense under the lease agreements for the years ended December 31, 1999, 2000 and 2001 was $434,000, $1.3 million and $1.9 million, respectively.

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

     The total minimum future commitments under leases for years succeeding December 31, 2001 is as follows (in thousands):

Period ending December 31,
     2002...................................................  $2,022
     2003...................................................   1,294
     2004...................................................     626
     2005...................................................     626
     2006...................................................     646
     Thereafter.............................................   1,580
                                                              ------
          Total.............................................  $6,794
                                                              ======

     The Company has employment contracts with certain executives, which provide for certain levels of severance in the event of termination without cause or for certain change of control events, as defined.

     The Company is involved with various routine legal proceedings incident to the ordinary course of business. None of these proceedings are expected to have a material adverse effect on the consolidated financial statements.

12.  RELATED-PARTY TRANSACTIONS

     The Company purchases repackaging services from Diversified Healthcare Services, a related party. For the years ended December 31, 1999, 2000 and 2001, the amounts paid for repackaging were approximately $282,000, $136,000 and $5,000, respectively.

     The Company pays royalties to a related party for particular products sold. For the years ended December 31, 1999, 2000, and 2001, the amounts paid for royalties were approximately $163,000, $213,000 and $140,000, respectively.

     The Chairman and Chief Executive Officer of the Company did not receive a salary for the year ended December 31, 1999.

     During 1998, the Company entered into a collaboration agreement with Inpharmakon Corporation, an affiliate of an officer of the Company, under which Inpharmakon will assist the Company in developing their FHPC 01 product. This agreement was amended in May 2000 as discussed in Note 9. The Company paid $1,000, $201,000 and $200,000 to Inpharmakon in 1999, 2000 and 2001,
respectively.

     On January 11, 1999, Kapoor-Pharma Investments, L.P.,an affiliate of one of the directors of the Company, loaned the Company $1.6 million at an interest rate of 2.0% over the prime rate of interest. In November 1999, the Company converted principal and $145,000 of accrued interest totaling $1.7 million into 837,593 shares of common stock at $2.083 per share, pursuant to the terms of the loan agreement.

     In connection with the bridge loan agreement discussed in Note 2, the Company paid a fee of $17,000 to a trust affiliated with John N. Kapoor Ph.D., a director of the Company, in return for the pledge of certain Trust assets as collateral for the loan.

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table sets forth summary quarterly financial information for the years ended December 31, 2000 and 2001 (in thousands):

2000 BY QUARTER                      FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
---------------                      -------------   --------------   -------------   --------------
Net revenues.......................     $7,120           $7,844          $9,633          $12,054
Gross profit.......................      6,058            6,684           8,231           10,241
Operating income...................          8              454           1,479            2,180
Net (loss) income..................        (39)             177             955            1,414
Earnings per share:
  Basic............................     $   --           $ 0.01          $ 0.05          $  0.07
  Diluted..........................     $   --           $ 0.01          $ 0.04          $  0.06

2001 BY QUARTER                      FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
---------------                      -------------   --------------   -------------   --------------
Net revenues.......................     $12,453         $12,979          $18,510         $25,348
Gross profit.......................      10,682          11,272           15,681          21,301
Operating income...................       1,767           3,060            4,479           6,398
Net income.........................       1,227           2,268            3,159           4,069
Earnings per share:
  Basic............................     $  0.06         $  0.09          $  0.12         $  0.15
  Diluted..........................     $  0.06         $  0.09          $  0.11         $  0.14

     Quarterly amounts do not add to annual amounts due to the effect of rounding on a quarterly basis.

14.  SUBSEQUENT EVENTS

     On February 12, 2002, the Company entered into a definitive agreement to acquire certain U.S. rights relating to the product, Sular, from AstraZeneca UK Limited. The Company also entered into a long term manufacturing, supply and distribution agreement with Sular's current manufacturer, Bayer AG. The purchase price for the transaction is $185.0 million, plus the assumption of certain liabilities. In addition, the Company will pay up to $30.0 million in additional purchase price after closing, based on the achievement of certain performance milestones. The Company anticipates that it will complete the transaction in the first quarter of 2002, subject to the approval under the Hart-Scott-Rodino Antitrust Improvements Act and the satisfaction of certain other customary closing conditions.

     In order to finance the acquisition, the Company received a commitment on January 31, 2002 for a six-month $152.0 million senior secured credit facility arranged through Deutsche Banc Alex. Brown Inc. consisting of a $127.0 million term loan and a $25.0 million revolving loan. The Company expects to borrow $127.0 million under the term loan and $10.0 million under the revolving loan to partially fund the purchase of Sular. Borrowings under the term loan bear interest at the Company's option at the base rate in effect from time to time plus an applicable margin or the Eurodollar rate, plus an applicable margin, and mature six months from the closing date of the Sular transaction. Borrowings under the revolving loan bear interest at the Company's option at the base rate in effect from time to time plus an applicable margin or the Eurodollar rate, plus an applicable margin, and mature three years from the closing of the Sular transaction, provided that, in the event the term loan is not repaid in full from the proceeds of one or more stock offerings or other junior financing, on or prior to the term loan maturity date, then the revolving loan will mature on the same date as the term loan. In conjunction with this new facility, the Company's existing revolving loan facility discussed in Note 2 will be terminated.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of First Horizon Pharmaceutical Corporation

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of First Horizon Pharmaceutical Corporation (a Delaware Corporation) and subsidiary included in this Annual Report and have issued our report thereon dated February 12, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule of Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 12, 2002

                                                                     SCHEDULE II

                    FIRST HORIZON PHARMACEUTICAL CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (IN THOUSANDS)

                                                 BALANCE OF     CHARGED TO                 BALANCE
                                                BEGINNING OF      COSTS                    END OF
       CLASSIFICATION                               YEAR       AND EXPENSES   DEDUCTIONS    YEAR
       --------------                           ------------   ------------   ----------   -------
1999   Allowance for doubtful accounts and
       discounts..............................     $   36        $    51       $   (31)    $   56
       Allowance for product returns..........        140            367          (235)       272
       Allowance for sales deductions.........         --          1,294          (443)       851
2000   Allowance for doubtful accounts and
       discounts..............................         56            375          (147)       284
       Allowance for product returns..........        272            737          (184)       825
       Allowance for sales deductions.........        851          4,015        (3,052)     1,814
2001   Allowance for doubtful accounts and
       discounts..............................        284          1,064          (261)     1,087
       Allowance for product returns..........        825          3,167          (618)     3,374
       Allowance for sales deductions.........      1,814         10,174        (6,351)     5,637