Form 10-Q
period 2002-03-31
FIRST HORIZON PHARMACEUTICAL CORP
filed 2002-05-07
CIK 1106773

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

                          Commission File No. 000-30123
                            ------------------------

                    FIRST HORIZON PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)


         DELAWARE                                      58-2004779
 (State of incorporation)                            (I.R.S. Employer
                                                  Identification Number)


                   6195 SHILOH ROAD, ALPHARETTA, GEORGIA 30005
    (Address of registrant's principal executive offices, including zip code)


             660 HEMBREE PARKWAY, SUITE 106, ROSWELL, GEORGIA 30076
            (Former principal executive offices, including zip code)


                        ---------------------------------

      (Registrant's telephone number, including area code): (770) 442-9707


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


     As of May 1, 2002, there were 35,243,172 shares of the Registrant's Common Stock outstanding.


--------------------------------------------------------------------------------

                    FIRST HORIZON PHARMACEUTICAL CORPORATION
                                    FORM 10-Q
                                      INDEX



PART I. FINANCIAL INFORMATION (UNAUDITED)                                  PAGE

Item 1.     Balance Sheets at March 31, 2002 and                             1
              December 31, 2001

            Statements of Operations for the three months ended              2
               March 31, 2002 and March 31, 2001

            Statements of Cash Flows for the three months ended              3
               March 31, 2002 and March 31, 2001

            Notes to Condensed Financial Statements                          4

Item 2.     Management's Discussion and Analysis of Financial Condition and  6
               Results of Operations

Item 3.     Quantitative and Qualitative Disclosures about Market Risk       9

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                               10

Item 2.     Changes in Securities and Use of Proceeds                       10

Item 3.     Defaults Upon Senior Securities                                 11

Item 4.     Submission of Matters to a Vote of Security Holders             11

Item 5.     Other Information                                               11

Item 6.     Exhibits and Reports on Form 8-K                                11

            Signatures                                                      12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    First Horizon Pharmaceutical Corporation
                           Consolidated Balance Sheets
                  (unaudited, in thousands, except share data)

                                                                  March 31,          December
                                                                    2002             31, 2001
                                                                 ------------       ------------
ASSETS
Current Assets:
       Cash and cash equivalents                                 $    21,066        $    53,458

       Accounts receivable, net of allowance for
         doubtful accounts and discounts of
         $952 and $1,087 at March 31, 2002 and
         December 31, 2001 respectively                               14,468             12,244
       Inventories                                                    11,353              4,363
       Samples and other prepaid expenses                              2,926              1,243
       Taxes receivable                                                    -              1,674
       Deferred tax assets                                               847                323
                                                                 ------------       ------------
                  Total current assets                                50,660             73,305

Property and equipment, net                                              845                710
Other Assets:
       Intangibles, net                                              272,126             92,849
       Deferred tax assets                                             2,140              2,230
       Other                                                           2,873              1,056
                                                                 ------------       ------------
                  Total other assets                                 277,139             96,135

                  Total assets                                       328,644            170,150
                                                                 ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                          $     6,558        $     4,540
       Accrued expenses                                               26,592             22,102
       Deferred purchase price                                        10,000                  -
       Current portion of long-term debt                             137,000                  -
                  Total current liabilities                          180,150             26,642

Long-Term Liabilities:
       Other long term liabilities                                        90                144
                  Total liabilities                                  180,240             26,786

Stockholders' Equity:
       Preferred stock, 1,000,000 shares authorized
         and none outstanding                                             -                  -
       Common stock, $0.001 par value; 40,000,000 shares
           authorized; 27,760,092 and 27,626,002
           outstanding at March 31, 2002 and
           December 31, 2001 respectively                                 28                 28
       Additional paid in capital                                    133,476            131,560
       Deferred compensation                                           (470)              (557)
       Retained Earnings                                              15,370             12,333
                  Total stockholders' equity                         148,404            143,364

                  Total liabilities and stockholders' equity     $   328,644        $   170,150
                                                                 ============       ============


                    First Horizon Pharmaceutical Corporation
                      Consolidated Statements of Operations
                (unaudited, in thousands, except per share data)

                                                            For The Quarter Ended
                                                      ----------------------------------
                                                       March 31,             March 31,
                                                          2002                 2001
                                                      -------------         ------------

Net Revenues                                          $     27,120          $    12,453
Operating costs and expenses
      Cost of revenues                                       4,296                1,771
      Selling, general and administrative expenses,         14,150                7,901
      Depreciation and amortization                          2,197                  396
      Research and development expense                         315                  618
                                                      -------------         ------------
      Total operating costs and expenses                    20,958               10,686
                                                      -------------         ------------

Operating income                                             6,162                1,767
                                                      -------------         ------------

Other (expense) income
      Interest expense                                     (1,414)                  (2)
      Interest income                                          190                  242
                                                      -------------         ------------
      Total other (expense) income                         (1,224)                  240
                                                      -------------         ------------

Income before provision for income taxes                     4,938                2,007
Provision for income taxes                                 (1,901)                (780)
                                                      -------------         ------------

Net income                                            $      3,037          $     1,227

                                                      =============         ============

Net income per common share:
      Basic                                           $       0.11          $      0.06
                                                      =============         ============
      Diluted                                         $       0.11          $      0.06
                                                      =============         ============

Weighted average common shares outstanding:
      Basic                                                 27,660               19,552
                                                      =============         ============
      Diluted                                               28,755               21,589
                                                      =============         ============


                    First Horizon Pharmaceutical Corporation
                      Consolidated Statements of Cash Flows
                            (unaudited, in thousands)

                                                                                              For The Quarter Ended
                                                                                         ---------------------------------
                                                                                         March 31, 2002       March 31,
                                                                                                                2001
                                                                                         ---------------    --------------
Cash flows from operating activities:
Net income                                                                               $        3,037     $       1,227
Adjustments to reconcile net income to net
  cash provided by operating activities:
          Depreciation and amortization                                                           2,197               396
          Non-cash interest expense                                                                 856                 -
          Deferred income tax benefit                                                              (434)             (119)
          Non-cash compensation expense                                                              87                82
          Reduction in taxes payable - stock option exercises                                       576               904

          Changes in assets and liabilities, net of acquired
             assets and liabilities:
              Accounts receivable                                                                (2,224)             (308)
              Inventories                                                                          (744)              487
              Samples and other prepaid expenses                                                 (1,274)             (189)
              Income taxes receivable                                                             1,674                 -
              Accounts payable                                                                    2,018               124
              Accrued expenses and other                                                          4,436              (633)

                                                                                         ---------------    --------------
                  Net cash provided by operating activities                                      10,205             1,971

Cash flows from investing activities:
       Purchase of products                                                                    (177,556)                -
       Purchase of property and equipment                                                          (299)              (72)

                                                                                         ---------------    --------------
                  Net cash used in investing activities                                        (177,855)              (72)

Cash flows from financing activities:
       Principal payments on long-term debt                                                           -              (221)
       Proceeds from long-term debt                                                             137,000                 -
       Capitalized financing costs incurred                                                      (3,082)                -
       Net proceeds from issuance of common stock                                                 1,340               251

                                                                                         ---------------    --------------
                  Net cash provided by financing activities                                     135,258                30

Net change in cash and cash equivalents                                                         (32,392)            1,929
Cash and cash equivalents, beginning of period                                                   53,458            14,228
                                                                                         ---------------    --------------
Cash and cash equivalents, end of period                                                 $       21,066     $      16,157
                                                                                         ===============    ==============



                    FIRST HORIZON PHARMACEUTICAL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (unaudited)


1.   Basis of Presentation

     The accompanying unaudited interim financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which management considers necessary for fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods. Certain footnote disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted from the interim financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results for the full year. The interim results should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-30123) and the Company's Registration Statement on Form S-1 (File No. 333-83698).

2.   New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations." SFAS No. 141 eliminates the pooling-of interest method of accounting for business combinations. SFAS No. 141 is effective for any business combination completed after June 30, 2001. The Company does not expect the application of SFAS No. 141 will have a material impact on its financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. SFAS No. 142 also establishes a new method of testing goodwill and other unamortized intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of that goodwill or other intangible asset below its carrying value. The amortization provisions of SFAS No. 142 apply to goodwill and other intangible assets acquired after June 30, 2001. The adoption of SFAS No. 142 on January 1, 2002 did not have a material impact on the Company's financial condition or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for financial periods after January 1, 2002. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company's financial condition or results of operations.

3.   Inventories

     Inventories consist of purchased pharmaceutical products and are stated at the lower cost or market. Cost is determined using the first-in, first-out method, and market is considered to be net realizable value. Inventories consist of finished product and bulk product awaiting processing and packaging into finished product. Inventories at March 31, 2002 and December 31, 2001 consisted of (in thousands):

                                             2002              2001
                                            -----             -----
        Bulk product .......................5,127               581
        Finished product ...................6,226             3,782
                                            -----             -----
                                           11,353             4,363
                                           ======             =====

     Samples primarily consist of product samples used in the sales and marketing efforts of the Company's products. Samples are expensed upon distribution. Sample inventories at March 31, 2002 and December 31, 2001 were $1.5 million and $1.1 million respectively.

4.   Earnings Per Share

     Below is the calculation of basic and diluted net income per share (in thousands, except per share data):




                                                   Quarter Ended   Quarter Ended
                                                     March 31,       March 31,
                                                       2002            2001


         Net income............................     $  3,037        $  1,227

         Weighted average common shares
            outstanding - basic.................      27,660          19,552

         Dilutive effect of stock  options......       1,095           2,037
                                                      ------           -----
         Weighted average common shares
            outstanding - diluted ..............      28,755          21,589

         Basic net income per share ............    $    .11         $   .06
                                                    ========         =======
         Diluted net income per share ..........    $    .11         $   .06
                                                    ========         =======

5.   Sular Acquisition

     On March 6, 2002, the Company acquired from AstraZenca UK Limited certain U.S. rights relating to the antihypertensive prescription medication Sular, which it believes will complement its existing cardiology product, Nitrolingual Pumpspray. The Company also entered into a long-term manufacturing, supply, and distribution agreement with Sular's current manufacturer, Bayer AG. The purchase price paid was $175.6 million in cash, including $623,000 in acquisition costs, plus the assumption of liabilities of $1,895,000 related to the return of product shipped prior to the acquisition date. There is a final $10 million payment due to be paid to Bayer within 30 days of the closing date, making the total purchase price $185.6 million. In addition, the Company must pay up to $30 million in additional purchase price after closing, based on the achievement of certain performance milestones during a specified period of time. The agreements include the purchase of the Sular license rights, certain tradenames and managed care contracts and a distribution agreement. The purchase price also includes $6,246,000 of product inventory. The purchase price was allocated among the fair values of the intangible and tangible assets acquired and the liabilities assumed and is being amortized over a period of five to twenty years. The managed care contracts are being amortized over a period of five years and the distribution agreement is being amortized over a period of ten years. All other intangibles are being amortized over twenty years. The weighted average amortization period is seventeen years. The results of the Sular line are included in the consolidated statements of operations from March 6, 2002 to March 31, 2002. The preliminary purchase price allocation is as follows (in thousands):

     The preliminary purchase price allocation is as follows (in thousands):

     License rights.................................................$  161,492
     Distribution agreement.........................................$   10,350
     Managed care contracts.........................................$    6,870
     Trade name.....................................................$    2,560
                                                                    ----------
     Total intangibles..............................................$  181,272
     Inventory .....................................................     6,246
                                                                    ----------
     Total assets ..................................................$  187,518
     Liabilities assumed ...........................................$   (1,895)
                                                                    ----------
     Total acquisition .............................................$  185,623
                                                                    ==========

     For the quarter ended March 31, 2002, aggregate amortization expense related to the Sular acquisition was $692,000 related to the 25 days from the purchase date to quarter end.

     The unaudited pro forma summary below presents certain financial information as if the Sular acquisition had occurred as of January 1, 2001. These pro forma results have been prepared for comparitive purposes and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2001. Additionally, these pro forma results are not indicative of future results (in thousands, except per share data):

                                                                For the
                                                        Quarter ended March 31,
                                                          2002            2001
                                                        -------         -------
         Net revenues...................................$33,644         $24,890
                                                        =======         =======
         Net income.....................................$ 5,627         $ 5,200
                                                        =======         =======
         Diluted net income per share...................$  0.16         $  0.18
                                                        =======         =======


     The purchase price allocation of Sular is preliminary and subject to revision to be finalized upon the ultimate resolution of the value of certain assets acquired and liabilities assumed, yet no later than the one year anniversary of the purchase date. The Company does not expect any such revisions will have a material impact on the Company's financial position or results of operations.

6.   Credit Facility

     In order to finance the Sular acquisition, the Company entered into a senior secured credit facility arranged through Deutsche Bank Securities Inc. The facility was entered into on March 5, 2002 and consists of a $127 million term loan and a $25 million revolving loan. For the Sular acquisition, the Company borrowed $127 million under the term loan and $10 million under the revolving loan. The term loan bore interest at the Eurodollar rate, plus a margin of 3.75% and matures in September 2002. Borrowings under the revolving loan bear interest at the Eurodollar rate plus a margin of 3.25% and mature in March 2005. Interest expense associated with this facility for the 26 days it was outstanding during the quarter ended March 31, 2002 was $1.4 million comprised of $558,000 of interest on the outstanding balance and amortization expense of $856,000 associated with the deferred financing costs of $3.1 million.

7.   Subsequent Events

     On April 5, 2002, the remaining $10 million of deferred purchase price for Sular was paid to Bayer. This was the final $10 million recorded as part of the original purchase price.

     On April 19, 2002, the Company completed its follow on offering of 6,500,000 shares of common stock. The underwriters exercised an option to purchase an additional 975,000 shares of common stock from the Company to cover any over-allotments bringing total shares sold to 7,475,000. The net proceeds from the offering were $152.6 million after exercise of the over-allotment option and after deducting offering expenses. Proceeds from the offering, which closed on April 24, 2002, were used to repay the debt incurred under the Company's senior secured credit facility and the balance of the proceeds will be used for other general corporate needs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read with the financial statements and related footnotes and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-30123) as well as information included in the registration statement on Form S-1, as amended, dated April 19, 2002. The results discussed below are not necessarily indicative of the results to be expected in any future periods. The following discussion contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ from the statements made.

OVERVIEW

     The Company is a specialty pharmaceutical company that currently markets and sells 17 brand name prescription products through its nationwide sales and marketing force of approximately 210 professionals. The Company focuses on the treatment of cardiovascular, obstetrical and gynecological, pediatric and gastroenterological conditions and disorders. The Company seeks to acquire and obtain licenses for pharmaceutical products that other companies do not actively market that have high sales growth potential, are promotion-sensitive and complement the Company's existing products. In addition, the Company seeks to increase the value of existing products by developing new formulations, using new delivery methods and seeking regulatory approval for new indications for existing products. The Company may also acquire companies with complementary products or development pipelines consistent with its therapeutic focus.

RESULTS OF OPERATIONS

     NET REVENUES. Net revenues increased $14.7 million or 118%, over the quarter ended March 31, 2001, to $27.1 million for the quarter ended March 31, 2002. Sales of continuing products (including Tanafed DM which we added to our Tanafed line in January 2002) for the quarter ended March 31, 2002 increased 45% compared to the quarter ended March 31, 2001. The increase in sales of continuing products for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 was primarily due to prescription growth in Robinul, Tanafed and Ponstel in 2002. According to IMS Health's National Prescription Audit Plus data, total prescriptions of our Ponstel product increased 46%, Robinul and Robinul Forte products increased 28% and our Tanafed products increased 4%. The increase in sales was also a result of the three newly acquired and licensed products added since the first quarter of 2001: Prenate in August 2001, Furadantin in December 2001, and Sular in March 2002.

     COST OF REVENUES. Cost of revenues increased $2.5 million or 143%, to $4.3 million for the quarter ended March 31, 2002 compared to $1.8 million for the quarter ended March 31, 2001.

     GROSS MARGIN. Gross margin for the quarter ended March 31, 2002 was 84% compared to 86% for the quarter ended March 31, 2001. This decrease resulted primarily from the change in product sales mix. Gross margins are expected to decrease as Sular has a lower gross margin than our other products.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $6.2 million or 79%, to $14.1 million for the quarter ended March 31, 2002. As a percentage of net revenues, selling, general and administrative expenses were 52% for the quarter ended March 31, 2002, as compared to 63% for the quarter ended March 31, 2001. Selling related expenses increased due to the outside commission and co-promotion expenses paid to Otsuka America Pharmaceutical, Inc. for our Nitrolingual Pumpspray co-promotion and to PDI for our Prenate co-promotion. The Company also had increased marketing expenses related to the launch of three new products. Selling expenses for the quarter ended March 31, 2002 also increased due to recruiting costs for 50 new sales professionals and costs associated with the aligning of the sales force into three specialties. The Company expects higher selling expenses in the second quarter of 2002 associated with the launch of Sular and expenses associated with the Company's annual sales meeting.

     General and administrative expenses increased due to personnel additions to the Company's management team and support personnel. There were also higher insurance costs due to increased insurance coverage. The Company also incurred increased professional fees in the first quarter of 2002 as compared to 2001. These fees relate to increased costs for audit, legal, and consulting services. General and administrative expenses will increase in second quarter 2002 and beyond due to relocation expenses and additional rental costs associated with our April 2002 relocation to a larger office and warehouse facility.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $1.8 million or 455% to $2.2 million for the quarter ended March 31, 2002. This increase resulted from higher amortization expense related to the acquisition of Prenate in August 2001, Furadantin in December 2001, and Sular in March 2002 as well as increased depreciation expense for furniture, computer equipment and leasehold improvements at the Company's corporate headquarters. In the first quarter of 2002, all leasehold improvements associated with the existing location were fully depreciated in anticipation of our move to our new location in early April. Amortization expenses will increase in second quarter 2002 and beyond due to the amortization of intangible assets acquired in connection with the Company's acquisition of Sular. Amortization expense could further increase if the Company concludes any more product acquisitions.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense decreased $303,000 or 49%, to $315,000 for the quarter ended March 31, 2002. The decrease was primarily due to the Company ceasing to amortize a future milestone payment since the Company did not achieve one of the milestones on its migraine development product for which it is currently negotiating an amendment to its development agreement. For the first quarter of 2002, research and development expenses were primarily related to the Robinul line extension.

     INTEREST EXPENSE. Interest expense increased $1.4 million for the quarter ended March 31, 2002 compared to $2,000 for the quarter ended March 31, 2001. This increase is a result of amortization expense related to deferred financing costs and other interest expenses associated with the credit facility obtained on March 5, 2002. Amortization expense was $856,000 and other interest expense was $558,000. In addition to the interest on outstanding borrowings, the Company will incur interest expense in the second quarter of 2002 of approximately $800,000 for the amortization of debt fees. In addition, the Company expects to record an extraordinary write off of $1.4 million of remaining debt fees in the second quarter of 2002 related to the Company's retirement of its term loan on April 24, 2002.

     INTEREST INCOME. Interest income was $190,000 for the quarter ended March 31, 2002 compared to $242,000 for the quarter ended March 31, 2001. The decrease in interest income was the result of the reduced amount of cash invested as the Company used the cash proceeds from the 2001 offering for the Prenate, Furadantin, and Sular acquisitions.

     PROVISION FOR INCOME TAXES. Income taxes were provided for at a rate of 38.5% in 2002 compared to 38.9% in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The  Company's  liquidity  requirements  arise from debt  service,  working capital requirements, product development activities and funding of acquisitions. The Company has met these cash requirements through cash from operations, proceeds from its line of credit, borrowings for product acquisitions and the issuance of common stock.

     The Company's cash and cash equivalents were $21.1 million at March 31, 2002. Net cash provided by operating activities for the three months ended March 31, 2002 was $10.2 million. This source of cash was primarily the result of net income plus non-cash depreciation, amortization, compensation expense, non-cash interest expense, increased accounts payable and accrued expenses, offset by increased accounts receivables, inventories, samples and prepaid expenses.

     Net cash used in investing activities for the three months ended March 31, 2002 was $177.9 million. The use of this cash was primarily for the Sular acquisition.

     Net cash provided by financing activities was $135.3 million for the three months ended March 31, 2002. This source of cash was the result of the new credit facility described below, as well as options exercised during the quarter.

     On March 5, 2002 we entered into a Credit Agreement for a senior secured credit facility arranged by Deutsche Bank Securities for $152 million consisting of a $127 million term loan and a $25 million revolving loan to fund the purchase of Sular and the Company's working capital requirements. The Company borrowed $127 million under the term loan facility and $10 million under the revolving loan facility in connection with its acquisition of Sular. The Company completed a follow-on offering of its common stock on April 24, 2002. In the offering, the Company sold 7,475,000 shares of common stock for net proceeds of $152.6 million. Proceeds from the offering were used to repay all of the debt incurred under its senior secured credit facility. The Company continues in effect its revolving credit facility. Borrowings under the revolving loan bear interests at the Company's option at the base rate in effect from time to time plus an applicable margin or the Eurodollar rate plus an applicable margin. The revolving loan matures in March 2005. The credit facility contains various restrictive covenants, including covenants relative to maintaining financial ratios and earnings, limitations on acquisitions, dispositions and capital expenditures, limitations on incurring additional indebtedness and prohibition on payment of dividends and other payments on our common stock.

     The Company  believes that its cash and cash  equivalents,  cash  generated from operations plus borrowings available under its senior secured credit facility will be adequate to fund its current working capital requirements for at least the next 12 months. However, in the event that the Company makes significant acquisitions in the future, it may be required to raise additional funds through additional borrowings or the issuance of debt or equity securities.

INFLATION

     The Company has experienced only moderate price increases under our agreements with third-party manufacturers as a result of raw material and labor price increases. The Company has generally passed these price increases along to its customers.

SEASONALITY

     Although the Company's business is generally non-seasonal, sales of certain products, such as cough and cold products, increase slightly between October and March due to the cold and flu season. The Company expects the impact of seasonality to decrease as it acquires or obtain licenses for products that treat chronic conditions. However, the Company anticipates that the seasonality may continue to affect sales for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

     The Company views its critical accounting policies to be those policies which are very important to the portrayal of its financial condition and results of operations, and require management's most difficult, complex or subjective judgments. The circumstances that make these judgments difficult or complex relate to the need for management to make estimates about the effect of matters that are inherently uncertain. The Company believes its critical accounting policies to be as follows:

     o Allowance for doubtful accounts. The Company is required to estimate the level of accounts receivable recorded in its balance sheet which will ultimately not be paid. Among other things, this assessment requires analysis of the financial strength of its customers, which can be highly subjective, particularly in the recent difficult general economic environment. The Company's policy is to estimate bad debt expense based on prior experience supplemented by a periodic customer specific review when needed.

     o Sales deductions. The Company provides volume rebates, contractual price reductions with drug wholesalers and insurance companies, and certain other sales related deductions on a regular basis. The exact level of these deductions is not always immediately known and thus the Company must record an estimate at the time of sale. The Company's estimates are based on historical experience with similar programs, and since it has a relatively small customer base, customer specific historical experience is often useful in determining the estimated level of deductions expected to be refunded to the Company's customers when sales incentives are offered.

     o Product returns. In the pharmaceutical industry, customers are normally granted the right to return product for a refund if the product has not been used prior to its expiration date, which is typically two to three years from the date of manufacture. Management is required to estimate the level of sales which will ultimately be returned pursuant to the Company's return policy, and record a related reserve at the time of sale. These amounts are deducted from the Company's gross sales to determine its net revenues. The Company's estimates take into consideration historical returns of a given product, all of which have been on the market for many years, product specific information provided by its customers and information obtained from independent sources regarding the levels of inventory being held by the Company's customers, as well as overall purchasing patterns by the Company's customers.

     o Intangible assets. When the Company acquires the rights to manufacture and sell a product, it records the cash purchase price, along with the value of the product related liabilities the Company assumes, as intangible assets. The Company uses the assistance of valuation experts to help it allocate the purchase price to the fair value of the various intangible assets the Company has acquired. Then, the Company must estimate the economic useful life of each of these intangible assets in order to amortize their cost as an expense in its statement of operations over the estimated economic useful life of the related asset. The factors that drive the actual economic useful life of a pharmaceutical product are inherently uncertain, and include patent protection, physician loyalty and prescribing patterns, competition by products prescribed for similar indications, future introductions of competing products not yet FDA approved, the impact of promotional efforts and many other issues. The Company uses all of these factors in initially estimating the economic useful lives of its products, and the Company also continuously monitors these factors for indications of appropriate revisions.

FORWARD LOOKING STATEMENTS

     The Management's Discussion and Analysis of Financial Condition and Results of Operations discussion as well as information contained elsewhere in this Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements about the following:

     o    the effect of any revisions to the Sular purchase price allocations;
     o    future gross margins;
     o    future selling expenses;
     o    future general and administrative expenses;
     o    future amortization expenses;
     o    the treatment of debt fees;
     o    adequacy of capital resources;
     o    adequacy of funds to fund working capital requirements; and
     o the ability to obtain future funds through additional borrowings or the issue of debt or equity securities.

     When used in this Report, the Company intends the words "may", "believe," "anticipate," "planned," "expect," "require," "intend," and "depend" to identify

"forward-looking statements." The Company's forward-looking statements involve uncertainties and other factors, including those described in the "Risk Factors" section of the Company's Prospectus dated April 19, 2002 under the headings "We expect our operating results to be substantially dependent upon our results of operations from Sular, and any factor adversely effecting sales of Sular could have a materially adverse effect on our sales and profits," "We may have difficulty maintaining our increasing sales of Sular, Prenate and Furadantin and successfully integrating these products into our business," "The costs we may incur to sell our new products may be disproportionately high relative to their expected revenues," "The potential growth rate for Sular may be limited by slower growth for the class of drugs to which Sular belongs," "We have no experience selling Sular, have only limited experience selling Furadantin and the Prenate products and there is no established market for Prenate GT," "The regulatory status of prenatal vitamins makes Prenate products subject to increased competition," "Our level of debt could reduce our growth and profitability," "Our growth will suffer if we do not acquire rights to new products and integrate them successfully," "We may encounter problems in the manufacture of our products that could limit our ability to sell our products," "Part of our growth strategy is to acquire businesses, which subjects us to additional risks," "We face generic and other competition that could lower prices and unit sales," "Strong competition exists for our products, and competitors have recently introduced new products and therapies that could make our products obsolete," "A small number of customers account for a large portion of our sales and the loss of one of them or changes in their purchasing patterns, could result in reduced sales," "If our products under development fail in clinical studies, if we fail or encounter difficulties in obtaining regulatory approval for new products or new uses of existing products, or if our development agreements are terminated, we will have expended significant resources for no return," "We or third parties may violate government regulations," "If third-parties payors do not adequately reimburse patients for our products, doctors may not prescribe them," "We depend on highly trained management, and we may not be able to keep current management or hire qualified management personnel in the future," "Product liability claims and product recalls could limit sales and increase costs," "We expect to require additional funding, and if we cannot obtain it, our sales, profits, acquisitions and development projects could suffer," "Competitors could offer a product competitive with Sular," "If we do not secure or enforce patents and other intellectual property rights, we could encounter increased competition that would adversely affect our operating results," "Our products could infringe the intellectual property rights of third parties, which could require us to pay license fees to defend litigation that would be expensive or prevent us from selling products," "The regulatory status of some or products makes these products subject to increased competition and other risks," "We face risks under one of our development agreements because the other party to the agreement is a related party," "Pohl-Boskamp can terminate our rights to Nitrolingual Pumpspray," "We have no experience selling products in other countries," "There is uncertainty concerning our continued use of Arthur Andersen LLP as our outside auditors," and "There is uncertainty concerning stockholder approval to increase our authorized common stock." We do not undertake to update our forward-looking statements to reflect future events or circumstances. These risk factors along with the others may cause actual results, performance or achievements, to be different from that suggested by the Company's forward-looking statements. You should not place undue reliance on forward-looking statements. The Company does not intend to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's operating results and cash flows are subject to fluctuations from changes in foreign currency exchange rates and interest rates. The Company's purchases of Nitrolingual Pumpspray under its agreement with Pohl-Boskamp and its purchases of Sular product inventory from Bayer are made in Euros. In addition, sales of Cognex are recognized in the foreign currencies of the respective European countries in which it is sold. While the effect of foreign currency translations has not been material to the Company's results of operations to date, currency translations on export sales or import purchases could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies.

     In connection with borrowings incurred under the senior secured credit facility, the Company will experience market risk with respect to changes in the general level of interest rates and its effect upon the Company's interest expense. Borrowings under this facility bear interest at variable rates. Because such rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, the Company's present exposure to interest rate fluctuations is primarily dependent on rate changes that may occur while the senior secured credit facility is outstanding.

                           PART II - OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

     There were no material developments during the three months ended March 31, 2002 in our previously reported legal proceedings with Ethex Corporation and Ther-Rx. Other than these legal proceedings, the Company is not a party to any material legal proceedings.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3.1* - Restated Certificate of Incorporation
          3.2* - Amended and Restated By-Laws
          4.1* - Form of Stock Certificate
          4.2**-  Credit   Agreement  dated  as  of  March  5,  2002  among  the
               Registrant, Various Lenders, Bank of America, N.A. as Syndicate Agent, LaSalle Bank National Association as Documentation Agent and Bankers Trust Company as Administrative Agent.
          10.1*** - Form of  Employment  Agreement  dated as of January 21, 2002 between the Registrant and its Executive Officers.
          10.2****  -  Asset  Purchase  Agreement  between  the  Registrant  and
               AstraZeneca UK Limited dated February 12, 2002.
          10.3*** -  First  Amendment  to the  Asset  Purchase  Agreement  dated
               January 17, 2002 between the  Registrant  and  Sanofi-Synthelabo,
               Inc.
          10.4**** - Exclusive  Distribution  Agreement effective as of December
               18,   1998   between   the   Registrant   and   Unisource,   Inc.

-----------------

* Incorporated by reference from Company's Registration Statement on Form S-1 (Commission File No. 333-30764.)
** Incorporated by reference from the Registrant's Current Report of Form 8-K filed on March 20, 2002 (Commission File No. 000-30123). Confidential treatment was granted for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.
*** Incorporated by reference from the Registrant's Form S-1 (Commission File No. 333-83698)
**** Incorporated  by reference from the Registrants  Form S-1 (Commission  File
     No. 333-83698). Confidential treatment was granted for certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended.

(b) The Registrant filed the following Forms 8-K during the quarter ended March 31, 2002:

     (i) On January 7, 2002, the Registrant filed a Form 8-K dated December 21, 2001 pursuant to Item 2 to report the acquisition of its Furadantin product.

     (ii) On March 5, 2002, the Registrant filed a Form 8-K/A dated December 21, 2001 pursuant to Item 2 to report the acquisition of its Furadantin product in which the Registrant incorporated the following financial information from its Form S-1 filed on March 5, 2002: (a) Statements of Net Sales and Product Contribution, (b) Notes to Financial Statements and (c) Pro Forma Financial Information.

     (iii)On March 5, 2002, the Registrant filed a Form 8-K/A dated August 21, 2001 pursuant to Item 2 to report the acquisition of its Prenate line of products in which the Registrant filed the following financial information: (a) Statement of Tangible Net Liabilities Sold, (b) Statements of Net Sales and Product Contribution, (c) Notes to Financial Statements and (d) Pro Forma Financial Information.

     (iv) On March 20, 2002, the Registrant filed a Form 8-K dated March 6, 2002 pursuant to Item 2 to report the acquisition of its Sular product in which the Registrant incorporated the following information from its Form S-1 filed on March 5, 2002 (Commission File No. 333-83698): (a) Statements of Net Assets To Be Sold, (b) Statements of Revenues and Direct Expenses, (c) Notes to Financial Statements and (d) Pro Forma Financial Information.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 6, 2002.


                               FIRST HORIZON PHARMACEUTICAL CORPORATION


                               By:      /s/ Mahendra G. Shah, Ph.D.
                                        ---------------------------
                                        Mahendra G. Shah, Ph.D.
                                        Chairman and Chief Executive Officer



                               By:      /s/ Balaji Venkataramans
                                        -------------------------------------
                                        Balaji Venkataraman
                                        Executive Vice President,
                                        Chief Financial Officer and Secretary
                                        (Principal Accounting and
                                        Financial Officer)