Form 10-Q
period 2002-06-30
FIRST HORIZON PHARMACEUTICAL CORP
filed 2002-08-14
CIK 1106773

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                        15(D) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 For the quarterly
                           period ended June 30, 2002

                          Commission File No. 000-30123



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


     As of August 8, 2002, there were 35,265,688 shares of the Registrant's Common Stock outstanding.

                    FIRST HORIZON PHARMACEUTICAL CORPORATION
                                    FORM 10-Q
                                      INDEX



PART I. FINANCIAL INFORMATION (UNAUDITED)                                                                 PAGE

        Item 1.     Consolidated Balance Sheets at June 30, 2002 and                                        1
                      December 31, 2001

                    Consolidated Statements of Operations for the three and six months ended June           2
                    30, 2002 and June 30, 2001

                    Consolidated Statements of Cash Flows for the six months ended                          3
                       June 30, 2002 and June 30, 2001

                    Notes to Condensed Consolidated Financial Statements                                    4

        Item 2.     Management's Discussion and Analysis of Financial Condition and                         8
                       Results of Operations

        Item 3.     Quantitative and Qualitative Disclosures about Market Risk                             13

PART II. OTHER INFORMATION

        Item 1.     Legal Proceedings                                                                      14

        Item 2.     Changes in Securities and Use of Proceeds                                              14

        Item 3.     Defaults Upon Senior Securities                                                        14

        Item 4.     Submission of Matters to a Vote of Security Holders                                    14

        Item 5.     Other Information                                                                      14

        Item 6.     Exhibits and Reports on Form 8-K                                                       14

                    Signatures                                                                             15


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS




                                   FIRST HORIZON PHARMACEUTICAL CORPORATION
                                          CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)

                                                             JUNE 30,          DECEMBER 31,
                                                               2002                2001
                                                               ----                ----
ASSETS
Current Assets:
       Cash and cash equivalents                            $  24,307           $  53,458
       Accounts receivable, net of allowance for
            doubtful accounts, discounts and
            contractual adjustments of  $1,481
            and $1,087 at June 30, 2002 and
            December 31, 2001, respectively                     18,422              12,244
       Inventories                                             15,082               4,363
       Samples and other prepaid expenses                       3,620               1,243
       Income taxes receivable                                         2,302               1,674
       Deferred tax assets                                      3,209                 323
                                                         -------------      --------------
             Total current assets                              66,942              73,305


Property and equipment, net                                     1,341                 710
Other Assets:
       Other assets                                               476               1,056
       Intangibles, net                                       267,303              92,849
       Long term deferred tax asset                                17               2,230
                                                         -------------      --------------
             Total other assets                               267,796              96,135

             Total assets                                     336,079             170,150
                                                         =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                     $   5,394           $   4,540
       Accrued expenses                                        29,677              22,102
                                                         -------------      --------------
             Total current liabilities                         35,071              26,642


Long-Term Liabilities:
       Other long-term liabilities                                 36                 144
                                                         -------------      --------------
             Total liabilities                                 35,107              26,786


Commitments and contingencies

Stockholders' Equity:
       Preferred stock, 1,000,000 shares authorized
         and none outstanding                                       -                   -
       Common stock, $0.001 par value; 100,000,000
         shares authorized; 35,272,237
         and  27,626,002  outstanding
         at June 30, 2002 and December 31, 2001,
         respectively                                              35                  28
       Additional paid-in-capital                             287,475             131,560
       Deferred compensation                                     (382)               (557)
       Retained Earnings                                       13,844              12,333
                                                         -------------      --------------
             Total stockholder's equity                       300,972             143,364

             Total liabilities and stockholders' equity    $  336,079          $  170,150
                                                         =============      ==============


               (See notes to consolidated financial statements)


                                         FIRST HORIZON PHARMACEUTICAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          FOR THE QUARTER ENDED               FOR THE SIX MONTHS ENDED
                                                    JUNE 30, 2002      JUNE 30, 2001      JUNE 30, 2002     JUNE 30, 2001
                                                    -------------      -------------      -------------     -------------

Net Revenues                                           $   26,006          $   12,979          $  53,126         $  25,432
Operating costs and expenses
     Cost of revenues                                       4,701               1,707              8,997             3,478
     Selling, general and administrative expenses,         16,755               7,582             30,904            15,483
     Depreciation and amortization                          4,137                 398              6,334               794
     Research and development expense                         286                 233                602               850
                                                      ------------        ------------        -----------       -----------
     Total operating costs and expenses                    25,879               9,920             46,837            20,605

Operating income                                              127               3,059              6,289             4,827
                                                      ------------        ------------        -----------       -----------
Other income (expense)
     Interest expense                                      (1,316)                  -             (2,731)               (2)
     Interest income                                          110                 657                301               899
     Other                                                      1                   2                  1                 2
                                                      ------------        ------------        -----------       -----------
     Total other income (expense)                          (1,205)                659             (2,429)              899

Income (loss) before provision for income taxes            (1,078)              3,718              3,860             5,726
Benefit (provision) for income taxes                          415              (1,450)            (1,486)           (2,230)
                                                      ------------        ------------        -----------       -----------
Net income before extraordinary loss                    $    (663)           $  2,268          $   2,374         $   3,496

Extraordinary loss on debt extinguishment,
     net of income taxes                                $    (863)           $      -          $   (863)         $       -
                                                      ------------        ------------        -----------       -----------
Net income (loss)                                       $  (1,526)           $  2,268          $   1,511         $   3,496
                                                      ============        ============        ===========       ===========
Net income (loss) per common share:

Basic:
     Income before extraordinary loss                   $   (0.02)           $   0.09           $   0.08         $    0.16
     Extraordinary loss on debt extinguishment, net
        of income taxes                                     (0.03)                  -              (0.03)                -
                                                      ------------        ------------        -----------       -----------
     Basic earnings per common share:                   $   (0.05)           $   0.09           $   0.05         $    0.16
                                                      ============        ============        ===========       ===========
Diluted:
     Income before extraordinary loss                   $   (0.02)           $   0.09           $   0.08         $    0.15
     Extraordinary loss on debt extinguishment, net
        of income taxes                                     (0.03)                  -              (0.03)                -
                                                      ------------        ------------        -----------       -----------
     Diluted earnings per common share:                 $   (0.05)          $   0.09            $   0.05         $    0.15
                                                      ============        ============        ===========       ===========
Weighted average common shares outstanding:
     Basic                                                  33,341            24,007              30,485            21,792
                                                      ============        ============        ===========       ===========
     Diluted                                                33,341            26,109            $ 31,513            23,842
                                                      ============        ============        ===========       ===========



                (See notes to consolidated financial statements)




                                   FIRST HORIZON PHARMACEUTICAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED, IN THOUSANDS)

                                                                              FOR THE SIX MONTHS ENDED
                                                                       JUNE 30, 2002           JUNE 30, 2001
                                                                       -------------           -------------

Cash flows from operating activities:
Net income                                                                    $   1,511              $   3,496
Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization                                           6,334                    794
          Non-cash interest expense                                               1,678                      -
          Non-cash extraordinary item                                             1,404                      -
          Deferred tax provision                                                   (673)                  (321)
          Non-cash compensation expense                                             175                    166
          Reduction in taxes payable - stock option exercises                      (215)                 2,045
          Changes in assets and liabilities, net of
             acquired assets and liabilities:
             Accounts receivable                                                 (6,178)                  (541)
             Inventories                                                         (4,473)                  (729)
             Samples and other prepaid expenses                                  (1,795)                  (167)
             Accrued expenses and other                                           7,466                    825
             Accounts payable                                                       854                   (277)
                                                                            ------------            -----------
                 Net cash provided by operating activities                        6,518                  5,291

Cash flows from investing activities:
       Purchase of product licenses and other intangibles                      (186,788)                     -
       Purchase of property and equipment                                          (878)                  (142)
                                                                            ------------            -----------
                 Net cash (used in) investing activities                       (187,666)                  (142)

Cash flows from financing activities:
       Capitalized financing costs incurred                                      (3,082)                      -
       Principal payments on long-term debt                                    (137,000)                   (221)
       Proceeds from issuance of common stock, net                              155,079                 84,045
       Proceeds from long-term debt                                             137,000                      -
                                                                            ------------            -----------
                 Net cash provided by financing activities                      151,997                 83,824

Net change in cash and cash equivalents                                        (29,151)                 88,973
Cash and cash equivalents, beginning of period                                  53,458                  14,228
                                                                            ------------            -----------
Cash and cash equivalents, end of period                                     $  24,307               $ 103,201

Supplemental Cash Flow Information:
Cash paid for taxes                                                          $   1,479               $   1,161
                                                                            ============            ===========
Cash paid for interest                                                       $   1,064               $       2
                                                                            ============            ===========



                    FIRST HORIZON PHARMACEUTICAL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (unaudited)


1.   Basis of Presentation

          The accompanying unaudited interim financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which management considers necessary for fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods. Certain footnote disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted from these interim financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results for the full year. The interim results should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-30123) and the Company's S-1 Registration Statement (File No. 333-83698).

2.   New Accounting Pronouncements

          In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations." SFAS No. 141 eliminates the pooling-of interest method of accounting for business combinations. SFAS No. 141 is effective for any business combination completed after June 30, 2001. The adoption of SFAS No. 141 on January 1, 2002 did not have an impact on the Company's financial condition or results of operations.

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

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for financial periods after January 1, 2002. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company's financial condition or results of operations.

          In April 2002, the FASB issued SFAS No. 145, "Revision of FAS Nos. 4, 44 and 64, Amendment of FASB 13 and Technical Corrections." SFAS No. 145 rescinds, amends or makes various technical corrections to certain existing authoritative pronouncements. The Company does not believe the adoption of SFAS No. 145 will have a material impact on the Company's financial condition or results of operations.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this SFAS No. 146 is required with the beginning of fiscal year 2003. The Company does not expect the adoption of SFAS No. 146 will have a material impact on the Company's financial condition or results of operations.

3.   Inventories

          Inventories consist of purchased pharmaceutical products and are stated at the lower cost or market. Cost is determined using the first-in, first-out method, and market is considered to be net realizable value. Inventories consist of finished product and bulk product awaiting processing and packaging into finished product. Inventories at June 30, 2002 and December 31, 2001 consisted of (in thousands):

                                                              2002      2001
                                                              ----      ----
                  Bulk product.........................     $  3,949   $  581
                  Finished product.....................       11,133    3,782
                                                              ------   ------
                                                            $ 15,082  $ 4,363
                                                              ======  =======

          Samples primarily consist of product samples used in the sales and marketing efforts of the Company's products. Samples are expensed upon distribution. Sample inventories at June 30, 2002 and December 31, 2001 were $2.5 million and $827,000, respectively.

4.   Accrued Expenses

          Accrued expenses at June 30, 2002 and December 31, 2001 consist of the following (in thousands):

                                                                      June 30, 2002      December 31, 2001
                                                                      -------------      -----------------
              Employee compensation and benefits                        $1,365                     $3,325
              Product returns                                            5,687                      3,374
              Sales deductions                                           8,037                      5,637
              Accrued royalties                                          1,598                      1,042
              Assumed liabilities - product acquisitions                 7,111                      5,593
              Other                                                      5,879                      3,131
                                                                         -----                      -----
                                                                       $29,677                    $22,102
                                                                        ======                     ======

5.   Earnings Per Share

          Below is the calculation of basic and diluted net (loss) income per share (in thousands, except per share data):

                                                                                                        Six Months      Six months
                                                              Quaretr Ended         Quarter Ended         ended           ended
                                                                 June 30,             June 30,           June 30,        June 30,
                                                                  2002                 2001                2002            2001
                                                              --------------        --------------      ------------    ------------


Net (loss) income before extraordinary loss                       (663)                 $2,268            $2,374          $3,496

Extraordinary loss on debt extinguishment, net of taxes           (863)                                     (863)
                                                              --------------        --------------      ------------    ------------
Net (loss) income                                              $(1,526)                 $2,268             $1,511         $3,496

Weighted average common shares outstanding - basic              33,341                  24,007             30,485         21,792

Dilutive effect of stock options                                     -                   2,102              1,028           2,050
                                                              --------------        --------------      ------------    ------------

Weighted average common shares outstanding - diluted            33,341                  26,109             31,513          23,842

Basic net (loss) income per share before extraordinary items   $  (.02)                $   .09            $   .08         $   .16
                                                              ==============        ==============      ============    ============
Extraordinary loss on debt extinguishment, net of taxes           (.03)                      -               (.03)               -
                                                              --------------        --------------      ------------    ------------
Basic earnings (loss) per share                                $  (.05)                $   .09            $   .05         $   .16
                                                              ==============        ==============      ============    ============

Diluted net (loss) income per share before extraordinary item  $  (.02)                    .09                .15

Extraordinary loss on debt extinguishment, net of taxes           (.03)                      -               (.03)               -
                                                              --------------        --------------      ------------    ------------
Diluted earnings (loss) per share                              $  (.05)                 $   .09           $   .05         $    .15
                                                              ==============        ==============      ============    ============

     For the quarter ended June 30, 2002, there were 1,933,511 potential common shares outstanding that were excluded from the diluted net (loss) per share calculation because their effect would have been anti-dilutive.

6.   Sular Acquisition

          On March 6, 2002, the Company acquired from AstraZenca UK Limited certain U.S. rights relating to the antihypertensive prescription medication Sular, which the Company believes will complement its existing cardiology product, Nitrolingual Pumpspray. The Company also entered into a long-term manufacturing, supply, and distribution agreement with Sular's current manufacturer, Bayer AG. The purchase price paid was $185.6 million in cash, including $623,000 in acquisition costs, plus the assumption of liabilities of $1,895,000 related to the return of product shipped prior to the acquisition date. In addition, the Company must pay up to $30 million in additional purchase price after closing, based on the achievement of certain performance milestones during a specified period of time. The agreements include the purchase of the Sular license rights, certain trade names and managed care contracts and a distribution agreement. The purchase price also included $6,246,000 of product inventory. The purchase price was allocated among the fair values of the intangible and tangible assets acquired and the liabilities assumed and is being amortized over a period of five to twenty years. The managed care contracts are being amortized over a period of five years and the distribution agreement is being amortized over a period of ten years. All other intangibles are being amortized over twenty years. The weighted average amortization period is seventeen years. The results of the Sular line are included in the consolidated statements of operations from March 6, 2002. The preliminary purchase price allocation was as follows (in thousands):

                  License rights..................................$ 161,492
                  Distribution agreement..........................$  10,350
                  Managed care contracts..........................$   6,870
                  Trade name......................................$   2,560
                                                                  ----------
                  Total intangibles...............................$ 181,272
                  Inventory.......................................$   6,246
                                                                   ---------
                  Total assets....................................$ 187,518
                  Liabilities assumed.............................$  (1,895)
                                                                  ----------
                  Total acquisition...............................$ 185,623
                                                                  =========

7.   Intangible Assets

          The following table reflects the components of intangible assets as of June 30, 2002 (in thousands):

                                                      Gross          Accumulated       Net         Estimated
                                                      Amount         Amortization     Amount      Useful Life
                                                      ------         ------------     ------      ------------
        Licensing rights                              $243,236         $(8,196)       $235,040       20 years
        Trade names                                     11,060            (348)         10,712       20 years
        Contracts                                        8,300            (613)          7,687       5 years
        Supply/Distribution agreements                  11,490            (619)         10,871    1.4 to 3 years
        Other intangibles                                3,081             (88)          2,993       20 years

        Total                                         $277,167         $(9,864)       $267,303        18.85
                                                      ========         =======        ========        =====

     For the three months ended June 30, 2002, amortization expense related to the intangible assets was $4,054,000. Amortization for the six months ended June 30, 2002 was $6,087,000. Amortization is calculated on a straight line basis over the estimated useful life of the intangible asset. Estimated annual amortization expense (in thousands) for each of the five succeeding fiscal years is as follows:

           Fiscal year ended December 31:    Amount
           ------------------------------    ------
                  2002                      $ 14,120
                  2003                      $ 16,065
                  2004                      $ 16,065
                  2005                      $ 16,065
                  2006                      $ 16,065

          The Company operates in a single segment, the sale and marketing of prescription products.

8.   Follow-On Offering

          On April 19, 2002, the Company completed its follow-on offering of 6,500,000 shares of common stock. The underwriters exercised an option to purchase an additional 975,000 shares of common stock from the Company to cover any over-allotments, bringing the total shares sold to 7,475,000. The net proceeds from the offering were $152.6 million after the exercise of the over-allotment option and after deducting offering expenses. Proceeds from the offering, which closed on April 24, 2002, were used to repay the debt incurred under the Company's senior secured credit facility and the balance of the proceeds will be used for other general corporate needs.

9.   Extraordinary Item

          In order to finance the Sular acquisition, the Company obtained a $152 million senior secured credit facility. The Company incurred $3.1 million of deferred financing costs associated with this credit facility. These deferred financing costs were being amortized over the anticipated facility repayment period. On April 24, 2002 the credit facility was repaid with the offering proceeds. The Company recognized an extraordinary loss of $863,000, net of income tax benefit of $540,000, related to the write off of loan costs.

10.  Subsequent Events

          On July 8, 2002, the Company announced a share buyback program. This program allows for the repurchase of up to $8 million in common stock until July 5, 2003.

          By notice given on July 12, 2002, the Company voluntarily terminated its credit facility arranged through Deutsche Bank Securities, Inc. pursuant to Section 3.02 of the Credit Agreement. At June 30, 2002, the Company was not in compliance with the financial covenants of the credit facility. As of June 30, 2002, there was no outstanding balance on the credit facility.

          On July 15, 2002, the Company announced the adoption of a shareholder rights plan. The plan is designed to protect Company shareholders from coercive or unfair takeover techniques that could deny them the opportunity to realize the full value of their investment. The terms of the plan provide for a dividend of one right to purchase a fraction of a share of a newly created class of preferred stock for each share of common stock outstanding as of the close of business on July 26, 2002, payable on August 9, 2002. The rights expire on July 26, 2012 and may only be exercised if certain conditions are met.

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

RESULTS OF OPERATIONS

     Net Revenues. Net revenues increased $13.0 million, or 100%, over the quarter ended June 30, 2001, to $26.0 million for the quarter ended June 30, 2002. Net revenues increased $27.7 million, or 109%, over the six month period ended June 30, 2001 to $53.1 million for the six months ended June 30, 2002. The increase in net revenues for the quarter and six month period was primarily a result of the three newly acquired and licensed products added since the second quarter of 2001: Prenate in August 2001, Furadantin in December 2001, and Sular in March 2002. The increase in sales was also due to prescription growth since June 30, 2001 in Ponstel, the Robinul line and Nitrolingual Pumpspray. According to IMS Health's National Prescription Audit Plus(TM) data, total prescriptions of Ponstel product increased 28% and Robinul products increased 27% for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

     The Company experienced erosion of sales of its Tanafed and Prenate products during the quarter ended June 30, 2002 due to increased competition from knock-off products resulting from pharmacists' substituting such knock-off products for the Company's products. Net revenues for the 2002 quarter were also adversely affected by distraction arising from the realignment of the Company's sales force that was completed during the second quarter. The Company expects to experience continued erosion of sales of Tanafed and Prenate due to competition from knock-off products. Subject to completion of the Company's development project for Tanafed, the Company plans to launch a line extension of Tanafed later during 2002 to seek to mitigate future pharmacists' substitutions for Tanafed. In addition, the Company is implementing a strategic education program to mitigate pharmacists' substitutions for Prenate.

     If the Company is successful in completing and introducing the line extension to Tanafed which the Company currently has under development, the Company anticipates that it may incur a expense estimated at $5 million associated with the launch of the Tanafed line to buy back Tanafed products held for sale by wholesalers and pharmacists.

     Cost of Revenues. Cost of revenues increased $3.0 million, or 175%, to $4.7 million for the quarter ended June 30, 2002 compared to $1.7 million for the quarter ended June 30, 2001. Cost of revenues increased $5.5 million, or 157%, to $9.0 million for the six months ended June 30, 2002 compared to $3.5 million for the six months ended June 30, 2001.

     Gross Margin. Gross margin for the quarter ended June 30, 2002 was 82% compared to 87% for the quarter ended June 30, 2001. For the six month period ended June 30, 2002 gross margin was 83% compared to 86% for the six month period ended June 30, 2001. This decrease in gross margin resulted primarily from the change in product sales mix and Sular having a lower gross margin as compared to our other products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $9.2 million, or 121%, to $16.8 million for the quarter ended June 30, 2002. Selling, general and administrative expenses increased $15.4 million, or 100%, for the six months ended June 30, 2002. As a percentage of net revenues, selling, general and administrative expenses were 64% for the quarter ended June 30, 2002, as compared to 58% for the quarter ended June 30, 2001. Selling related expenses increased due to the outside commission and co-promotion expenses paid to Otsuka America Pharmaceutical, Inc. for the Company's Nitrolingual Pumpspray co-promotion and to Professional Detailing, Inc. for the Company's Prenate co-promotion and the new Sular co-promotion that began in the second quarter of 2002. The Company also incurred additional marketing expenses in the quarter, related to the launch of the Sular product. Selling expenses for the quarter ended June 30, 2002 also increased due to training costs for 50 new sales professionals added during the second quarter and the Company's annual national sales meeting held in the second quarter.

     General and administrative expenses for the quarter ended June 30, 2002 increased due to costs associated with relocating to the Company's new headquarters. General and administrative expenses also increased due to increased insurance costs related to new products acquired.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $3.7 million, or 939%, to $4.1 million for the quarter ended June 30, 2002. Depreciation and amortization expense increased $5.5 million, or 687%, to $6.3 million for the six months ended June 30, 2002. This increase resulted from higher amortization expense related to the acquisition of Prenate in August 2001, Furadantin in December 2001, and Sular in March 2002 as well as increased depreciation expense for new furniture, computer equipment and leasehold improvements at the Company's new corporate headquarters. Amortization expense could increase if the Company acquires additional products.

     Research and Development Expense. Research and development expense increased $53,000, or 23%, to $286,000 for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001. Research and development expense decreased $248,000, or 29%, to $602,000 for the six months ended June 30, 2002 compared to $850,000 for the six months ended June 30, 2001. For the three and six month period ended June 30, 2002, research and development expenses were primarily related to the Robinul line extension development project.

     Interest Expense. Interest expense increased $1.3 million for the quarter ended June 30, 2002 compared to $0 for the quarter ended June 30, 2001. Interest expense was $2.7 million for the six months ended June 30, 2002 compared to $2,000 for the six months ended June 30, 2001. This increase is a result of the amortization of deferred financing costs and other interest expenses associated with the credit facility obtained on March 5, 2002 to finance the acquisition of Sular. The Company recorded an extraordinary write-off of $1.4 million of remaining debt fees in the second quarter of 2002 related to the Company's retirement of its term loan on April 24, 2002. The Company repaid all indebtedness outstanding under the credit facility in the second quarter of 2002 and has since terminated such credit facility.

     Interest Income. Interest income was $110,000 for the quarter ended June 30, 2002 compared to $657,000 for the quarter ended June 30, 2001. Interest income was $301,000 for the six months ended June 30, 2002 compared to $899,000 for the six months ended June 30, 2001. The decrease in interest income was the result of the reduced amount of cash invested as the Company used the cash proceeds from the Company's 2001 offering for the Prenate, Furadantin, and Sular acquisitions. Most of the cash proceeds from the Company's 2002 offering were used to repay indebtedness outstanding under the credit facility obtained to finance the Sular acquisition.

     Provision for Income Taxes. Income taxes were provided for at a rate of 38.5% in 2002 compared to 38.9% in 2001. The decrease is due to state income tax structuring initiatives.

LIQUIDITY AND CAPITAL RESOURCES

     The  Company's  liquidity  requirements  arise from debt  service,  working capital requirements, product development activities and funding of acquisitions. The Company has met these cash requirements through cash from operations, proceeds from its line of credit, borrowings for product acquisitions and the issuance of common stock.

     The Company's cash and cash equivalents were $24.3 million at June 30, 2002. Net cash provided by operating activities for the six months ended June 30, 2002 was $6.5 million. This source of cash was primarily the result of net income plus non-cash depreciation, amortization, compensation expense, and interest expense, increased accounts payable and accrued expenses, offset by increased accounts receivables, inventories, and samples and prepaid expenses.

     Net cash used in investing activities for the six months ended June 30, 2002 was $187.7 million. The use of this cash was primarily for the Sular acquisition.

     Net cash provided by financing activities was $152 million for the six months ended June 30, 2002. This source of cash was primarily the result of the follow-on stock offering in April. This amount was offset by the capitalized financing costs incurred to obtain the credit facility mentioned below.

     On March 5, 2002 we entered into a Credit Agreement for a senior secured credit facility arranged by Deutsche Bank Securities for $152 million consisting of a $127 million term loan and a $25 million revolving loan to fund the purchase of Sular and the Company's working capital requirements. The Company borrowed $127 million under the term loan facility and $10 million under the revolving loan facility in connection with its acquisition of Sular. The Company completed a follow-on offering of its common stock on April 24, 2002. In the offering, the Company sold 7,475,000 shares of common stock for net proceeds of $152.6 million. Proceeds from the offering were used to repay all of the debt incurred under the Company's senior secured credit facility. Borrowings under the revolving loan bore interest at the Company's option at the base rate in effect from time to time plus an applicable margin or the Eurodollar rate plus an applicable margin. The credit facility contained various restrictive covenants, including covenants relative to maintaining financial ratios and earnings, limitations on acquisitions, dispositions and capital expenditures, limitations on incurring additional indebtedness and prohibition on payment of dividends and other payments on our common stock. The Company was not in compliance with certain of the financial covenants contained in such credit facility at June 30, 2002. The Company voluntarily terminated this credit facility in July 2002 pursuant to Section 3.02 of the Credit Agreement.

     The Company believes that its cash and cash equivalents and cash generated from operations will be adequate to fund its current working capital requirements for at least the next 12 months. However, in the event that the Company makes significant acquisitions in the future, it may be required to raise additional funds through additional borrowings or the issuance of debt or equity securities.

INFLATION

     The Company has only moderate price increases under its agreements with third-party manufacturers as a result of raw material and labor price increases. The Company has generally passed these price increases along to its customers.

SEASONALITY

     Although the Company's business is generally non-seasonal, sales of certain products, such as cough and cold products, increase slightly between October and March due to the cold and flu season. The Company expects the impact of seasonality to decrease as the Company acquires or obtains licenses for products that treat chronic conditions. However, the Company anticipates that the seasonality may continue to affect sales for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

     The Company views its critical accounting policies to be those policies which are very important to the portrayal of the Company's financial condition and results of operations, and require management's most difficult, complex or subjective judgments. The circumstances that make these judgments difficult or complex relate to the need for management to make estimates about the effect of matters that are inherently uncertain. The Company believes its critical accounting policies to be as follows:

     o Allowance for doubtful accounts. The Company is required to estimate the level of accounts receivable recorded in its balance sheet that will ultimately not be paid. Among other things, this assessment requires analysis of the financial strength of the Company's customers, which can be highly subjective, particularly in the recent difficult general economic environment. The Company's policy is to estimate bad debt expense based on prior experience supplemented by a periodic customer specific review.

     o Sales deductions. The Company provides volume rebates, contractual price reductions with drug wholesalers and insurance companies, and certain other sales related deductions on a regular basis. The exact level of these deductions is not always immediately known and thus the Company must record an estimate at the time of sale. The Company's estimates are based on historical experience with similar programs, and since the Company has a relatively small customer base, customer specific historical experience is often useful in determining the estimated level of deductions expected to be refunded to the Company's customers when sales incentives are offered.

     o Product returns. In the pharmaceutical industry, customers are normally granted the right to return product for a refund if the product has not been used prior to its expiration date, which is typically two to three years from the date of manufacture. The Company's return policy allows product returns for products within a twelve-month window - from six months prior to the expiration date and up to six months after the expiration date. Management is required to estimate the level of sales that will ultimately be returned pursuant to the Company's return policy, and record a related reserve at the time of sale. These amounts are deducted from the Company's gross sales to determine the Company's net revenues. The Company's estimates take into consideration historical returns of a given product, all of which have been on the market for many years, product specific information provided by the Company's customers and information obtained from independent sources regarding the levels of inventory being held by the Company's customers, as well as overall purchasing patterns by the Company's customers.

     o Intangible assets. When the Company acquires the rights to manufacture and sell a product, the Company records the cash purchase price, along with the value of the product related liabilities the Company assumes, as intangible assets. The Company uses the assistance of valuation experts to help the Company allocate the purchase price to the fair value of the various intangible assets the Company has acquired. Then, the Company must estimate the economic useful life of each of these intangible assets in order to amortize their cost as an expense in the Company's statement of operations over the estimated economic useful life of the related asset. The factors that drive the actual economic useful life of a pharmaceutical product are inherently uncertain, and include patent protection, physician loyalty and prescribing patterns, competition by products prescribed for similar indications, future introductions of competing products not yet FDA approved, the impact of promotional efforts and many other issues. The Company uses all of these factors in initially estimating the economic useful lives of the Company's products, and the Company also continuously monitors these factors for indications of appropriate revisions.

FORWARD LOOKING STATEMENTS

     The Management's Discussion and Analysis of Financial Condition and Results of Operations discussion as well as information contained elsewhere in this Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements about the following:

     o the impact of accounting pronouncements on the Company's financial condition or results of operations;

     o developing new formulations, new delivery methods and seeking new indications for existing products;

     o    the ability to acquire or license  products;

     o    the  ability to acquire  other  businesses;

     o    the Company's product development efforts;

     o timing, characteristics, success of, and the amount of charges associated with the planned launch of the Tanafed line extension;

     o mitigation of the pharmacy substitutions for Prenate as a result of the Company's strategic education program;

     o    future gross margins; o capital  expenditures;

     o    future  amortization  expenses;  o adequacy  of capital  resources;

     o    adequacy  of funds to fund  working  capital  requirements;  and

     o the ability to obtain future funds through additional borrowings or the issue of debt or equity securities.

     When used in this Report, the Company intends the words "may", "believe," "anticipate," "planned," "expect," "require," "intend," and "depend" to identify "forward-looking statements." The Company's forward-looking statements involve uncertainties and other factors, including those described in the "Risk Factors" section of the Company's Prospectus dated April 19, 2002 under the headings "We expect our operating results to be substantially dependent upon our results of operations from Sular, and any factor adversely effecting sales of Sular could have a materially adverse effect on our sales and profits," "We may have difficulty maintaining our increasing sales of Sular, Prenate and Furadantin and successfully integrating these products into our business," "The costs we may incur to sell our new products may be disproportionately high relative to their expected revenues," "The potential growth rate for Sular may be limited by slower growth for the class of drugs to which Sular belongs," "We have no experience selling Sular, have only limited experience selling Furadantin and the Prenate products and there is no established market for Prenate GT," "The regulatory status of prenatal vitamins makes Prenate products subject to increased competition," "Our level of debt could reduce our growth and profitability," "Our growth will suffer if we do not acquire rights to new products and integrate them successfully," "We may encounter problems in the manufacture of our products that could limit our ability to sell our products," "Part of our growth strategy is to acquire businesses, which subjects us to additional risks," "We face generic and other competition that could lower prices and unit sales," "Strong competition exists for our products, and competitors have recently introduced new products and therapies that could make our products obsolete," "A small number of customers account for a large portion of our sales and the loss of one of them or changes in their purchasing patterns, could result in reduced sales," "If our products under development fail in clinical studies, if we fail or encounter difficulties in obtaining regulatory approval for new products or new uses of existing products, or if our development agreements are terminated, we will have expended significant resources for no return," "We or third parties may violate government regulations," "If third-parties payors do not adequately reimburse patients for our products, doctors may not prescribe them," "We depend on highly trained management, and we may not be able to keep current management or hire qualified management personnel in the future," "Product liability claims and product recalls could limit sales and increase costs," "We expect to require additional funding, and if we cannot obtain it, our sales, profits, acquisitions and development projects could suffer," "Competitors could offer a product competitive with Sular," "If we do not secure or enforce patents and other intellectual property rights, we could encounter increased competition that would adversely affect our operating results," "Our products could infringe the intellectual property rights of third parties, which could require us to pay license fees to defend litigation that would be expensive or prevent us from selling products," "The regulatory status of some or products makes these products subject to increased competition and other risks," "We face risks under one of our development agreements because the other party to the agreement is a related party," "Pohl-Boskamp can terminate our rights to Nitrolingual Pumpspray," and "We have no experience selling products in other countries," We do not undertake to update our forward-looking statements to reflect future events or circumstances. These risk factors along with the others may cause actual results, performance or achievements, to be different from that suggested by the Company's forward-looking statements. You should not place undue reliance on forward-looking statements. The Company does not intend to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements.

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

                           PART II - OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

     There were no material developments during the three months ended June 30, 2002 in our previously reported legal proceedings with Ethex Corporation and Ther-Rx. Other than these legal proceedings, the Company is not a party to any material legal proceedings.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 15, 2002, the Company announced the adoption of a shareholder rights plan. The plan is designed to protect Company shareholders from coercive or unfair takeover techniques that could deny them the opportunity to realize the full value of their investment. The terms of the plan provide for a dividend of one right to purchase a fraction of a share of a newly created class of preferred stock for each share of common stock outstanding as of the close of business on July 26, 2002, payable on August 9, 2002. The rights expire on July 26, 2012 and may only be exercised if certain conditions are met. The Company also entered into a Shareholder Protection Rights Agreement with LaSalle Bank National Association ("LaSalle") whereby LaSalle agreed to act as rights agent. A copy of the Shareholder Protection Rights Agreement was filed as an exhibit to the Company's Registration Statement on Form 8-A filed on July 16, 2002 (Commission File No. 000-30123).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     At June 30, 2002, the Company was not in compliance with financial covenants under its senior secured credit facility arranged through Deutsche Bank Securities, Inc. At June 30, 2002, the outstanding balance on the senior secured credit facility was zero. The Company voluntarily terminated this credit facility by notice given on July 12, 2002 pursuant to Section 3.02 of the Credit Agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders held May 24, 2002, Pierre Lapalme and Patrick Zenner were re-elected to Company's Board of Directors as Class C Directors. There were 24,448,364 shares voted for and 275,252 shares withheld for Pierre Lapalme and 24,392,205 shares voted for and 331,411 shares withheld for Patrick Zenner. The Company's Class A Directors, John N. Kapoor, Ph.D., and Jerry Ellis and Class B Directors, Mahendra G. Shah, Ph.D. and Jon Saxe continue to serve on the Board. The terms of the Class A, B and C Directors expire at the annual meeting of stockholders in fiscal years 2003, 2004 and 2005, respectively.

     Stockholders also voted at the annual meeting of stockholders to amend the Company's Certificate of Incorporation to increase the number of authorized shares of common stock to 100,000,000. There were 22,217,348 shares voted for, 2,490,009 shares voted against, and 16,259 shares voted to abstain from the proposal to amend the Certificate of Incorporation.

     Stockholders also voted at the annual meeting of stockholders to approve and adopt the First Horizon Pharmaceutical Corporation 2002 Stock Plan. There were 14,190,440 shares voted for, 8,960,791 shares voted against, and 25,805 shares voted to abstain from the proposal to adopt the 2002 Stock Plan.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3.1* -    Restated Certificate of Incorporation

          3.2* -    Amended and Restated By-Laws

          3.3** -   Certificate   of  Amendment  of  Restated   Certificate   of
                    Incorporation

          4.1* -    Form of Stock Certificate

          10.1*** - First Horizon Pharmaceutical Corporation 2002 Stock Plan

          99.1** -  Certification  of the Chief  Executive  Officer  Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

          99.2** -  Certification  of the Chief  Financial  Officer  Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

--------------------------

          *    Incorporated by reference from Company's  Registration  Statement on Form S-1 (Commission File No. 333-30764).
          **   Filed herein.
          ***  Incorporated  by reference from the Company's Proxy Statement for its May 24, 2002 annual meeting.

     (b) The Registrant filed the following Forms 8-K during the quarter ended June 30, 2002:

          (i) On May 31, 2002, the Registrant filed a Form 8-K dated May 24, 2002 pursuant to Item 4 approving the dismissal of Arthur Andersen LLP as the independent auditor of the Company.

          (ii) On June 11, 2002, the Registrant filed a Form 8-K/A dated May 24, 2002 pursuant to Item 4 approving the dismissal of Arthur Andersen LLP as the independent auditor of the Company.

          (iii) On June 12, 2002, the Registrant filed a Form 8-K dated June 7, 2002 pursuant to Item 4 engaging Deloitte & Touche LLP as its independent auditor for the fiscal year ending December 31, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2002.


                          FIRST HORIZON PHARMACEUTICAL CORPORATION


                          By:      /s/ Mahendra G. Shah, Ph.D.
                                   --------------------------------------------
                                   Mahendra G. Shah, Ph.D.
                                   Chairman and Chief Executive Officer



                          By:      /s/ Balaji Venkataraman
                                   --------------------------------------------
                                   Balaji Venkataraman
                                   Executive Vice President,
                                   Chief Financial Officer and Secretary
                                   (Principal Accounting and Financial Officer)



                                       16
1499901