Form 10-Q/A
period 2002-06-30
FIRST HORIZON PHARMACEUTICAL CORP
filed 2002-08-16
CIK 1106773

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

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

This Amendment is being filed to correct typographical errors in the Form 10-Q filed on August 14, 2002. The corrections appear in the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002, Note 5 of the Notes to the Consolidated Financial Statements and Exhibit 99.2 to this Quarterly Report.


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
                                                      ============        ============        ===========       ===========



                (See notes to consolidated financial statements)




                                   FIRST HORIZON PHARMACEUTICAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED, IN THOUSANDS)

                                                                              FOR THE SIX MONTHS ENDED
                                                                       JUNE 30, 2002           JUNE 30, 2001
                                                                       -------------           -------------

Cash flows from operating activities:
Net income                                                                    $   1,511              $   3,496
Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization                                           6,334                    794
          Non-cash interest expense                                               1,678                      -
          Non-cash extraordinary item                                             1,404                      -
          Deferred tax provision                                                   (673)                  (321)
          Non-cash compensation expense                                             175                    166
          Reduction in taxes payable - stock option exercises                       215                  2,045
          Changes in assets and liabilities, net of
             acquired assets and liabilities:
             Accounts receivable                                                 (6,178)                  (541)
             Inventories                                                         (4,473)                  (729)
             Samples and other prepaid expenses                                  (1,795)                  (167)
             Accrued expenses and other                                           7,466                    825
             Accounts payable                                                       854                   (277)
                                                                            ------------            -----------
                 Net cash provided by operating activities                        6,518                  5,291

Cash flows from investing activities:
       Purchase of product licenses and other intangibles                      (186,788)                     -
       Purchase of property and equipment                                          (878)                  (142)
                                                                            ------------            -----------
                 Net cash (used in) investing activities                       (187,666)                  (142)

Cash flows from financing activities:
       Capitalized financing costs incurred                                      (3,082)                      -
       Principal payments on long-term debt                                    (137,000)                   (221)
       Proceeds from issuance of common stock, net                              155,079                 84,045
       Proceeds from long-term debt                                             137,000                      -
                                                                            ------------            -----------
                 Net cash provided by financing activities                      151,997                 83,824

Net change in cash and cash equivalents                                        (29,151)                 88,973
Cash and cash equivalents, beginning of period                                  53,458                  14,228
                                                                            ------------            -----------
Cash and cash equivalents, end of period                                     $  24,307               $ 103,201

Supplemental Cash Flow Information:
Cash paid for taxes                                                          $   1,479               $   1,161
                                                                            ============            ===========
Cash paid for interest                                                       $   1,064               $       2
                                                                            ============            ===========



                    FIRST HORIZON PHARMACEUTICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (unaudited)


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
                                                                        ======                     ======

5.   Earnings Per Share

          Below is the calculation of basic and diluted net (loss) income per share (in thousands, except per share data):

                                                                                                        Six Months      Six months
                                                              Quaretr Ended         Quarter Ended         ended           ended
                                                                 June 30,             June 30,           June 30,        June 30,
                                                                  2002                 2001                2002            2001
                                                              --------------        --------------      ------------    ------------


Net (loss) income before extraordinary loss                       (663)                 $2,268            $2,374          $3,496

Extraordinary loss on debt extinguishment, net of taxes           (863)                                     (863)
                                                              --------------        --------------      ------------    ------------
Net (loss) income                                              $(1,526)                 $2,268             $1,511         $3,496

Weighted average common shares outstanding - basic              33,341                  24,007             30,485         21,792

Dilutive effect of stock options                                     -                   2,102              1,028           2,050
                                                              --------------        --------------      ------------    ------------

Weighted average common shares outstanding - diluted            33,341                  26,109             31,513          23,842

Basic net (loss) income per share before extraordinary items   $  (.02)                $   .09            $   .08         $   .16
                                                              ==============        ==============      ============    ============
Extraordinary loss on debt extinguishment, net of taxes           (.03)                      -               (.03)               -
                                                              --------------        --------------      ------------    ------------
Basic earnings (loss) per share                                $  (.05)                $   .09            $   .05         $   .16
                                                              ==============        ==============      ============    ============

Diluted net (loss) income per share before extraordinary item  $  (.02)                $   .09            $   .08         $   .15

Extraordinary loss on debt extinguishment, net of taxes           (.03)                      -               (.03)               -
                                                              --------------        --------------      ------------    ------------
Diluted earnings (loss) per share                              $  (.05)                 $   .09           $   .05         $    .15
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

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 16, 2002.


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