Form 10-Q
period 2002-09-30
FIRST HORIZON PHARMACEUTICAL CORP
filed 2002-11-12
CIK 1106773

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       ---------------------------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 For the
                    quarterly period ended September 30, 2002

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     As of November 5, 2002, there were 35,443,392 shares of the Registrant's Common Stock outstanding.



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                    FIRST HORIZON PHARMACEUTICAL CORPORATION
                                    FORM 10-Q
                                      INDEX



PART I.          FINANCIAL INFORMATION (UNAUDITED)

          Item 1.  Consolidated Balance Sheets at September 30, 2002 and
                   December 31, 2001                                                         1

                   Consolidated Statements of Operations for the three and nine
                   months ended September 30, 2002 and September 30, 2001                    2

                   Consolidated  Statements  of Cash Flows for the nine  months
                   ended September 30, 2002 and September 30, 2001                           3

                   Notes to Consolidated Financial Statements                                4

          Item 2.  Management's  Discussion and Analysis of Financial  Condition
                   and Results of Operations                                                10

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk               16

          Item 4.  Controls and Procedures                                                  16

PART II.         OTHER INFORMATION

          Item 1.  Legal Proceedings                                                        17

          Item 2.  Changes in Securities and Use of Proceeds                                17

          Item 3.  Defaults Upon Senior Securities                                          18

          Item 4.  Submission of Matters to a Vote of Security Holders                      18

          Item 5.  Other Information                                                        18

          Item 6.  Exhibits and Reports on Form 8-K                                         18

                   Signatures                                                               19

                   Certifications                                                           20


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                                                     September 30,              December 31,
                                                                          2002                      2001
                                                                          ----                      ----
    ASSETS
    Current Assets:
         Cash and cash equivalents                                     $     19,322               $    53,458
         Accounts receivable, net of allowance for
             doubtful accounts, discounts and
             contractual adjustments of $1,141,000 and
             $1,087,000 at September 30,2002 and
             December 31, 2001, respectively                                 25,756                    12,244
         Inventories                                                         15,547                     4,363
         Samples and other prepaid expenses                                   4,469                     1,243
         Taxes receivable                                                       184                     1,674
         Deferred tax assets                                                  5,955                       323

                                                                     ---------------            --------------
                        Total current assets                                 71,233                    73,305

    Property and equipment, net                                               1,520                       710
    Other Assets:
         Other assets                                                            61                     1,056
         Intangibles, net                                                   263,791                    92,849
         Long term deferred tax asset                                             -                     2,230

                                                                     ---------------            --------------
                        Total other assets                                  263,852                    96,135

                        Total assets                                   $    336,605               $   170,150
                                                                     ===============            ==============

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
         Accounts payable                                              $      4,576               $     4,540
         Accrued expenses                                                    30,523                    22,102
                                                                     ---------------            --------------
                   Total current liabilities                                 35,099                    26,642

    Long-Term Liabilities:
         Other long-term liabilities                                              -                       144
         Deferred tax liabilities                                               682                         -
                                                                     ---------------            --------------

                    Total liabilities                                        35,781                    26,786

    Commitments and contingencies

    Stockholders' Equity:
         Preferred stock, 1,000,000 share authorized and none                     -                         -
         outstanding
    Common stock,  $0.001 par value;  100,000,000 shares
         authorized, 35,295,837 and 27,626,002 outstanding at
         September 30, 2002 and December 31, 2001, respectively                  35                        28
    Additional paid in capital                                              287,102                   131,560
    Deferred compensation                                                      (294)                     (557)
    Retained earnings                                                        13,981                    12,333
                                                                     ---------------            --------------

                   Total stockholder's equity                               300,824                   143,364

                   Total liabilities and stockholders' equity          $    336,605               $     170,150
                                                                     ===============             ==============


                (See notes to consolidated financial statements)

                    First Horizon Pharmaceutical Corporation
                      Consolidated Statements of Operations
                (unaudited, in thousands, except per share data)

                                                         For The Quarter Ended                    For The Nine Months Ended
                                                September 30, 2002    September 30, 2001     September 30, 2002   September 30, 2001
                                                ------------------    ------------------     ------------------   ------------------

  Net Revenues
         Net revenues from product sales          $        28,244       $         18,510       $       81,370       $        43,942
         Reduction of product returns accrual               2,633                      -                2,633                     -
         Tanafed accrual                                  (3,771)                      -              (3,771)                     -
                                                -------------------    ------------------     ----------------     -----------------
               Total net revenues                          27,106                 18,510               80,232                43,942

  Operating costs and expenses
         Cost of revenues from product sales                5,505                  2,830               14,502                 6,307
         Prenate GT write-off                                 700                      -                  700                     -
         Tanafed inventory write-off                        1,220                      -                1,220                     -
                                                -------------------    ------------------     ----------------     -----------------
               Total cost of revenues                       7,425                  2,830               16,422                 6,307

         Selling, general and administrative
         expenses                                          15,125                  9,733               46,029                25,216
         Depreciation and amortization                      4,115                    930               10,450                 1,724
         Research and development expense                     217                    538                  819                 1,389
                                                -------------------    ------------------     ----------------     -----------------
               Total operating costs and
               expenses                                    26,882                 14,031               73,720                34,636
                                                -------------------    ------------------     ----------------     -----------------

  Operating income                                            224                  4,479                6,512                 9,306
                                                -------------------    ------------------     ----------------     -----------------

  Other income (expense)
         Interest expense                                     (45)                      -              (2,776)                   (2)
         Interest income                                       82                    689                  383                 1,588
         Other                                                  8                      1                    9                     3
                                                -------------------    ------------------     ----------------     -----------------
               Total other income (expense)                    45                    690               (2,384)                1,589
                                                -------------------    ------------------     ----------------     -----------------

  Income before provision for income taxes                    269                  5,169                4,128                10,895
  Provision for income taxes                                (131)                (2,010)              (1,617)               (4,240)
                                                -------------------    ------------------     ----------------     -----------------

  Net income before extraordinary items           $           138       $          3,159       $        2,511       $         6,655

  Extraordinary loss on debt extinguishment,
  net of taxes                                    $             -       $              -       $        (863)       $             -

  Net income                                      $           138       $          3,159       $        1,648       $         6,655
                                                ===================    ==================     =================  ===================

  Basic:
  Income before extraordinary loss                $          0.00       $           0.12       $         0.08       $          0.28
         Extraordinary loss on debt
         extinguishment, net of taxes                        0.00       $           0.00       $       (0.03)                  0.00
                                                ===================    ==================     ================== ===================

         Basic earnings per common share:         $          0.00       $           0.12       $         0.05                  0.28
                                                ===================    ==================     ================== ===================

  Diluted:
  Income before extraordinary loss                $          0.00       $           0.11       $         0.08       $          0.26
         Extraordinary loss on debt
         extinguishment, net of taxes                        0.00                   0.00               (0.03)                  0.00
                                                -------------------    ------------------     ----------------     -----------------
  Diluted earnings per common share:              $          0.00       $           0.11       $         0.05       $          0.26

  Weighted average common shares outstanding:
         Basic                                             35,265                 26,969               32,129                23,537
                                                ===================    ==================     ================== ===================
         Diluted                                           35,757                 29,212               33,006                25,590
                                                ===================    ==================     ================== ===================

                                         (See notes to consolidated financial statements)


                    First Horizon Pharmaceutical Corporation
                      Consolidated Statements of Cash Flows
                            (unaudited, in thousands)


                                                                                 For The Nine Months Ended
                                                                        September 30, 2002        September 30, 2001
                                                                        ------------------        ------------------

Cash flows from operating activities:
Net income                                                                    $        1,648             $        6,655
Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                               10,450                      1,724
          Non-cash interest expense                                                    1,678                          -
          Non-cash extraordinary item                                                  1,404                          -
          Deferred tax provision                                                     (2,719)                      (555)
          Non-cash compensation expense                                                  262                        268
          Reduction in taxes payable - stock option exercises                            899                      3,922
          Changes in assets and liabilities, net of acquired assets and liabilities:
                  Accounts receivable                                                (13,512)                   (5,143)
                  Inventories                                                         (4,938)                     (320)
                  Samples and other prepaid expenses                                  (2,230)                     (263)
                  Accrued expenses and other                                            9,766                     4,054
                  Accounts payable                                                         36                     2,885
                                                                              ----------------           ----------------

             Net cash provided by operating activities                                  2,744                    13,227

Cash flows from investing activities:
       Purchase of product licenses and other intangibles                           (187,297)                  (51,877)
       Purchase of property and equipment                                             (1,152)                     (206)
                                                                              ----------------           ----------------

             Net cash used in investing activities                                  (188,449)                  (52,083)

Cash flows from financing activities:
       Capitalized financing costs incurred                                           (3,081)                         -
       Principal payments on long-term debt                                         (137,000)                     (221)
       Proceeds from secondary offering                                              154,726                    84,325
       Proceeds from long-term debt                                                  137,000                         -
       Repurchase of common stock                                                        (76)                         -
                                                                              ----------------           ----------------

             Net cash provided by financing activities                                151,569                    84,104

Net change in cash and cash equivalents                                              (34,136)                    45,248
Cash and cash equivalents, beginning of period                                         53,458                    14,228
                                                                              ----------------           ----------------
Cash and cash equivalents, end of period                                      $        19,322            $       59,476
                                                                              =================          ================
Supplemental Cash Flow Information:
Cash paid for taxes                                                           $         1,482            $          513
                                                                              ----------------           ----------------

Cash paid for interest                                                        $         1,109            $            2
                                                                              ----------------           ----------------
                                   (See notes to consolidated financial statements)



                    FIRST HORIZON PHARMACEUTICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (unaudited)


1.   Basis of Presentation

          The accompanying unaudited interim financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which management considers necessary for fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods. Certain footnote disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted from these interim financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results for the full year. The interim results should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-30123) and the Company's Prospectus (File No. 333-83698) filed on April 19, 2002.

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

          In April 2002, the FASB issued SFAS No. 145, "Revision of FAS Nos. 4, 44 and 64, Amendment of FASB 13 and Technical Corrections." SFAS No. 145 rescinds, amends or makes various technical corrections to certain existing authoritative pronouncements and is effective for fiscal years beginning after May 2002 for the rescission of FAS No. 4 and FAS No. 13, and all other provisions are effective for financial statements issued on or after May 15, 2002. Early adoption is encouraged. The Company does not believe the adoption of SFAS No. 145 will have a material impact on the Company's financial condition or results of operations.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. The Company does not expect the adoption of SFAS No. 146 will have a material impact on the Company's financial condition or results of operations.

3.   Accounts Receivable

          The Company is required to estimate the level of accounts receivable recorded in its balance sheet that will ultimately not be paid. Among other things, this assessment requires analysis of the financial strength of the Company's customers, which can be highly subjective, particularly in the recent difficult general economic environment. Based on an analysis of actual historical bad debt experience, the Company revised its estimate for bad debt allowance. As a result of this revised estimate, the Company reduced the outstanding allowance for doubtful accounts by $363,000 during the quarter ending September 30, 2002 and recorded the change as a reduction in selling, general and administrative expenses for the quarter ended September 30, 2002. The Company will continue to record bad debt expense based on prior experience supplemented by a periodic customer specific review.

4.   Inventories

          Inventories consist of purchased pharmaceutical products and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method, and market is considered to be net realizable value. Inventories consist of finished product and bulk product awaiting processing and packaging into finished product. At September 30, 2002, the Company had an allowance for obsolete inventory of $2.0 million. Inventories at September 30, 2002 and December 31, 2001 consisted of (in thousands):

                                              September 30,   December 31,
                                                   2002           2001
                                                   ----           ----

         Bulk product.....................    $    2,567     $      581
         Finished product.................        12,980          3,782
                                              -----------    -----------
                                              $   15,547     $   4,363
                                              ===========    ===========

          Samples primarily consist of product samples used in the sales and marketing efforts of the Company's products. Samples are expensed upon distribution. Sample inventories at September 30, 2002 and December 31, 2001 were $2.2 million and $827,000, respectively.

5.   Accrued Expenses

          Accrued expenses at September 30, 2002 and December 31, 2001 consist of the following (in thousands):

                                                     September 30,  December 31,
                                                         2002           2001
                                                         ----           ----

         Employee compensation and benefits             $1,342       $3,325
         Product returns                                 6,393        3,374
         Accrued rebates                                 6,291        3,866
         Sales deductions                                2,068        1,771
         Tanafed accrual                                 4,655            -
         Accrued royalties                                 517        1,042
         Assumed liabilities - product acquisitions      3,768        5,593
         Other                                           5,489        3,131
                                                       -------      -------
                                                       $30,523      $22,102
                                                       =======      =======

6.   Tanafed Accrual

          In September 2002, the Company launched Tanafed DP and Tanafed DMX, line extensions to the Company's Tanafed and Tanafed DM products. These line extensions were launched in response to increasing competition by generic products to Tanafed and Tanafed DM. Due to the launch of Tanafed DP and Tanafed DMX, the Company expects increased returns of Tanafed, as prescriptions will be filled with the line extensions. The Company estimates that additional returns will total approximately $3.8 million and has provided for this amount as a deduction of revenue in the quarter ended September 30, 2002.

          In relation to the launch of Tanafed DP and Tanafed DMX, the Company also established a reserve for obsolete inventory for existing Tanafed inventory on hand at September 30, 2002, of $1.2 million.

7.   Reduction of Product Returns Accrual

          In connection with the acquisition of rights for Robinul, Ponstel, Cognex, Prenate, Furadantin and Sular the Company assumed certain liabilities for returns of product shipped by the seller prior to the acquisition date. At the acquisition date, the Company estimated the amount of the assumed liabilities based on actual sales returns data from the seller and included that amount in the allocation of the total purchase price. The Company periodically reviews the estimated liability. Generally, no adjustment is made to the reserve until two to three years subsequent to the acquisition due to the lag time between when a product is sold and when it is returned. During the quarter ended September 30, 2002 the Company determined that the established reserves for Ponstel and Cognex were in excess of the currently expected returns. As a result of the revised estimate, the Company reduced the liability and increased net revenues by $2.6 million for the quarter ended September 30, 2002.

8.   Earnings Per Share

          Below is the calculation of basic and diluted net income per share (in thousands, except per share data):

                                     Quarter ended             Quarter ended           Nine months ended        Nine months ended
                                   September 30, 2002        September 30, 2001       September 30, 2002        September 30, 2001
                                   ------------------        ------------------       ------------------        ------------------
        Net income before                 $138                    $3,159                   $2,511                    $6,655
        extraordinary loss
        Extraordinary loss on
        debt extinguishment, net
        of taxes                             -                         -                    (863)                         -
                                   ------------------        ------------------       ------------------        ------------------
        Net  income                       $138                    $3,159                   $1,648                    $6,655
        Weighted average common
        shares outstanding - basic      35,265                    26,969                   32,129                    23,537
        Dilutive effect of stock
        options                            492                     2,243                      877                     2,053
                                   ------------------        ------------------       ------------------        ------------------
        Weighted average common
        shares outstanding -
        diluted                         35,757                    29,212                   33,006                    25,590
        Basic net  income per
        share                            $0.00                      $.12                     $.05                      $.28
        Diluted net  income per
        share                            $0.00                      $.11                     $.05                      $.26
                                   ==================        ==================       ==================       ===================


9.   License Agreement with Jame Fine Chemical

          On June 27, 2002, the Company entered into an agreement with Jame Fine Chemical for a ten year exclusive license to make, have made, use, distribute, market, promote, advertise and sell pharmaceutical formulations containing the ingredients dextromethorphan tannate and dexchlorpheniramine tannate. The Company's Tanafed DP and Tanafed DMX contain these ingredients. The agreement became effective upon the first sale of product containing the ingredients, which occurred in August 2002. The Company paid a license fee of $508,500 in cash in connection with the first sale. The Company has also committed to fund a maximum royalty of $2.5 million in installments through March 2005. This royalty is refundable under certain circumstances. A nonrefundable royalty will commence in January 2005. The Company will amortize the license fee over the life of the agreement.

10.  Sular Acquisition

          On March 6, 2002, the Company acquired from AstraZenca UK Limited certain U.S. rights relating to the antihypertensive prescription medication Sular, which the Company believes will complement its existing cardiology product, Nitrolingual Pumpspray. The Company also entered into a long-term manufacturing, supply, and distribution agreement with Sular's current manufacturer, Bayer AG. The purchase price paid was $184.3 million in cash, including $623,000 in acquisition costs, plus the assumption of liabilities of $1,895,000 related to the return of product shipped prior to the acquisition date. In addition, the Company must pay up to $30 million in additional purchase price after closing, based on the achievement of certain performance milestones during a specified period of time. The agreements include the purchase of the Sular license rights, certain trade names and managed care contracts and a distribution agreement. The purchase price also included $6,246,000 of product inventory. The purchase price was allocated among the fair values of the intangible and tangible assets acquired and the liabilities assumed and is being amortized over a period of five to twenty years. The managed care contracts are being amortized over a period of five years and the distribution agreement is being amortized over a period of ten years. All other intangibles are being amortized over twenty years. The weighted average amortization period is seventeen years. The results of the Sular line are included in the consolidated statements of operations from March 6, 2002. The preliminary purchase price allocation was as follows (in thousands):

         License rights.....................................    $  160,199
         Distribution agreement.............................    $   10,350
         Managed care contracts.............................    $    6,870
         Trade name.........................................    $    2,560
                                                                ----------
         Total intangibles..................................    $  179,979
         Inventory..........................................    $    6,246
                                                                ----------
         Total assets.......................................    $  186,225
         Liabilities assumed................................    $   (1,895)
                                                                -----------
         Total acquisition..................................    $  184,330
                                                                ===========

11.  Intangible Assets

          The following table reflects the components of intangible assets as of September 30, 2002 (in thousands):

                                                 Gross       Accumulated          Net         Weighted
                                                 Amount      Amortization        Amount     Average Life
                                                 ------      ------------        ------     ------------
        Licensing rights                        $243,745         (11,099)       $232,646       20 years
        Trade names                               11,060            (490)         10,570       20 years
        Contracts                                  8,300          (1,052)          7,248       5 years
        Supply/Distribution agreements            11,490          (1,010)         10,480    1.4 to 3 years
        Other intangibles                          3,081            (234)          2,847       20 years
                                                ---------       ---------       ---------   --------------
        Total                                   $277,676        $(13,885)       $263,791        18.85
                                                =========       =========       =========   ==============

          For the three months ended September 30, 2002, amortization expense related to the intangible assets was $4,020,000. Amortization for the nine months ended September 30, 2002 was $10,107,000. Amortization is calculated on a straight-line basis over the estimated useful life of the intangible asset. Estimated annual amortization expense (in thousands) for each of the five succeeding fiscal years is as follows:

          Fiscal year ended December 31:     Amount
                                           ----------
                  2002                      $ 14,166
                  2003                      $ 16,043
                  2004                      $ 15,870
                  2005                      $ 15,670
                  2006                      $ 15,567


12.  Segment Reporting

          The Company operates in a single segment, the sale and marketing of prescription products.

13.  Follow-On Offering

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

14.  Extraordinary Item

          In order to finance the Sular acquisition, the Company obtained a $152 million senior secured credit facility. The Company incurred $3.1 million of deferred financing costs associated with this credit facility. These deferred financing costs were being amortized over the anticipated facility repayment period. On April 24, 2002 the credit facility was repaid with the offering proceeds. The Company recognized an extraordinary loss of $863,000, net of income tax benefit of $540,000, related to the early retirement of debt. The Company will assess the classification of this loss under SFAS No. 145 in the second fiscal quarter of 2003. Under the provisions of SFAS No. 145, this extraordinary loss may be reclassified into other income.

15.  Share buyback program

          On July 8, 2002, the Company announced a share buyback program. This program allows for the repurchase of up to $8 million in common stock until July 5, 2003. Through September 30, 2002, the Company had repurchased 16,400 shares of common stock.

16.  Termination of Credit Agreement

          By notice given on July 12, 2002, the Company voluntarily terminated its credit facility arranged through Deutsche Bank Securities, Inc pursuant to Section 3.02 of the Credit Agreement. As of June 30, 2002, there was no outstanding balance on the credit facility and the Company was not in compliance with the financial covenants of that credit facility.

17.  Shareholder Rights Plan

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read with the financial statements and related footnotes and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-30123) as well as information included in the Company's Prospectus, dated April 19, 2002. The results discussed below are not necessarily indicative of the results to be expected in any future periods. The following discussion contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ from the statements made.

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

RESULTS OF OPERATIONS

     Net Revenues. Net revenues from product sales increased $9.7 million, or 53%, over the quarter ended September 30, 2001, to $28.2 million for the quarter ended September 30, 2002. Net revenues from product sales increased $37.4 million, or 85%, over the nine month period ended September 30, 2001 to $81.4 million for the nine months ended September 30, 2002. Net revenues from product sales of existing products decreased $9.1 million or 49% for the quarter ended September 30, 2002, as compared to the quarter ended September 30, 2001, due to decreases in net sales of cough, cold and allergy products including Tanafed. Net revenues of products ("New Products") acquired or licensed since September 30, 2001 (namely Furadantin, Sular, Tanafed DM, Tanafed DP and Tanafed DMX), were $18.9 million for the quarter ended September 30, 2002. Included in third quarter 2002 net revenues was customary wholesaler and pharmacy stocking of Tanafed DP and Tanafed DMX of approximately $7.1 million. Net revenues from product sales of existing products increased $14,000 for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001 due to decreases in net sales of Tanafed offset by an increase in net sales of the Prenate line which was acquired in August 2001. Net revenues from product sales of New Products were $37.4 million for the nine months ended September 30, 2002.

     Prescriptions of our other key brands continue to increase. According to IMS Health's National Prescription Audit Plus(TM) data, total prescriptions of Ponstel increased 17% and Robinul products increased 24% for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. Total dispensed prescriptions of Prenate GT increased 28% for the quarter ended September 30, 2002 as compared to the quarter ended June 30, 2002 according to IMS Health's National Prescription Audit Plus(TM) data. Total prescriptions of Sular for the quarter ended September 30, 2002 were substantially the same as total prescriptions for the quarter ended June 30, 2002, while new prescriptions increased 1.1% sequentially, according to IMS Health's National Prescription Audit Plus(TM) data.

     In connection with the acquisition of rights for Robinul, Ponstel, Cognex, Prenate, Furadantin and Sular the Company assumed certain liabilities for returns of product shipped by the seller prior to the acquisition date. At the acquisition date, the Company estimated the amount of the assumed liabilities based on actual sales return data from the seller and included that amount in the allocation of the total purchase price. The Company periodically reviews the estimated liability. Generally, no adjustment is made to the reserve until two to three years subsequent to the acquisition due to the lag time between when a product is sold and when it is returned. During the quarter ended September 30, 2002 the Company determined that the established reserves for Ponstel and Cognex were in excess of the currently expected returns. As a result of the revised estimate, the Company reduced the liability and increased net revenues by $2.6 million for the quarter ended September 30, 2002.

     The Company has experienced erosion of sales of its Tanafed and Prenate products during the nine months ended September 30, 2002 due to increased competition from knock-off products resulting from pharmacists' substituting such knock-off products for the Company's products. In response to the substituting for Tanafed, the Company launched two line extensions, Tanafed DP and Tanafed DMX, in September 2002. A process patent currently protects Tanafed DP and Tanafed DMX. The Company recently received a notice of allowance from the U.S. Patent and Trademark Office for one of its pending patent applications for Tanafed DP and Tanafed DMX. The patent contains claims which protect against knock off products to Tanafed DP and DMX. The Company and the manufacturer have filed several other patent applications. The Company is implementing a strategic education program to mitigate pharmacists' substitutions for Prenate.

     As a result of launching Tanafed DP and Tanafed DMX, the Company anticipates higher than normal returns of Tanafed. The Company estimates that additional returns will total approximately $3.8 million and has provided for this amount as a deduction of revenue in the quarter ended September 30, 2002.

     Cost of Revenues. Cost of revenues from product sales increased $2.7 million, or 95%, to $5.5 million for the quarter ended September 30, 2002 compared to $2.8 million for the quarter ended September 30, 2001. Cost of revenues from product sales increased $8.2 million, or 130%, to $14.5 million for the nine months ended September 30, 2002 compared to $6.3 million for the nine months ended September 30, 2001.

     Due to decreased sales rates and the introduction of product line extensions in the third quarter, the Company recorded as cost of revenues an allowance for obsolete inventory for existing Tanafed and Prenate inventory of $1.2 million and $700,000, respectively.

     Gross Margin. Gross margin, defined as net revenue from product sales less cost of revenues from product sales as a percentage of net revenue from product sales, for the quarter ended September 30, 2002 was 81% compared to 85% for the quarter ended September 30, 2001. For the nine-month period ended September 30, 2002 gross margin was 82% compared to 86% for the nine-month period ended September 30, 2001. This decrease in gross margin resulted primarily from the change in product sales mix and Sular having a lower gross margin as compared to our other products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.4 million, or 56%, to $15.1 million for the quarter ended September 30, 2002. Selling, general and administrative expenses increased $20.8 million, or 83%, for the nine months ended September 30, 2002. As a percentage of net revenues from product sales, selling, general and administrative expenses were 54% for the quarter ended September 30, 2002, as compared to 53% for the quarter ended September 30, 2001. Selling related expenses increased due to the outside commission and co-promotion expenses paid to Professional Detailing, Inc. for the Company's Prenate co-promotion and the new Sular co-promotion that began in the second quarter of 2002. The Company also incurred additional marketing expenses in the quarter ended September 30, 2002, related to the launch of Tanafed DP and Tanafed DMX.

     General and administrative expenses for the quarter and nine months ended September 30, 2002 increased due to higher rent and operating expenses at the Company's new headquarters, increased support staff and higher insurance costs.

     The Company recorded in the third quarter of 2002 expenses for state and local taxes associated with prior periods. The Company has estimated this expense at $590,000, but has not yet settled the amount of its obligations for such taxes. Partially offsetting this expense, the Company reduced its outstanding allowance for doubtful accounts receivable by $363,000 in third quarter 2002 based on a review of its historical bad debt experience.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $3.2 million, to $4.1 million for the quarter ended September 30, 2002. Depreciation and amortization expense increased $8.7 million, to $10.5 million for the nine months ended September 30, 2002. This increase resulted from higher amortization expense related to the acquisition of Prenate in August 2001, Furadantin in December 2001, and Sular in March 2002 as well as increased depreciation expense for new furniture, computer equipment and leasehold improvements at the Company's new corporate headquarters.

     Research and Development Expense. Research and development expense decreased $321,000, or 60%, to $217,000 for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001. Research and development expense decreased $570,000, or 41%, to $819,000 for the nine months ended September 30, 2002 compared to $1.4 million for the nine months ended September 30, 2001. For the three and nine month period ended September 30, 2002, research and development expenses were primarily related to the Robinul line extension development project.

     Interest Expense. Interest expense increased $45,000 for the quarter ended September 30, 2002 compared to no interest expense for the quarter ended September 30, 2001. Interest expense was $2.8 million for the nine months ended September 30, 2002 compared to $2,000 for the nine months ended September 30, 2001. This increase is a result of the amortization of deferred financing costs and other interest expenses associated with the credit facility obtained on March 5, 2002 to finance the acquisition of Sular. The Company recorded an extraordinary write-off of $1.4 million of remaining debt fees in the second quarter of 2002 related to the Company's retirement of its term loan on April 24, 2002. The Company repaid all indebtedness outstanding under the credit facility in the second quarter of 2002 and has terminated the credit facility in July 2002.

     Interest Income. Interest income was $82,000 for the quarter ended September 30, 2002 compared to $689,000 for the quarter ended September 30, 2001. Interest income was $383,000 for the nine months ended September 30, 2002 compared to $1.6 million for the nine months ended September 30, 2001. The decrease in interest income was the result of the reduced amount of cash invested as the Company used the cash proceeds from the Company's 2001 offering for the Prenate, Furadantin, and Sular acquisitions. Most of the cash proceeds from the Company's 2002 offering were used to repay indebtedness outstanding under the credit facility obtained to finance the Sular acquisition.

     Provision for Income Taxes. Income taxes were provided for at a rate of 49% for the quarter ended September 30, 2002 compared to 39% for the quarter ended September 30, 2001. Income taxes were provided for at a rate of 39% for the nine months ended September 30, 2002 compared to 39% in 2001. The increase in the effective tax rate for the quarter and nine-months ended September 30, 2002 was the result of increased non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The  Company's  liquidity  requirements  arise from debt  service,  working capital requirements, product development activities and funding of acquisitions. The Company has met these cash requirements through cash from operations, borrowings for product acquisitions and the issuance of common stock.

     The Company's cash and cash equivalents were $19.3 million at September 30, 2002. Net cash provided by operating activities for the nine months ended September 30, 2002 was $2.7 million. This source of cash was primarily the result of net income plus non-cash depreciation, amortization, compensation expense, and interest expense, increased accrued expenses, offset by increased accounts receivables, inventories, and samples and prepaid expenses.

     Net cash used in investing activities for the nine months ended September 30, 2002 was $188.5 million. The use of this cash was primarily for the Sular acquisition.

     Net cash provided by financing activities was $151.6 million for the nine months ended September 30, 2002. This source of cash was primarily the result of the follow-on stock offering in April. This amount was reduced by the capitalized financing costs incurred to obtain the credit facility mentioned below.

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

CRITICAL ACCOUNTING POLICIES

     The Company views its critical accounting policies to be those policies which are very important to the portrayal of the Company's financial condition and results of operations, and require management's most difficult, complex or subjective judgments. The circumstances that make these judgments difficult or complex relate to the need for management to make estimates about the effect of matters that are inherently uncertain. The Company believes its critical accounting policies to be as follows:

     o Allowance for doubtful accounts. The Company is required to estimate the level of accounts receivable recorded in its balance sheet that will ultimately not be paid. Among other things, this assessment requires analysis of the financial strength of the Company's customers, which can be highly subjective, particularly in the recent difficult general economic environment. Based on an analysis of actual historical bad debt experience, the Company revised its estimate for bad debt allowance. As a result of this revised estimate, the Company reduced the outstanding allowance for doubtful accounts by $363,000 during the quarter ending September 30, 2002 and recorded the change as a reduction in selling, general and administrative expenses for the quarter ended September 30, 2002. The Company will continue to record bad debt expense based on prior experience supplemented by a periodic customer specific review.

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

     o Product returns. In the pharmaceutical industry, customers are normally granted the right to return product for a refund if the product has not been used prior to its expiration date, which is typically two to three years from the date of manufacture. Beginning January 1, 2002, the Company's return policy was revised to allow product returns for products within an eighteen-month window from six months prior to the expiration date and up to twelve months after the expiration date. Previously, the Company's return policy was for a twelve-month window. The Company changed its return policy to conform to industry standard practices. The Company believes that it has sufficient data to estimate future returns over the revised time period at the time of sale. Management is required to estimate the level of sales that will ultimately be returned pursuant to the Company's return policy, and record a related reserve at the time of sale. These amounts are deducted from the Company's gross sales to determine the Company's net revenues. The Company's estimates take into consideration historical returns of a given product, all of which have been on the market for many years, product specific information provided by the Company's customers and information obtained from independent sources regarding the levels of inventory being held by the Company's customers, as well as overall purchasing patterns by the Company's customers.

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

FORWARD LOOKING STATEMENTS

     The Management's Discussion and Analysis of Financial Condition and Results of Operations discussion as well as information contained elsewhere in this Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements about the following:

     o the impact of recent accounting pronouncements on the Company's financial condition or results of operations;
     o    bad debt allowance estimates;
     o    estimated returns of Tanafed and the resulting deduction of revenue;
     o    estimated future amortization expenses;
     o    the ability to acquire or license products;
     o developing new formulations, new delivery methods and seeking new indications for existing products;
     o    the ability to acquire other businesses;
     o expected issuance of and the protection afforded by a pending patent related to Tanafed DP and Tanafed DMX;
     o mitigation of the pharmacy substitutions for Prenate as a result of the Company's strategic education program;
     o    estimated expenses for state and local taxes for prior periods;
     o    adequacy of capital resources;
     o    adequacy of funds to fund working capital requirements; and
     o the ability to obtain future funds through additional borrowings or the issue of debt or equity securities.

          When  used in this  Report,  the  Company  intends  the  words  "may",
     "believe," "anticipate," "planned," "expect," "require," "intend," and "depend" to identify "forward-looking statements." The Company's forward-looking statements involve uncertainties and other factors, including those described in the "Risk Factors" section of the Company's Prospectus dated April 19, 2002 under the headings "We expect our operating results to be substantially dependent upon our results of operations from Sular, and any factor adversely effecting sales of Sular could have a materially adverse effect on our sales and profits," "We may have difficulty maintaining our increasing sales of Sular, Prenate and Furadantin and successfully integrating these products into our business," "The costs we may incur to sell our new products may be disproportionately high relative to their expected revenues," "The potential growth rate for Sular may be limited by slower growth for the class of drugs to which Sular belongs," "We have no experience selling Sular, have only limited experience selling Furadantin and the Prenate products and there is no established market for Prenate GT," "The regulatory status of prenatal vitamins makes Prenate products subject to increased competition," "Our level of debt could reduce our growth and profitability," "Our growth will suffer if we do not acquire rights to new products and integrate them successfully," "We may encounter problems in the manufacture of our products that could limit our ability to sell our products," "Part of our growth strategy is to acquire businesses, which subjects us to additional risks," "We face generic and other competition that could lower prices and unit sales," "Strong competition exists for our products, and competitors have recently introduced new products and therapies that could make our products obsolete," "A small number of customers account for a large portion of our sales and the loss of one of them or changes in their purchasing patterns, could result in reduced sales," "If our products under development fail in clinical studies, if we fail or encounter difficulties in obtaining regulatory approval for new products or new uses of existing products, or if our development agreements are terminated, we will have expended significant resources for no return," "We or third parties may violate government regulations," "If third-parties payors do not adequately reimburse patients for our products, doctors may not prescribe them," "We depend on highly trained management, and we may not be able to keep current management or hire qualified management personnel in the future," "Product liability claims and product recalls could limit sales and increase costs," "We expect to require additional funding, and if we cannot obtain it, our sales, profits, acquisitions and development projects could suffer," "Competitors could offer a product competitive with Sular," "If we do not secure or enforce patents and other intellectual property rights, we could encounter increased competition that would adversely affect our operating results," "Our products could infringe the intellectual property rights of third parties, which could require us to pay license fees to defend litigation that would be expensive or prevent us from selling products," "The regulatory status of some or products makes these products subject to increased competition and other risks," "We face risks under one of our development agreements because the other party to the agreement is a related party," "Pohl-Boskamp can terminate our rights to Nitrolingual
     Pumpspray," and "We have no experience selling products in other countries," The Company does not undertake to update the forward-looking statements to reflect future events or circumstances. These risk factors along with the others may cause actual results, performance or achievements, to be different from that suggested by the Company's forward-looking statements. You should not place undue reliance on forward-looking statements. The Company does not intend to update prescription data contained in this report or to publicly announce the results of any revisions to any of these forward-looking statements.

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

ITEM 4. CONTROLS AND PROCEDURES

          Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective for their purposes.

          Subsequent to the date when the disclosure controls and procedures were evaluated, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                           PART II - OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

          There were no material developments during the three months ended September 30, 2002 in the Company's legal proceedings with Ethex Corporation and Ther-Rx previously reported in the Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 28, 2002. The Company and Ethex Corporation and Ther-Rx had previously filed motions to dismiss the other party's claims. In March 2002, and October 2002, the United States District Court for the Eastern District of Missouri granted in part and denied in part, some of the Company's and the plaintiffs' motions to dismiss. The litigation is still ongoing.

          A putative class action lawsuit was filed in the United States District Court for the Northern District of Georgia on August 22, 2002 (and two subsequent lawsuits have been filed based upon substantially the same allegations) against the Company, members of its Board of Directors, certain officers of the Company ("Company-related Defendants") and representatives of the Company's underwriters for its public offering completed on April 24, 2002. The complaints generally allege that the Company issued a series of materially false and misleading statements to the market in connection with the Company's public offering on April 24, 2002 and thereafter, relating to the sales of two of the Company's products, Tanafed Suspension and Prenate GT. The complaints assert that the defendants violated Section 11 and that the Company violated Section 12(a)(2) of the Securities Act of 1933. The complaints further allege violations by the Company and Company-related Defendants of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints also allege controlling person liability on behalf of certain officers of the Company under Section 15 of the Securities Act and Section 20 of the Securities Exchange Act.

          The plaintiffs in these class action lawsuits seek unspecified compensatory damages in an amount to be proven at trial. The Company believes these cases will be consolidated into one putative class action lawsuit. The Company denies the claims made in the lawsuits and intends to vigorously defend against these claims. Due to the inherent uncertainties involved in litigation, the Company is unable to predict the outcome of this litigation and an adverse result could have a material adverse effect on the Company's financial position and results of operations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

     In accordance with Section 10A of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, during the quarter ended September 30, 2002, non-audit services were approved by the Company's Audit Committee to be performed by Deloitte & Touche LLP, the Company's independent auditors, relating to the preparation and filing of federal and state income tax returns and other tax consulting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

               3.1*     -     Restated Certificate of Incorporation, as Amended
               3.2**    -     Amended and Restated By-Laws
               4.1**    -     Form of Stock Certificate
               4.2***   -     Shareholder Protection Rights Agreement
               10.1*+   -     Exclusive  License  Agreement  dated June 27, 2002
                              between the Company and Jame Fine Chemicals Inc.
               10.2*    -     Nonexclusive  Sublicense  Agreement dated June 27,
                              2002  between the Company and Jame Fine  Chemicals
                              Inc.
               10.3*+   -     Exclusive  Distribution  Agreement  dated June 27,
                              2002 between the Company and Unisource, Inc.
               ______________________________

               *    Filed herein.
               **   Incorporated   by  reference  from  Company's   Registration
                    Statement on Form S-1 (Commission File No.333-30764).
               ***  Incorporated  by reference  from the Company's  Registration
                    Statement on Form 8-A filed on July 16, 2002 (Commission File No. 000-30123).
               + The Company has requested confidential treatment for portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.


          (b) The Registrant filed the following Forms 8-K during the quarter ended September 30, 2002:

               On July 16, 2002, the Registrant filed a Form 8-K dated July 12, 2002 pursuant to Item 5 adopting the Registrant's Shareholder Protection Rights Plan (the "Plan") and the Board's declaration of a dividend of a Right (as defined in the Plan) for each outstanding share of the Registrant's Common Stock pursuant to the Plan.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 2002.


                           FIRST HORIZON PHARMACEUTICAL CORPORATION


                           By:      /s/ Mahendra G. Shah, Ph.D.
                                    ------------------------------------
                                    Mahendra G. Shah, Ph.D.
                                    Chairman and Chief Executive Officer





                           By:      /s/ Balaji Venkataraman
                                    ------------------------------------
                                    Balaji Venkataraman
                                    Executive Vice President,
                                    Chief Operating Officer,
                                    Chief Financial Officer and Secretary
                                    (Principal Accounting and Financial Officer)

                                 CERTIFICATIONS

I,  Mahendra  G.  Shah,   Ph.D.,   Chief  Executive  Officer  of  First  Horizon
Pharmaceutical Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Horizon Pharmaceutical Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 12, 2002
                                    /s/ Mahendra G. Shah, Ph.D.
                                    ---------------------------
                                    Mahendra G. Shah, Ph.D.
                                    Chairman, Chief Executive Officer
                                    and President

I, Balaji Venkataraman, Chief Financial Officer of First Horizon Pharmaceutical Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Horizon Pharmaceutical Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002            /s/ Balaji Venkataraman
                             -----------------------------------
                             Balaji Venkataraman
                             Executive Vice President, Chief Financial Officer,
                             Chief Operating Officer and Secretary

1561752