Form 10-Q
period 2003-03-31
FIRST HORIZON PHARMACEUTICAL CORP
filed 2003-05-15
CIK 1106773

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[MARK ONE]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File No. 000-30123

FIRST HORIZON PHARMACEUTICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	58-2004779 (I.R.S. Employer Identification Number)
6195 Shiloh Road, Alpharetta, Georgia (Address of principal executive offices)	30005 (Zip code)

(Registrant's telephone number, including area code): (770) 442-9707

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of May 1, 2003, there were 34,927,754 shares of the Registrant's Common Stock outstanding.

FIRST HORIZON PHARMACEUTICAL CORPORATION
FORM 10-Q
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

First Horizon Pharmaceutical Corporation
Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	March 31, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$39,164	$47,409
Accounts receivable, net of allowance for doubtful accounts, discounts and contractual adjustments of $813 and $767 at March 31, 2003 and December 31, 2002, respectively	10,049	15,904
Inventories	18,006	17,444
Samples and other prepaid expenses	4,946	3,413
Income taxes receivable	3,162	—
Current deferred tax assets	9,053	6,647

Total current assets	84,380	90,817
Property and equipment, net	1,674	1,607
Other Assets:
Intangibles, net	256,415	260,441
Other	213	67

Total other assets	256,628	260,508
Total assets	$342,682	$352,932

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$8,629	$9,603
Accrued expenses	37,086	36,260

Total current liabilities	45,715	45,863
Long-Term Liabilities:
Deferred tax liabilities	1,580	1,221
Other long-term liabilities	160	165

Total liabilities	47,455	47,249
Stockholders' Equity:
Preferred stock, 1,000,000 shares authorized and none outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 34,696,254 and 35,436,629 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	35	35
Additional paid-in capital	285,424	287,306
Deferred compensation	(120)	(207)
Retained earnings	9,820	18,499
Accumulated other comprehensive income	68	50

Total stockholders' equity	295,227	305,683
Total liabilities and stockholders' equity	$342,682	$352,932

The accompanying notes are an integral part of these consolidated financial statements.

First Horizon Pharmaceutical Corporation
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	For The Quarter Ended March 31,
	2003	2002
Net Revenues	$12,494	$27,120
Operating costs and expenses:
Cost of revenues	4,088	4,296
Selling, general and administrative expense	17,012	14,150
Depreciation and amortization	4,123	2,197
Research and development expense	888	315

Total operating costs and expenses	26,111	20,958

Operating income (loss)	(13,617)	6,162

Other (expense) income:
Interest expense	(11)	(1,414)
Interest income	129	190
Other	10	—

Total other (expense) income	128	(1,224)

Income (loss) before provision for income taxes	(13,489)	4,938
Benefit (provision) for income taxes	4,810	(1,901)

Net income (loss)	$(8,679)	$3,037

Other comprehensive income	18	—
Comprehensive income (loss)	$(8,661)	$3,037

Net income (loss) per common share:
Basic earnings (loss) per common share:	$(0.25)	$0.11

Diluted earnings (loss) per common share:	$(0.25)	0.11

Weighted average common shares outstanding:
Basic	35,274	27,660

Diluted	35,274	28,755

The accompanying notes are an integral part of these consolidated financial statements.

First Horizon Pharmaceutical Corporation
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	For The Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(8,679)	$3,037
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,123	2,197
Amortization of loan costs	—	856
Deferred income tax benefit	(2,047)	(434)
Non-cash compensation expense	87	87
Reduction in taxes payable—stock option exercises	30	576
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	5,855	(2,224)
Inventories	(562)	(744)
Samples and other prepaid expenses and other	(1,442)	(1,274)
Income taxes receivable	(3,162)	1,674
Accrued expenses and other	821	4,436
Accounts payable	(974)	2,018

Net cash (used in) provided by operating activities	(5,950)	10,205
Cash flows from investing activities:
Purchase of product licenses and other intangibles	—	(177,556)
Purchase of property and equipment	(164)	(299)

Net cash used in investing activities	(164)	(177,855)
Cash flows from financing activities:
Capitalized financing costs incurred	(236)	(3,082)
Repurchase of common stock	(1,999)	—
Proceeds from long-term debt	—	137,000
Net proceeds from issuance of common stock	86	1,340

Net cash (used in) provided by financing activities	(2,149)	135,258
Effect of foreign exchange rates on cash	18	—
Net change in cash and cash equivalents	(8,245)	(32,392)
Cash and cash equivalents, beginning of period	47,409	53,458

Cash and cash equivalents, end of period	$39,164	$21,066

Supplemental Cash Flow Information:
Cash paid for taxes	$4,697	$95

Cash paid for interest	$—	$559

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(unaudited, in thousands except share and per share data)

1.
Basis of Presentation

        The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which management considers necessary for fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods. Certain footnote disclosures normally included in financial statements prepared according to generally accepted accounting principles have been condensed or omitted from these interim financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results for the full year. The interim results should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-30123).

2.
New Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The Company adopted SFAS No. 146 effective January 1, 2003. For the quarter ended March 31, 2003, there was no impact from adopting SFAS No. 146.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Other." FIN 45 elaborates on disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material impact on the Company's financial condition or results of operations. The disclosure requirements in FIN No. 45 are effective for all financial statements of periods ending after December 15, 2002 and the Company complied with the disclosure requirements. The Company adopted FIN No. 45 effective January 1, 2003.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosure in both annual and interim financial statements. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans and, effective December 15, 2002, adopted the disclosure provisions of SFAS No. 148.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin 51." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. Additionally, FIN 46 requires additional disclosures for any Company with any interest in a VIE regarding the nature, purpose, size, and activities of the VIE and the Company's maximum exposure to loss as a result of its involvement with the VIE. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which the Company obtains an interest after that date. The adoption of this interpretation did not have a material impact on the Company's financial condition or results of operations.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's financial condition or results of operations.

3.
Stock Options

        The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock options issued to employees. Accordingly, the Company records compensation expense for any stock option grants with exercise prices lower than fair value, recognized ratably over the vesting period.

        Had compensation costs for the Company's options been determined using the Black Scholes option-pricing models prescribed by SFAS No. 123,"Accounting for Stock Based Compensation," the Company's pro forma net income (loss) per common share would have been reported as follows:

	Quarter ended March 31,
	2003	2002
Net income (loss) as reported	$(8,679)	$3,037
Deduct: Total stock-based employee compensation expense determined under fair value based for all awards, net of related tax effects	(153)	(48)

Pro forma	(8,832)	2,989

Net income (loss) per common share—basic:
As reported	(0.25)	0.11
Pro—forma	(0.25)	0.11
Net income (loss) per common share—diluted:
As reported	(0.25)	0.11
Pro—forma	(0.25)	0.10

        The weighted average fair value per share of options granted during the three months ended March 31, 2003 and 2002 is estimated at $4.66 and $18.92, respectively. The value of options is estimated on the date of the grant using the following weighted average assumptions:

	2003	2002
Risk-free interest rate	2.10%	5.07%
Expected dividend yield	—	—
Expected lives	5 years	7 years
Expected volatility	165.4%	86.8%

4.
Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

5.
Inventories

        Inventories consist of purchased pharmaceutical products and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method, and market is considered to be net realizable value. Inventories consist of finished product and bulk product awaiting processing and packaging into finished product. At March 31, 2003, the Company had an allowance for obsolete inventory of $3.9 million compared to $2.8 million at December 31, 2002. Inventories at March 31, 2003 and December 31, 2002 consisted of:

	March 31, 2003	December 31, 2002
Bulk product	$5,416	$7,543
Finished product	12,590	9,901

	$18,006	$17,444

6.
Samples

        Samples primarily consist of product samples used in the sales and marketing efforts of the Company's products. Samples are expensed upon distribution, as a selling expense. At March 31, 2003, the Company had an allowance for obsolete sample inventory of $0.3 million compared to $0.0 million at December 31, 2002. Sample inventories at March 31, 2003 and December 31, 2002 were $1.7 million and $2.3 million, respectively.

7.
Accrued Expenses

        Accrued expenses at March 31, 2003 and December 31, 2002 consist of the following:

	March 31, 2003	December 31, 2002
Employee compensation and benefits	$1,469	$2,125
Product returns	8,497	7,560
Sales deductions	10,570	10,671
Tanafed accrual	8,668	4,656
Assumed liabilities—product acquisitions	2,566	3,665
Income taxes payable	—	4,266
Other	5,316	3,317

	$37,086	$36,260

8.
Tanafed Accrual

        In September 2002, the Company launched Tanafed DP and Tanafed DMX, line extensions to the Company's Tanafed Suspension and Tanafed DM products. These line extensions were launched in response to increasing competition by knock off products to Tanafed Suspension and Tanafed DM. Due to the launch of Tanafed DP and Tanafed DMX, the Company expected increased returns of Tanafed Suspension, as prescriptions were expected to be filled with the line extensions. The Company estimated returns of approximately $3.8 million and provided for this amount in September 2002. In April 2003, the Company decided to withdraw Tanafed Suspension and Tanafed DM from the market. The decision to withdraw Tanafed Suspension in April 2003 was earlier than planned. The Company also decided to withdraw Tanafed DM. As a result, the Company expects to incur an additional

$3.4 million in returns of Tanafed Suspension and Tanafed DM and has provided for this amount in the results of operations for the quarter ended March 31, 2003 as a deduction from revenue. The Company also provided for an additional $0.6 million for projected shipping cost related to the withdrawal of Tanafed Suspension and Tanafed DM recorded as selling expense.

9.
Reduction of Product Returns Accrual

        In connection with the acquisition of rights for Robinul, Ponstel, Cognex, Prenate, Furadantin, and Sular the Company assumed certain liabilities for returns of product shipped by the seller prior to the acquisition date. At the acquisition date, the Company estimated the amount of the assumed liabilities based on actual sales return data from the seller and included that amount in the allocation of the total purchase price. The Company periodically reviews the estimated liability. Generally, no adjustment is made to the reserve until two or three years subsequent to the acquisition due to the lag time between when a product is sold and when it is returned. During the quarter ended March 31, 2003, the Company determined that the established reserves for Cognex were in excess of the currently expected returns. As a result of the revised estimate, the Company reduced the liability and increased net revenues by $0.5 million for the quarter ended March 31, 2003.

10.
Earnings Per Share

        Below is the calculation of basic and diluted net income (loss) per share:

	Quarter ended March 31,
	2003	2002
Net income (loss)	$(8,679)	$3,037
Weighted average common shares outstanding— Basic	35,274	27,660
Dilutive effect of stock options	—	1,095

Weighted average common shares outstanding— Diluted	35,274	28,755
Basic net income (loss) per common share	$(0.25)	$0.11

Diluted net income (loss) per common share	$(0.25)	$0.11

        For the quarter ended March 31, 2003, there were 484,309 potential common shares outstanding that were excluded from the diluted net (loss) per share calculation because their effect would have been anti-dilutive.

11.
Intangible Assets

        The following table reflects the components of intangible assets as of March 31, 2003:

	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Life
Licensing rights	$244,415	(17,191)	$227,224	20 years
Trade names	11,060	(770)	10,290	20 years
Contracts	8,300	(1,905)	6,395	5 years
Supply/Distribution agreements	11,490	(1,775)	9,715	1 to 10 years
Other intangibles	3,082	(291)	2,791	20 years

Total	$278,347	$(21,932)	$256,415	19 years

        For the three months ended March 31, 2003, amortization expense related to the intangible assets was $4.0 million. Amortization is calculated on a straight-line basis over the estimated useful life of the intangible asset. Estimated annual amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal year ended December 31:	Amount
2003	$16,043
2004	$15,870
2005	$15,670
2006	$15,567
2007	$14,354
12.
Segment Reporting

        The Company operates in a single segment, the sale and marketing of prescription products.

13.
Share Buyback Program

        On July 8, 2002, the Company announced a share buyback program. This program authorizes the repurchase of up to $8.0 million in common stock until July 5, 2003. For the three months ended March 31, 2003, the Company repurchased 807,000 shares of common stock at an aggregate cost of approximately $2.0 million. Through March 31, 2003, the Company had repurchased a total of 823,400 shares of common stock at an aggregate cost of approximately $2.1 million. These shares were retired.

14.
Credit Agreement

        On February 11, 2003 the Company entered into a Credit Agreement for a $20.0 million senior secured revolving credit facility with various lenders and LaSalle Bank National Association, as Administrative Agent. Borrowings may be used for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company's assets. Borrowings bear interest at the Company's option at the base rate in effect from time to time plus an applicable margin, or the Eurodollar rate plus an applicable margin. The applicable margin will vary dependent upon our leverage ratio in effect from time to time. The revolving facility matures on February 11, 2006. The revolving loan contains various covenants, including covenants relative to maintaining financial ratios and earnings levels, limitations on acquisitions, dispositions, mergers and capital expenditures, limitations on incurring additional indebtedness and a prohibition on payment of dividends and certain issuances of the Company's capital stock. As of March 31, 2003, the Company was not in compliance with certain financial covenants of the Credit Agreement. The Company is seeking a waiver for these covenant violations. Unless the Company obtains a waiver of these covenant violations, the Company will not have access to borrowings under this credit facility. As of March 31, 2003, there was no outstanding balance on the Credit Agreement. For the quarter ended March 31, 2003, there were no borrowings or repayments under the Credit Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following should be read with the consolidated financial statements and related footnotes and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-30123.) The results discussed below are not necessarily indicative of the results to be expected in any future periods. The following discussion contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ from the statements made.

Overview

        The Company is a specialty pharmaceutical company that markets and sells brand name prescription products. The Company focuses on the treatment of cardiovascular, obstetrical and gynecological, pediatric and gastroenterological conditions and disorders. The Company seeks to acquire or license pharmaceutical products that other companies do not actively market that have high sales growth potential, are promotion-sensitive and complement the Company's existing products. In addition, the Company seeks to develop new patentable formulations, use new delivery methods and seek regulatory approval for new indications for existing products. The Company may also acquire companies with complementary products or development pipelines as well as late stage development companies consistent with its therapeutic focus.

Results of Operations

        Net Revenues.    Net revenues for the quarter ended March 31, 2003 were $12.5 million, as compared to $27.1 million for the quarter ended March 31, 2002. Net revenues decreased primarily as a result of the continued effort to reduce the levels of trade inventories for a majority of the Company's promoted products (including Sular, Nitrolingual Pumpspray, Tanafed DP, Prenate GT, Ponstel and Robinul) and a few of the Company's non-promoted products. Net revenues for the quarter ended March 31, 2003 includes an increase in net revenues of $0.5 million related to the reduction in the recorded liability for estimated future returns of Cognex and a decrease in net revenues of $3.4 million for an accrual for estimated future returns of the Tanafed Suspension and Tanafed DM products. Net revenues of existing products (namely all of the Company's products other than Sular, Tanafed DP and Tanafed DMX) decreased $17.4 million or 67% to $8.7 million for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002. Net revenues for products acquired or launched after January 2002 were $6.7 million for the quarter ended March 31, 2003. The Company acquired Sular in March 2002. The Company launched the Tanafed line extensions, Tanafed DP and Tanafed DMX in September 2002.

        According to IMS Health's National Prescription Audit Plus™ data, new prescriptions of Sular increased 5.1% and total prescriptions decreased 0.2%, for the quarter ended March 31, 2003, compared to the quarter ended December 31, 2002. According to IMS Health's National Prescription Audit Plus™ data, new prescriptions of Sular increased 3.4% and total prescriptions decreased 3.0%, for the quarter ended March 31, 2003, compared to the quarter ended March 31, 2002. The Company continued its effort to reduce the levels of trade inventories for Sular. Wholesalers who purchase Sular increased the levels of trade inventories significantly in October and November of 2002. Trade levels of inventory decreased by 38.1% from December 2002 to March 2003 (Source: IMS Health Pipeline report). Months on hand, defined as units on hand divided by monthly demand at the wholesalers were 3.0 months at March 31, 2003 compared to 4.1 months at December 31, 2003 (Source: IMS Health Pipeline report). The Company expects to continue to limit shipments of Sular in the second quarter of 2003 and possibly in future quarters in an effort to further reduce the levels of trade inventories. Net revenues of Sular for the quarter ending March 31, 2003 were approximately $2.1 million.

        During March and April of 2003, the Company entered into agreements with two of its three largest wholesale customers which provide to the Company data about the levels of inventory on hand with the wholesalers. The Company believes that these agreements and the implementation of other measures will help the Company better manage the levels of trade inventories with wholesalers.

        Net revenues from product sales of the promoted pediatric and OB/GYN franchise products (namely the Prenate line, the Tanafed line, and Ponstel), were approximately $8.4 million for the quarter ended March 31, 2003 compared to approximately $13.8 million for the quarter ended March 31, 2002. This decrease was primarily the result of lower unit sales of the Company's Prenate line.

        Commencing in the second quarter of 2002, the Company began to experience significant erosion of sales of its Tanafed Suspension and Tanafed DM line of products due to increased competition from knock-off products resulting from pharmacists substituting such knock-off products for prescriptions of the Company's Tanafed Suspension and Tanafed DM line of products. In response to the knock-off products, the Company launched two line extensions, Tanafed DP and Tanafed DMX, in September 2002. In January 2003 the Company was issued a U.S. patent that contains claims which protect Tanafed DP and Tanafed DMX against knock-off products. According to IMS Health's NPA Plus7™ data, Tanafed DMX captured 87.8% of the weekly-dispensed new prescriptions for products including Tanafed DM, Tanafed DM knock-off products and Tanafed DMX for the week ending April 4, 2003. Over the same period, Tanafed DP captured 58.3% of the weekly-dispensed new prescriptions for products including Tanafed Suspension, Tanafed Suspension knock-off products and Tanafed DP according to IMS Health's NPA Plus7™ data. Total dispensed prescriptions of the Tanafed line increased 15.6% for the quarter ended March 31, 2003, compared to the quarter ended March 31, 2002 according to IMS Health's National Prescription Audit Plus™ data.

        As a result of the launch of Tanafed DP and Tanafed DMX, the Company anticipated higher than normal returns of Tanafed Suspension. The Company estimated that additional returns would total approximately $3.8 million and recorded this amount as a deduction of revenue for the quarter ended September 30, 2002. In April 2003, the Company decided to withdraw Tanafed Suspension and Tanafed DM from the market. The decision to withdraw Tanafed Suspension in April 2003 was earlier than previously planned. Additionally, the Company decided to withdraw Tanafed DM as well. The Company expects that this withdrawal will result in $3.4 million of additional returns and has recorded this amount as a deduction of revenue in the first quarter of 2003. Additionally, the Company recorded $0.6 million in related shipping costs for those returns that has been recorded in selling, general and administrative expenses.

        Total dispensed prescriptions of Prenate GT and Prenate Advance increased 4.2% for the quarter ended March 31, 2003 as compared to the quarter ended December 31, 2002. Total dispensed prescriptions of Prenate GT and Prenate Advance increased 33.4% for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. The substitution rates of Prenate GT, as measured by new dispensed prescriptions captured by Prenate GT and knock-off products, were 35.4% for the quarter ended December 31, 2002 and 37.8% for the quarter ended March 31, 2003 (Source: IMS Health's National Prescription Audit Plus™ data).

        Primarily as a result of efforts to reduce the amount of trade inventories of the Prenate line, unit sales of the Prenate line were lower for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002. Also, due to an interruption in the supply of Prenate GT to the Company in the first quarter of 2003, the Prenate GT inventory on hand for most of the first quarter had an expiration date of six months or less. This adversely affected the Company's sales during the quarter. In May 2003, the Company received what it believes to be adequate supplies of Prenate GT to fill current and future demand, pending its next supply from its manufacturers There may, however, be a continuing impact on prescription patterns in future quarters.

        According to IMS Health's National Prescription Audit Plus™ data, total prescriptions of the Company's Ponstel and Robinul products each decreased 2% and 4%, respectively, for the quarter ended March 31, 2003 as compared to the quarter ended December 31, 2002. Total prescriptions increased 2.3% for Ponstel and increased 11.0% for Robinul for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002.

        The Company does not report independent market data on prescriptions of Nitrolingual Pumpspray because it believes such data does not capture prescriptions from some of the non-retail channels. Sales of Nitrolingual Pumpspray decreased 56% for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002, as a result of lower unit sales.

        The Company is in discussion with its licensor and supplier of Nitrolingual Pumpspray concerning the licensor's dissatisfaction with the Company's performance in marketing and selling the product. While the Company believes it will be able to satisfactorily resolve concerns expressed by the licensor of this product line, the licensor could seek to negotiate changes to its business arrangements with the Company absent a satisfactory resolution of the licensor's ongoing concerns.

        Subsequent to the first quarter of 2003, the Company launched the 60-dose version of Nitrolingual Pumpspray and will market the 60-dose bottle as a companion product to the currently marketed 200-dose bottle. While the Company will seek to use the launch of the 60-dose bottle to increase overall sales of Nitrolingual Pumpspray, the effect of this product launch may result in lower unit sales of the 200-dose bottle.

        Net revenues of the Company's non-promoted products decreased 82% for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. The decline was primarily the result of lower unit sales for these brands and higher allowances for returns. The Company expects sales of these brands to continue to decline. For the year ended December 31, 2002, sales of non-promoted products represented less than 8% of the Company's total sales.

        In connection with the acquisition of rights for Robinul, Ponstel, Cognex, Prenate, Furadantin and Sular the Company assumed certain liabilities for returns of product shipped by the seller prior to the acquisition date. At the respective acquisition dates, the Company estimated the amount of the assumed liabilities based on actual sales return data from the seller and included that amount in the allocation of the total purchase price. The Company periodically reviews the estimated liability. Generally, no adjustment is made to the reserve until two to three years subsequent to the acquisition due to the lag time between when a product is sold and when it is returned. During the first quarter of 2003 the Company determined that the established reserves for Cognex were in excess of the currently expected returns. As a result of the revised estimate, the Company reduced the liability and increased net revenues by $0.5 million.

        On February 27, 2003, the Company announced it would be implementing a reorganization plan that invests in sales growth while managing operating expenses. As a result of this reorganization, the Company may realign its sales force to expand its reach to physicians in an effort to increase prescriptions of its promoted products. In the past, sales force realignment has resulted in a temporary slowing of growth of the Company's promoted products. The Company has not completed its reorganization plan and cannot now determine the effect of such plan on its net revenues or operating expenses. However, such plan could have an adverse impact on the Company's financial condition, results of operations or cash flows.

        Cost of Revenues.    Cost of revenues for the quarter ended March 31, 2003 were $4.1 million compared to $4.3 million for the quarter ended March 31, 2002. Cost of revenues for the quarter ended March 31, 2003 includes an increased allowance for obsolete inventory of $1.3 million. This charge was primarily for the Company's non-promoted products and short dated Prenate GT product. Costs of revenues for the quarter ended March 31, 2002 do not include a comparable allowance for obsolete inventory.

        Gross Margin.    Gross margin for the quarter ended March 31, 2003 was 67% compared to 84% for the quarter ended March 31, 2002. This decrease in gross margin percentage resulted primarily from the increased allowance for obsolete inventory and a change in product sales mix.

        Selling, General and Administrative Expense.    Selling, general and administrative expense increased $2.9 million, or 21%, to $17.0 million for the quarter ended March 31, 2003 compared to $14.1 million for the quarter ended March 31, 2002. Selling related expenses increased due to co-promotion expenses paid to Professional Detailing, Inc. ("PDI") for the Company's Sular co-promotion that began in the second quarter of 2002, and due to the expansion of the sales force by approximately 50 professionals which occurred in April 2002, partially offset by lower royalty expense due to lower revenues. The Company recorded expenses totaling $1.5 million during the first quarter of 2003 for an allowance for obsolete sample inventory, shipping cost related to the withdrawal of Tanafed Suspension and Tanafed DM and severance for departing executives.

        In April 2002, the Company entered into a risk based co-promotion agreement with PDI which provided approximately 150 sales representatives to promote Sular. In December 2002, the Company cancelled this agreement and entered into a new agreement with PDI which provided at least 250 sales representatives to promote Sular for specified fees. The Company terminated this co-promotion agreement during the second quarter of 2003. This termination will result in fewer sales representatives promoting Sular which could result in fewer prescriptions.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $1.9 million, to $4.1 million for the quarter ended March 31, 2003 compared to $2.2 million for the quarter ended March 31, 2002. This increase primarily resulted from higher amortization expense related to the acquisition of Sular in March 2002.

        Research and Development Expense.    Research and development expense increased $0.6 million to $0.9 million for the quarter ended March 31, 2003 compared to $0.3 million for the quarter ended March 31, 2002. The increase in expense is primarily a result of costs associated with manufacturing transfers for the Company's Ponstel and Cognex products and development costs for the Prenate line.

        In late 2002, the FDA issued a notice about various cough and cold combination products which requires that the Company obtain FDA approval of the Company's Tanafed products before 2005 in order to be able to thereafter continue to market and sell these products as prescription products. The Company has not yet determined the estimated cost to obtain FDA approval. The Company continues to evaluate its strategy for its Tanafed products which may include incurring significant developmental expenses to obtain FDA approval or may involve marketing Tanafed products as non-prescription products which could have a material adverse effect on net revenues and profit margins for the Tanafed product line.

        Interest Expense.    The Company had $11 thousand of interest expense for the quarter ended March 31, 2003 compared to $1.4 million of interest expense for the quarter ended March 31, 2002. For the quarter ended March 31, 2003, the Company had no debt outstanding.

        Interest Income.    Interest income was $0.1 million for the quarter ended March 31, 2003 compared to $0.2 million for the quarter ended March 31, 2002. The decrease in interest income is due to lower average cash balances.

        Provision for Income Taxes.    Income taxes were provided for at a rate of 36.0% for the quarter ended March 31, 2003 compared to 38.5% for the quarter ended March 31, 2002. The decrease in the effective rate is due to the effect of non-deductible expenses. For the quarter ended March 31, 2003, the Company had a pre-tax loss. The effect of non-deductible expenses resulted in a reduced tax benefit for the quarter.

Liquidity and Capital Resources

        The Company's liquidity requirements arise from debt service, working capital requirements, product development activities and funding of acquisitions. The Company has met these cash requirements through cash from operations, borrowings for product acquisitions and the issuance of common stock.

        The Company's cash and cash equivalents were $39.2 million at March 31, 2003. Net cash used in operating activities for the three months ended March 31, 2003 was $6.0 million. This use of cash was primarily the result of the net loss and the related tax benefit recorded as a receivable, the increases in samples and other prepaid expenses and other assets, and inventories and a decrease in accounts payable, offset by a decrease in accounts receivable, an increase in accrued expenses and other and non-cash depreciation and amortization expense and non-cash compensation expense. The Company maintains supply agreements with third party suppliers for most of its products. Some of these supply agreements contain minimum purchase requirements. For most of these supply agreements, the Company believes that its inventory requirements and related purchases of inventory will exceed the minimum purchase requirement in 2003. In those cases in which the Company does not believe its purchases will exceed the minimum purchase requirements, the Company has negotiated waivers or modifications of the minimum purchase requirements but has not yet completed the documentation to amend the supply agreements.

        In late 2002, the FDA issued a notice about various cough and cold combination products which requires that the Company obtain FDA approval of the Company's Tanafed products before 2005 in order to be able to thereafter continue to market and sell these products as prescription products. The Company has not yet determined the estimated cost to obtain FDA approval. The Company continues to evaluate its strategy for its Tanafed products which may include incurring significant developmental expenses to obtain FDA approval or may involve marketing Tanafed products as non-prescription products which could have a material adverse effect on net revenues and profit margins for the Tanafed product line.

        Net cash used in investing activities for the three months ended March 31, 2003 was $0.2 million. The use of this cash was primarily for purchases of software and equipment.

        Net cash used in financing activities was $2.1 million for the three months ended March 31, 2003. The primary use of this cash was to repurchase shares of the Company's outstanding stock under its share repurchase program and fees paid to obtain a new credit facility through LaSalle Bank N.A. The Company has no borrowing outstanding under this facility. For the quarter ended March 31, 2003, there were no borrowings or repayments under the Credit Agreement. At March 31, 2003, the Company was not in compliance with certain financial covenants of this credit facility. Unless the Company obtains a waiver of these covenant violations, the Company will not have access to borrowings under this credit facility.

        The Company believes that its cash and cash equivalents and cash which it expects to generate from operations will be adequate to fund its current working capital requirements for at least the next 12 months. However, in the event that the Company makes significant acquisitions in the future, it may be required to raise additional funds through additional borrowings or the issuance of debt or equity securities.

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

  •
  Allowance for doubtful accounts. The Company is required to estimate the level of accounts receivable recorded in its balance sheet that will ultimately not be paid. Among other things, this assessment requires analysis of the financial strength of the Company's customers, which can be highly subjective, particularly in the recent difficult general economic environment. The Company's policy is to estimate bad debt expense based on prior experience supplemented by a periodic customer specific review when needed. If the Company should over or under estimate the level of accounts receivable that will not be paid, there may be a material impact to the financial statements.

  •
  Sales deductions. The Company provides volume rebates, contractual price reductions with drug wholesalers and insurance companies, and certain other sales related deductions on a regular basis. The exact level of these deductions is not always immediately known and thus the Company must record an estimate at the time of sale. The Company's estimates are based on historical experience with similar programs, and since the Company has a relatively small customer base, customer specific historical experience is often useful in determining the estimated level of deductions expected to be refunded to the Company's customers when sales incentives are offered. If the Company should over or under estimate the level of sales deductions, there may be a material impact to the financial statements.

  •
  Product returns. In the pharmaceutical industry, customers are normally granted the right to return product for a refund if the product has not been used prior to its expiration date, which is typically two to three years from the date of manufacture. The Company's return policy is to allow product returns for products within an eighteen-month window from six months prior to the expiration date and up to twelve months after the expiration date. The Company believes that it has sufficient data to estimate future returns over the revised time period at the time of sale. Management is required to estimate the level of sales that will ultimately be returned pursuant to the Company's return policy, and record a related reserve at the time of sale. These amounts are deducted from the Company's gross sales to determine the Company's net revenues. The Company's estimates take into consideration historical returns of a given product, product specific information provided by the Company's customers and information obtained from independent sources regarding the levels of inventory being held by the Company's customers, as well as overall purchasing patterns by the Company's customers. Management periodically reviews the reserves established for returns and adjusts them based on actual experience. If the Company should over or under estimate the level of sales that will ultimately be returned, there may be a material impact to the financial statements.

  •
  Liabilities assumed with the acquisition of product rights. In connection with the acquisition of product rights, the Company assumes certain liabilities for returns of product shipped by the seller prior to the acquisition date. At the acquisition date, the Company estimates the amount of assumed liabilities based on actual sales return data from the seller and includes that amount in the allocation of the total purchase price. The Company reviews the estimated liability periodically. If the Company should over or under estimate the liabilities assumed, there may be a material impact to the financial statements.

  •
  Intangible assets. When the Company acquires the rights to manufacture and sell a product, the Company records the aggregate purchase price, along with the value of the product related liabilities the Company assumes, as intangible assets. The Company uses the assistance of valuation experts to help the Company allocate the purchase price to the fair value of the various intangible assets the Company has acquired. Then, the Company must estimate the economic useful life of each of these intangible assets in order to amortize their cost as an expense in the Company's statement of operations over the estimated economic useful life of the related asset. The factors that drive the actual economic useful life of a pharmaceutical product are inherently uncertain, and include patent protection, physician loyalty and prescribing patterns, competition by products prescribed for similar indications, future introductions of competing products not yet FDA approved, the impact of promotional efforts and many other issues. The Company uses all of these factors in initially estimating the economic useful lives of the Company's products, and the Company also continuously monitors these factors for indications of appropriate revisions.

          In assessing the recoverability of the Company's intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, the Company must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. The Company reviews intangible assets for impairment at least annually and whenever events or changes in circumstances, indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances may include lack of promotional sensitivity, the introduction of competitive products and changes in government regulations. If the Company determines that an intangible asset is impaired, a non-cash impairment charge would be recognized.

  •
  Inventory obsolescence. The Company's products have shelf lives typically ranging from 18 to 36 months. The Company must estimate the amount of inventory recorded on the balance sheet that will not be sold prior to expiration. This estimate requires analysis of forecasted demand for products, the promotional focus, amounts of the Company's products currently held by customers and the impact on the Company's products by competing products. If the Company should over or under estimate the amount of inventory that will not be sold prior to expiration, there may be a material impact to the financial statements.

Forward Looking Statements

        The Management's Discussion and Analysis of Financial Condition and Results of Operations discussion as well as information contained elsewhere in this Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements about the following:

  •
  the impact of recent accounting pronouncements on the Company's financial condition or results of operations;

  •
  estimated returns of Tanafed products and the resulting deduction of revenue, and related accruals for shipping expenses;

  •
  product return accrual estimates;

  •
  estimated future amortization expenses;

  •
  the ability to acquire or license products;

  •
  developing new formulations, new delivery methods and seeking new indications for existing products;

  •
  the ability to acquire other businesses;

  •
  expectations to continue to limit shipments of Sular to reduce the levels of trade inventories;

  •
  expected protection afforded by a patent related to Tanafed DP and Tanafed DMX;

  •
  whether the Company has adequate supplies of Prenate GT to fill demand;

  •
  the Company's belief that it will be able to satisfactorily resolve concerns expressed by the licensor of the Nitrolingual Pumpspray product line;

  •
  the Company's expectation that sales of the Company's non-promoted products will continue to decline;

  •
  the impact of the Company's pending reorganization plans on the Company's financial condition, results of operations or cash flows;

  •
  the Company's belief that its inventory requirements and related purchases of inventory will exceed the minimum purchase requirements for 2003;

  •
  adequacy of capital resources;

  •
  adequacy of funds to fund working capital requirements; and

  •
  the ability to obtain future funds through additional borrowings or the issue of debt or equity securities.

When used in this Report, the Company intends the words "may," "believe," "anticipate," "planned," "expect," "require," "intend," and "depend" to identify "forward-looking statements." The Company's forward-looking statements involve uncertainties and other factors, including those described in this Quarterly Report and under the caption "Business-Risk Factors" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 under the following headings "Our operating results are substantially dependent upon the contribution of Sular, which has been below expectations since we acquired the product and which has adversely affected our operating results," "Unexpected increases in 2002 year-end quantities of Sular on-hand with wholesalers may adversely effect sales of Sular during 2003," "The potential growth rate for Sular may be limited by slower growth for the class of drugs to which Sular belongs," "Sales of Prenate GT have been adversely affected by the introduction of competitive products," "The shelf life of Prenate GT increases the likelihood of returns of Prenate GT, thereby reducing net sales," "Sales of our Tanafed products have been adversely affected by the introduction of competitive products," "The FDA recently issued a notice which may cause us to incur increased expenses and adversely affect our ability to continue to market and sell our Tanafed products," "Periodic emphasis of our sales force on one or more of our products and other factors from time-to-time adversely affect sales of other of our products," "We may not be able to increase our sales to compensate for the decrease in sales of our non-promoted products," "Introductions by us of line extensions of our existing products may require that we make unexpected changes in our estimates for future product returns and reserves for obsolete inventory which would adversely affect our operating results," "There is a risk that we may incur charges for intangible asset impairment," "Our launch of a smaller size of Nitrolingual Pumpspray may not be successful," "Our growth will suffer if we do not acquire rights to new products and integrate them successfully," "There is uncertainty regarding a potential reorganization plan," "We depend entirely on third parties to our products," "We may encounter interruptions in our supply of Ponstel," "We may encounter interruptions in our supply of Furadantin," We may encounter interruptions in our supply of Cognex," "Our existing supply agreements may prohibit us from entering into potentially more favorable supply relationships with others," "Part of our growth strategy is to acquire businesses which subjects us to additional risks," "We face generic and other competition that could lower prices and unit sales," "Strong competition exists for our products, and competitors have recently introduced new products and therapies that could make some of our products obsolete," "A small number of customers account for a large portion of our sales and the loss of one of them, or changes in their purchasing patterns, could result in reduced sales," "If our products under development fail in clinical studies, if we fail or encounter difficulties in obtaining regulatory approval for new products or new uses of existing products, or if our development agreements are terminated, we will have expended significant resources for no return," "We or third parties may violate government regulations," "If third-party payors do not adequately reimburse patients for our products, doctors may not prescribe them," "We depend on highly trained management, and we may not be able to keep current management or hire qualified management in the future," "Product liability claims and product recalls could limit sales and increase costs," "An adverse judgment in the securities class action litigation in which we and certain directors and executive officers are defendants could have a material adverse effect on our results of operations and liquidity," "The incurrence of debt could reduce our growth and profitability," "We expect to require additional funding, and if we cannot obtain it, our sales, profits, acquisitions and development projects could suffer," "Competitors could offer a product competitive with Sular," "If we do not secure or enforce patents and other intellectual property rights, we could encounter increased competition that would adversely affect our operating results," "Our products could infringe the intellectual property rights of third -parties, which could require us to pay license fees or defend litigation that would be expensive or prevent us from selling products," "The regulatory status of some of our products makes these products subject to increased competition and other risks," "We face risks under one of our development agreements because the other party to the agreement is a related party," "Pohl-Boskamp can terminate our rights to Nitrolingual Pumpspray," "We have limited experience selling products in other countries," "Our financial statements as of and for the two years ended December 31, 2001 and 2000 included in this Form 10-K were audited by Arthur Andersen LLP which has been found guilty of obstruction of justice and may be the subject of additional litigation," "Our stock price has declined substantially, has been volatile and could decline further," "Existing officers, directors and our principal stockholder owns a substantial block of stock that may allow them to elect directors and direct the outcome of matters requiring stockholder approval," and "Anti-takeover provisions could discourage a third-party from making a takeover offer that could be beneficial to stockholders." The Company does not undertake to update the forward-looking statements to reflect future events or circumstances. These risk factors may cause actual results, performance or achievements, to be different from that suggested by the Company's forward-looking statements. You should not place undue reliance on forward-looking statements. The Company does not intend to update prescription data contained in this report or to publicly announce any revisions to any of these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's operating results and cash flows are subject to fluctuations from changes in foreign currency exchange rates and interest rates. The Company's purchases of Nitrolingual Pumpspray under its agreement with Pohl-Boskamp and its purchases of Sular product inventory from Bayer are made in Euros. The Company eliminates the risk of foreign currency fluctuations after the time of shipment of product by entering into forward contracts for these purchases of inventory at the time of product shipments. In addition, sales of Cognex are recognized in the foreign currencies of the respective European countries in which it is sold. While the effect of foreign currency translations has not been material to the Company's results of operations to date, currency translations on export sales or import purchases could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies.

        In connection with borrowings under the Company's senior secured revolving credit facility arranged by LaSalle Bank N. A., the Company should experience market risk with respect to changes in the general level of the interest rates and the effect upon interest expense. Borrowings under this facility bear interest at variable rates. Because such rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, the Company's present exposure to interest rate fluctuations is primarily dependent on rate changes that may occur while borrowings under the senior secured credit facility are outstanding. As of March 31, 2003, there was no debt outstanding under this facility and the facility was not used at any time during the quarter ended March 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

        The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of a date (the "Evaluation Date") occurring within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. As of the date that the evaluation was completed, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures provide reasonable assurance that (i) information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        The Company is committed to a continuing process of identifying, evaluating and implementing improvements to the effectiveness of the Company's disclosure and internal controls and procedures. The Company's management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company's controls and procedures will prevent all errors. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in any control system, misstatements due to error or violations of law may occur and not be detected.

        Since the Evaluation Date, there have not been any significant changes in our internal controls or, to the knowledge of management, in other factors that could significantly affect such controls.

PART II—OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        There were no material developments during the three months ended March 31, 2003 in the previously reported putative class action lawsuit naming the Company and certain affiliates as defendants.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        At March 31, 2003 the Company was not in compliance with certain financial covenants under its senior secured revolving credit facility arranged through LaSalle Bank N. A.. At March 31, 2003 the outstanding balance on the senior secured revolving credit facility was zero and there was no activity under the credit facility for the quarter ended March 31, 2003. The Company is in the process of seeking a waiver of these covenant violations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        The Company has become aware of a nitroglycerin spray product marketed by a third party outside the United States which, if approved for marketing within the United States, could adversely affect sales of Nitrolingual Pumpspray.

        The Company has become aware that a third party is currently marketing a nitroglycerin spray product outside the United States. The Company believes that this product does not hold the necessary regulatory approvals to be marketed within the United States, and the Company does not know when or if this product will obtain regulatory approvals for marketing in the United States. If this nitroglycerin spray product is approved for marketing in the United States, the product would compete with the Company's Nitrolingual Pumpspray which would be expected to adversely affect sales of Nitrolingual Pumpspray and the Company's operating results.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

  3.1(1)
  Restated Certificate of Incorporation, as amended

  3.2(2)
  Amended and Restated By-laws

  4.1(2)
  Form of Stock Certificate

  4.2(3)
  Credit Agreement dated as of February 11, 2003 among the Registrant various lenders and LaSalle N.A., as administrative agent

  10.1*
  Separation Agreement and Release of All Claims dated as of March 3, 2003 between the Registrant and William G. Campbell

  10.2*
  Separation Agreement and Release of All Claims dated as of March 5, 2003 between the Registrant and Balaji Venkataraman

    10.3*
    Separation Agreement and Release of All Claims dated as of March 5, 2003 between the Registrant and Christopher Offen

    (1)
    Incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 000-30123).

    (2)
    Incorporated by reference from the Registrant's Form S-1 (Commission File No. 333-30764).

    (3)
    Incorporated by reference to the Registrant's Form 8-K filed on February 25, 2003 (Commission File No. 000-30123).

    *
    Filed herewith.

  (b)
  The Registrant filed the following Forms 8-K during the quarter ended March 31, 2003:

  (i)
  On February 25, 2003, the Registrant filed a Form 8-K dated February 11, 2003 pursuant to Item 2 reported that it entered into a Credit Agreement for a $20 million senior secured revolving credit facility with various lenders and LaSalle Bank N.A. as administrative agent.

  (ii)
  On March 14, 2003, the Registrant filed a Form 8-K dated March 5, 2003 pursuant to Item 5 announcing the resignation of two executive officers.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON PHARMACEUTICAL CORPORATION (Registrant)
Date: May 15, 2003	By:	/s/ MAHENDRA G. SHAH, PH.D. Mahendra G. Shah, Ph.D. Chairman, Chief Executive Officer and President (principal executive officer)
Date: May 15, 2003	By:	/s/ DARRELL BORNE Darrell Borne Chief Financial Officer, Treasurer, and Secretary (principal accounting and financial officer)

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

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003	/s/ MAHENDRA G. SHAH, PH.D. Mahendra G. Shah, Ph.D. Chairman, Chief Executive Officer and President

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

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003	/s/ DARRELL BORNE Darrell Borne Chief Financial Officer, Treasurer, and Secretary

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1: LEGAL PROCEEDINGS
  ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS