Form 10-Q
period 2003-06-30
FIRST HORIZON PHARMACEUTICAL CORP
filed 2003-08-13
CIK 1106773

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[MARK ONE]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of July 31, 2003, there were 34,955,268 shares of the Registrant's Common Stock outstanding.

FIRST HORIZON PHARMACEUTICAL CORPORATION
FORM 10-Q
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HORIZON PHARMACEUTICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,374	$47,409
Accounts receivable, net of allowance for doubtful accounts, discounts and contractual adjustments of $771 and $767 at June 30, 2003 and December 31, 2002, respectively	14,215	15,904
Inventories	15,229	17,444
Samples and other prepaid expenses	4,289	3,413
Income taxes receivable	5,790	—
Current deferred tax assets	8,779	6,647

Total current assets	82,676	90,817
Property and equipment, net	1,994	1,607
Other assets:
Intangibles, net	248,237	260,441
Other assets	243	67

Total other assets	248,480	260,508
Total assets	$333,150	$352,932

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,257	$9,603
Accrued expenses	33,342	36,260

Total current liabilities	42,599	45,863
Long-term liabilities:
Deferred tax liabilities	446	1,221
Other long-term liabilities	217	165

Total liabilities	43,262	47,249
Stockholders' equity:
Preferred stock, 1,000,000 share authorized and none outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 34,948,675 and 35,436,629 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	35	35
Additional paid-in capital	285,953	287,306
Deferred compensation	(32)	(207)
Retained earnings	3,716	18,499
Accumulated other comprehensive income	216	50

Total stockholder's equity	289,888	305,683
Total liabilities and stockholders' equity	$333,150	$352,932

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	For The Quarter Ended June 30,		For The Six Months Ended June 30,
	2003	2002	2003	2002
Net Revenues	$20,958	$26,006	$33,453	$53,126
Operating costs and expenses:
Cost of revenues (excluding amortization and depreciation)	5,937	4,701	10,025	8,997
Selling, general and administrative expense	15,538	16,755	32,550	30,904
Depreciation and amortization	4,179	4,137	8,302	6,334
Impairment charge	4,152	—	4,152	—
Research and development expense	570	286	1,458	602

Total operating costs and expenses	$30,376	$25,879	$56,487	$46,837

Operating income (loss)	(9,418)	127	(23,034)	6,289

Other (expense) income:
Interest expense	(109)	(2,719)	(120)	(4,134)
Interest income	100	110	229	301
Other	—	1	9	1

Total other (expense) income	$(9)	$(2,608)	$118	$(3,832)

Income (loss) before provision for income taxes	(9,427)	(2,481)	(22,916)	2,457
Benefit (provision) for income taxes	3,323	955	8,133	(946)

Net income (loss)	$(6,104)	$(1,526)	$(14,783)	$1,511
Other comprehensive income	$148	$—	$166	$—

Comprehensive income (loss)	$(5,956)	$(1,526)	$(14,617)	$1,511

Net income (loss) per common share:
Basic earnings (loss) per common share	$(0.18)	$(0.05)	$(0.42)	$0.05

Diluted earnings (loss) per common share:	$(0.18)	$(0.05)	$(0.42)	$0.05

Weighted average common shares outstanding:
Basic	34,875	33,341	35,073	30,485

Diluted	34,875	33,341	35,073	31,513

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For The Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(14,783)	$1,511
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,302	6,334
Impairment charge	4,152	—
Non-cash interest expense	21	3,082
Deferred income tax benefit	(2,907)	(673)
Non-cash compensation expense	175	175
Reduction in taxes payable — stock option exercises	98	215
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	1,689	(6,178)
Inventories	2,215	(4,473)
Samples and other prepaid expenses and other assets	(828)	(1,795)
Income taxes receivable	(5,790)	—
Accrued expenses and other	(2,866)	7,466
Accounts payable	(346)	854

Net cash (used in) provided by operating activities	(10,868)	6,518
Cash flows from investing activities:
Purchase of product licenses and other intangibles	—	(186,788)
Purchase of property and equipment	(637)	(878)

Net cash used in investing activities	(637)	(187,666)
Cash flows from financing activities:
Capitalized financing costs incurred	(245)	(3,082)
Repurchase of common stock	(1,999)	—
Proceeds from long-term debt	—	137,000
Principal payments on long-term debt	—	(137,000)
Net proceeds from issuance of common stock	548	155,079

Net cash (used in) provided by financing activities	(1,696)	151,997
Effect of foreign exchange rates on cash	166	—
Net change in cash and cash equivalents	(13,035)	(29,151)
Cash and cash equivalents, beginning of period	47,409	53,458

Cash and cash equivalents, end of period	$34,374	$24,307

Supplemental Cash Flow Information:
Cash paid for taxes	$4,782	$1,479

Cash paid for interest	$88	$1,064

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(unaudited)

1.
Basis of Presentation

        The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which management considers necessary for fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods. Certain footnote disclosures normally included in financial statements prepared according to generally accepted accounting principles in the United States of America have been condensed or omitted from these interim financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results for the full year. The interim results should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-30123).

2.
New Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosure in both annual and interim financial statements. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company applies Accounting Principles Board Opinion ("APB") No. 25 and related interpretations in accounting for its stock-based compensation plans and, effective December 15, 2002, adopted the disclosure provisions of SFAS No. 148.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. Additionally, FIN No. 46 requires additional disclosures for any Company with any interest in a VIE regarding the nature, purpose, size, and activities of the VIE and the Company's maximum exposure to loss as a result of its involvement with the VIE. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which the Company obtains an interest after that date. The adoption of this interpretation did not have a material impact on the Company's financial condition or results of operations.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial condition or results of operations.

3.
Stock Options

        The Company applies APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock options issued to employees. Accordingly, the Company records compensation expense for any stock option grants with exercise prices lower than fair value, recognized ratably over the vesting period.

        Had compensation costs for the Company's options been determined using the Black Scholes option-pricing models prescribed by SFAS No. 123,"Accounting for Stock Based Compensation," the Company's pro forma net income (loss) per common share would have been reported as follows (in thousands except per share data):

	For The Quarter Ended June 30,		For The Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) as reported	$(6,104)	$(1,526)	(14,783)	$1,511
Deduct:
Total stock-based employee compensation expense determined under fair value basis for all awards, net of related tax effects	(574)	(1,663)	(727)	(1,711)

Pro forma	$(6,678)	$(3,189)	$(15,510)	$(200)

Net income (loss) per common share-basic:
As reported	$(0.18)	$(0.05)	$(0.42)	$0.05
Pro forma	$(0.19)	$(0.10)	$(0.44)	$(0.01)
Net income (loss) per common share-diluted:
As reported	$(0.18)	$(0.05)	$(0.42)	$0.05
Pro-forma	$(0.19)	$(0.10)	$(0.44)	$(0.01)

        The weighted average fair value per share of options granted during the six months ended June 30, 2003 and 2002 is estimated at $3.19 and $18.31, respectively. The value of options is estimated on the date of the grant using the following weighted average assumptions:

	2003	2002
Risk-free interest rate	2.38%	5.05%
Expected dividend yield	—	—
Expected lives	5 years	7 years
Expected volatility	137.25%	85.46%

        The Black-Scholes option valuation model was not developed for use in valuing employee stock options. Instead, this model was developed for use in estimating the fair value of traded options, which have no vesting restrictions, and are fully transferable, which differ significantly from the Company's stock option awards. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected survival rates of the options.

4.
Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. As a result of SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," a previously reported extraordinary loss on debt extinguishment of $0.9 million net of taxes for the second quarter of 2002 has been reclassified to interest expense and to income tax benefit. To effect this reclassification, interest expense for the quarter and six months ended June 30, 2002 has been increased by $1.4 million and the income tax benefit has been increased by $0.5 million.

5.
Inventories

        Inventories consist of purchased pharmaceutical products and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method, and market is considered to be net realizable value. Inventories consist of finished product and bulk product awaiting processing and packaging into finished product. The Company revised its revenues forecast in the second quarter of 2003. As a result of the Company's revised forecast, at June 30, 2003, the Company had an allowance for excess and obsolete inventory of $4.6 million compared to $2.8 million at December 31, 2002. Inventories at June 30, 2003 and December 31, 2002 consisted of (in thousands):

	June 30, 2003	December 31, 2002
Bulk product	$7,182	$7,543
Finished product	8,047	9,901

	$15,229	$17,444

6.
Samples

        Samples primarily consist of product samples used in the sales and marketing efforts of the Company's products. Samples are expensed upon distribution, as a selling expense. As a result of the Company's revised forecast, at June 30, 2003, the Company had an ending balance in its allowance for excess and obsolete sample inventory of $0.5 million compared to $0.0 million at December 31, 2002. Sample inventories at June 30, 2003 and December 31, 2002 were $1.8 and $2.3 million, respectively.

7.
Accrued Expenses

        Accrued expenses at June 30, 2003 and December 31, 2002 consist of the following (in thousands):

	June 30, 2003	December 31, 2002
Employee compensation and benefits	$3,022	$2,125
Product returns	16,088	12,216
Sales deductions	10,036	10,671
Assumed liabilities—product acquisitions	1,528	3,665
Income taxes payable	—	4,266
Other	2,668	3,317

	$33,342	$36,260

        Product returns

        In September 2002, the Company launched Tanafed DP and Tanafed DMX, line extensions to the Company's Tanafed Suspension and Tanafed DM products. These line extensions were launched in response to increasing competition by knock off products to Tanafed Suspension and Tanafed DM. Due to the launch of Tanafed DP and Tanafed DMX, the Company expected increased returns of Tanafed Suspension, as prescriptions were expected to be filled with the line extensions. The Company estimated returns of approximately $3.8 million and provided for this amount in September 2002. The Company decided to withdraw Tanafed Suspension in April 2003 which was earlier than planned. The Company also decided to withdraw Tanafed DM in April 2003. As a result, the Company estimated that it would incur an additional $3.4 million in returns of Tanafed Suspension and Tanafed DM and provided for this amount in the results of operations for the quarter ended March 31, 2003 as a deduction from revenue. For the quarter ended March 31, 2003, the Company also provided for an additional $0.6 million for projected shipping cost related to the withdrawal of Tanafed Suspension and Tanafed DM recorded as a selling expense.

        Assumed liabilities—product acquisitions

        In connection with the acquisition of rights for Robinul, Ponstel, Cognex, Prenate, Furadantin, and Sular the Company assumed certain liabilities for returns of product shipped by the seller prior to the acquisition date. At the acquisition date, the Company estimated the amount of the assumed liabilities based on actual sales return data from the seller and included that amount in the allocation of the total purchase price. The Company periodically reviews the estimated liability. Generally, no adjustment is made to the reserve until two or three years subsequent to the acquisition due to the lag time between when a product is sold and when it is returned. During the quarter and six month periods ended June 30, 2003, the Company determined that the established reserves for Prenate and Cognex were in excess of the currently expected returns. As a result of the revised estimate, the Company reduced the liability and increased net revenues by $0.5 million and $1.0 million for the quarter and six months ended June 30, 2003, respectively.

8.
Earnings Per Share

        Below is the calculation of basic and diluted net income (loss) per share (in thousands except per share data):

	For The Quarter Ended June 30,		For The Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss)	$(6,104)	$(1,526)	(14,783)	$1,511
Other comprehensive income	148	—	166	—

Comprehensive income (loss)	$(5,956)	$(1,526)	$(14,617)	$1,511

Weighted average common shares outstanding—basic	34,875	33,341	35,073	30,485
Diluted effect of Stock Options	—	—	—	1,028

Weighted average common shares outstanding—diluted	34,875	33,341	35,073	31,513

Basic earnings (loss) per common share:	$(0.18)	$(0.05)	$(0.42)	$0.05

Diluted earnings (loss) per common share:	$(0.18)	$(0.05)	$(0.42)	$0.05

        For the quarter and six months ended June 30, 2003, there were 312,256 and 432,928 potential common shares outstanding that were excluded from the diluted net (loss) per share calculation because their effect would have been anti-dilutive.

9.
Impairment Charge

        In the second quarter of 2003, the Company revised its revenue forecast for all of its products. The Company also evaluated the remaining estimated useful lives of its intangible assets and as a result changed the remaining estimated useful life of its Cognex intangible assets from 20 years to 10 years. An analysis of the projected undiscounted cash flows for all intangibles was performed as required by SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".    The analysis of the projected undiscounted cash flows for Cognex indicated that the carrying value of the asset was not recoverable over the revised remaining useful life of the asset. The Company estimated the fair market value of the Cognex assets using (1) a market multiple methodology, (2) a comparable transaction methodology and (3) a discounted cash flow methodology. Based on the estimated fair market value, it was determined that the carrying value of the Cognex licensing rights was in excess of the fair value, and an impairment charge of $4.2 million was recorded for the second quarter of 2003. As a result of the impairment charge taken and the revised estimated useful life of Cognex, amortization expense will decrease by approximately $0.2 million per year beginning in the third quarter of 2003.

10.
Intangible Assets

        The following table reflects the components of intangible assets as of June 30, 2003 (in thousands):

	Gross Amount	Accumulated Amortization	Impairment Charge	Net Amount	Weighted Average Life
Licensing rights	$244,415	$(20,244)	$(4,152)	$220,019	20 years
Trade names	11,060	(908)	—	10,152	20 years
Contracts	8,300	(2,320)	—	5,980	5 years
Supply/Distribution agreements	11,490	(2,148)	—	9,342	1 to 10 years
Other intangibles	3,082	(338)	—	2,744	20 years

Total	$278,347	$(25,958)	$(4,152)	$248,237	19 years

        For the three and six months ended June 30, 2003, amortization expense related to the intangible assets was $4.0 million and $8.0 million, respectively. Amortization is calculated on a straight-line basis over the estimated useful life of the intangible asset. Estimated annual amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal year ended December 31:	Amount
2003	$15,961
2004	$15,707
2005	$15,507
2006	$15,404
2007	$14,191
11.
Segment Reporting

        The Company operates in a single segment, the sale and marketing of prescription products.

12.
Share Buyback Program

        On July 8, 2002, the Company announced a share buyback program. This program authorized the repurchase of up to $8.0 million in common stock until July 5, 2003. For the six months ended June 30, 2003, the Company repurchased 807,000 shares of common stock at an aggregate cost of approximately $2.0 million. Through June 30, 2003, the Company had repurchased a total of 823,400 shares of common stock at an aggregate cost of approximately $2.1 million. These shares were retired.

13.
Credit Agreement

        On February 11, 2003, the Company entered into a Credit Agreement for a $20.0 million senior secured revolving credit facility with various lenders and LaSalle Bank National Association, as Administrative Agent. Borrowings may be used for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company's assets. Borrowings bear interest at the Company's option at the base rate in effect from time to time plus an applicable margin or the Eurodollar rate, plus an applicable margin. The applicable margin will vary dependent upon our leverage ratio in effect from time to time. The revolving facility matures on February 11, 2006. The revolving loan contains various covenants, including covenants relative to maintaining financial ratios and earnings levels, limitations on acquisitions, dispositions, mergers and capital expenditures, limitations on incurring additional indebtedness and a prohibition on payment of dividends and certain issuances of our capital stock. As of March 31, 2003 and June 30, 2003, the Company was not in compliance with certain financial covenants of the Credit Agreement. The Company is seeking a waiver for these covenant violations. Unless the Company obtains a waiver of these covenant violations, the Company will not have access to borrowings under this credit facility. As of June 30, 2003, there was no outstanding balance on the Credit Agreement. For the quarter ended June 30, 2003, there were no borrowings or repayments under the Credit Agreement.

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

        On July 17, 2003, the Company announced its revised strategy and operating plan. The revised strategy focuses on reducing expenses, implementing systems and controls to improve efficiency and expanding the sales force. Excluding costs to hire and train representatives, management currently plans that annualized selling, general and administrative expenses should approximate $45 million with a sales force of 200 representatives and $60 million with 400 representatives. The expansion of the Company's sales force is planned to take place in two phases. The first phase is planned to expand the sales force to a total of 250 representatives and is expected to be completed by the end of 2003. The second phase of the expansion is planned to increase the sales force to a total of 400 representatives and is expected to be completed in the first half of 2004. Pending implementation of the Company's revised operating plan, the Company does not currently intend to pursue any acquisitions.

Results of Operations

        Net Revenue.    Net revenues for the quarter ended June 30, 2003 decreased $5.0 million or 19% to $21.0 million, as compared to $26.0 million for the quarter ended June 30, 2002. Net revenues for the six months ended June 30, 2003 decreased $19.6 million or 37% to $33.5 million, as compared to $53.1 million for the six months ended June 30, 2002. Net revenues decreased for the quarter and six month period primarily as a result of (1) the continued effort to reduce the levels of trade inventories for a majority of the Company's promoted products (including Sular, Nitrolingual, Tanafed DP, Prenate GT, Ponstel and Robinul) and a few of the Company's non-promoted products, and (2) reduced sales of the Company's non-promoted products. Net revenue for the quarter and six months ended June 30, 2003, include an increase in net revenues of $0.5 million and $1.0 million, respectively, for the reduction in the recorded liability for estimated future returns of Cognex and Prenate. Net revenues for the six months ended June 30, 2003, include a decrease of $3.4 million for an accrual for estimated future returns of the Tanafed Suspension and Tanafed DM products.

        According to IMS Health's National Prescription Audit Plus™ data, new prescriptions of Sular decreased 1.9% and total prescriptions increased 1.8%, for the quarter ended June 30, 2003, compared to the quarter ended March 31, 2003. Also based on that data, new prescriptions of Sular increased 8.3% and total prescriptions increased 2.5%, for the quarter ended June 30, 2003, compared to the quarter ended June 30, 2002. Trade levels of inventory decreased by 28.2% from December 2002 to

June 2003 (Source: IMS Health Pipeline report). Months on hand (defined as units on hand divided by monthly demand at the wholesalers) were 3.2 months at June 30, 2003, 3.0 months at March 31, 2003 and 4.1 months at December 31, 2002 (Source: IMS Health Pipeline report). The Company seeks to maintain 1.5 months of inventory on hand with its wholesalers. While the Company continued its efforts to reduce the levels of trade inventories of Sular during the second quarter, the Company was delayed in achieving its goal due to the difficulty in managing the large number of wholesalers' warehouses, each of which independently orders supplies of inventory. The Company expects to limit shipments of Sular in the third quarter of 2003 and possibly in future quarters in an effort to further reduce the levels of trade inventories. Net revenues of Sular were approximately $7.5 million and $9.6 million for the quarter and six months ended June 30, 2003, respectively compared to $10.5 million and $11.6 million for the quarter and six months ended June 30, 2002, respectively. The Company acquired Sular in March 2002.

        The Company has entered into agreements with its three largest wholesale customers to provide to the Company data about the levels of inventory on hand with the wholesalers and incentivize wholesalers to maintain between 0.5 and 1.5 months of inventory on hand. The Company believes that these agreements and the implementation of other measures will help the Company better manage the levels of trade inventories with wholesalers.

        Net revenues of the promoted pediatric and OB/GYN franchise products (namely the Prenate line, the Tanafed line, and Ponstel), were approximately $5.3 million for the quarter ended June 30, 2003 compared to approximately $5.0 million for the quarter ended June 30, 2002.

        Unit sales of the Prenate line were significantly lower for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 primarily as a result of (1) an interruption in the supply of Prenate GT, and, (2) the previously reported increase in generic competition with the Prenate line which the Company began to experience in the second quarter of 2002. Due to an interruption in the supply of Prenate GT to the Company during 2003, the Prenate GT inventory on hand for most of 2003 had an expiration date of six months or less. While the Company has on hand adequate supplies of Prenate GT to fill current demand the Company continues to work with its manufacturers to better align its supply with anticipated future demand for Prenate GT.

        Total dispensed prescriptions of Prenate GT and Prenate Advance decreased 7.0% for the quarter ended June 30, 2003 as compared to the quarter ended March 31, 2003, and increased 11.3% for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002, according to IMS Health's National Prescription Audit Plus™ data. The substitution rates of Prenate GT, as measured by new dispensed prescriptions captured by Prenate GT and knock-off products, were 37.1% for the quarter ended March 31, 2003 and 42.0% for the quarter ended June 30, 2003 (Source: IMS Health's National Prescription Audit Plus™ data). Total dispensed prescriptions and substitution rates were adversely affected during the second quarter of 2003 due to limited supplies of Prenate GT inventory which the Company encountered during the first half of 2003.

        Total dispensed prescriptions of the Tanafed line increased 7.3% for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 according to IMS Health's National Prescription Audit Plus™ data. Also according to that data, total dispensed prescriptions of the Tanafed line decreased 40.7% for the quarter ended June 30, 2003 compared to the quarter ended March 31, 2003. The Company attributes this decline to the seasonal nature of this product and the decline is consistent with past experience. Sales of the Tanafed line are typically higher in the Company's fourth and first quarters which correspond to the cold season. Net revenues of the Tanafed line for the six months ended June 30, 2003 include a decrease of $3.4 million for an accrual for estimated future returns of the Tanafed Suspension and Tanafed DM products recorded in the quarter ended March 31, 2003.

        According to IMS Health's National Prescription Audit Plus™ data, total prescriptions of Ponstel increased 0.7% for the quarter ended June 30, 2003 as compared to the quarter ended March 31, 2003.

Also based on that data, total prescriptions increased 4.1% for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. Net revenues of Ponstel for the quarter ended June 30, 2003 were approximately equal to net revenues for the quarter ended June 30, 2002.

        The Company introduced the 60-dose version of Nitrolingual during the second quarter of 2003 which helped increase sales of the 200-dose version of Nitrolingual. According to IMS Health's National Prescription Audit Plus™ data, total prescriptions of Nitrolingual increased 0.7% for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. The Company believes that IMS data does not capture prescriptions from some of the non-retail channels. Net revenues of Nitrolingual increased 58% for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002, as a result of increased unit sales. Net revenues of Nitrolingual decreased 7% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, as a result of decreased unit sales.

        According to IMS Health's National Prescription Audit Plus™ data, total prescriptions of Robinul increased 6.8% for the quarter ended June 30, 2003 as compared to the quarter ended March 31, 2003. Also based on that data, total prescriptions increased 9.7% for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. Net revenues for the quarter ended June 30, 2003 were approximately equal to net revenues for the quarter ended June 30, 2002.

        Net revenues of the Company's non-promoted products decreased 98% and 84% for the quarter and six months ended June 30, 2003, respectively as compared to the quarter and six months ended June 30, 2002, respectively. The decline was the result of lower unit sales for these brands and higher allowances for returns.

        In connection with the acquisition of rights for Robinul, Ponstel, Cognex, Prenate, Furadantin and Sular the Company assumed certain liabilities for returns of product shipped by the seller prior to the acquisition date. At the respective acquisition dates, the Company estimated the amount of the assumed liabilities based on actual sales return data from the seller and included that amount in the allocation of the total purchase price. The Company periodically reviews the estimated liability. Generally, no adjustment is made to the reserve until two to three years subsequent to the acquisition due to the lag time between when a product is sold and when it is returned. Net revenues for the quarter and six months ended June 30, 2003 include an increase in net revenues of $0.5 million and $1.0 million, respectively related to the reduction in the recorded liability for estimated future returns of Cognex and Prenate.

        Cost of Revenues.    Cost of revenues for the quarter ended June 30, 2003 were $5.9 million compared to $4.7 million for the quarter ended June 30, 2002. Cost of revenues for the six months ended June 30, 2003 were $10.0 million compared to $9.0 million for the six months ended June 30, 2002. As a result of a change in the Company's sales forecast, cost of revenues for the quarter and six months ended June 30, 2003 included an increased allowance for obsolete and excess inventory of $2.2 million and $3.5 million, respectively. These charges were primarily for the Company's non-promoted products, excess Sular and Tanafed inventory and short dated Prenate GT inventory. Cost of revenues for the quarter and six months ended June 30, 2002 do not include a comparable allowance for obsolete and excess inventory.

        Gross Margin.    Gross margin for the quarter ended June 30, 2003 was 72% compared to 82% for the quarter ended June 30, 2002. Gross margin for the six months ended June 30, 2003 was 70% compared to 83% for the six months ended June 30, 2002. Approximately ten percentage points of this decrease in gross margin percentage for the quarter and six months ended June 30, 2003 resulted from the increased allowance for obsolete and excess inventory. Also affecting gross margin was a change in product sales mix.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased $1.3 million, or 8%, to $15.5 million for the quarter ended June 30, 2003, compared to $16.8 million for the quarter ended June 30, 2002. Selling related expenses decreased due to lower co-promotion expenses incurred for promotion of the Company's Sular product due to the termination of a co-promotion agreement in the second quarter of 2003, and lower quarter over quarter marketing and training expenses which were higher in the quarter ended June 30, 2002 due to the launch of Sular in 2002. The Company recorded expenses totaling $1.3 million during the quarter ended June 30, 2003 for an allowance for obsolete sample inventory and severance for departing employees.    Selling, general and administrative expenses for the quarter ended June 30, 2002 do not include comparable expenses.

        Selling, general and administrative expenses increased $1.7 million, or 6%, to $32.6 million for the six months ended June 30, 2003, compared to $30.9 million for the six months ended June 30, 2002. Selling, general and administrative expenses for the six months ended June 30, 2003 include expenses totaling $2.7 million for an allowance for obsolete sample inventory, shipping cost related to the withdrawal of Tanafed and Tanafed DM and severance for departing employees.    Selling, general and administrative expenses for the six months ended June 30, 2002 do not include comparable expenses. These increased expenses were offset by lower marketing and training expenses due to the launch of Sular in 2002, and lower royalty expenses.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $0.1 million, or 2%, to $4.2 million for the quarter ended June 30, 2003 compared to $4.1 million for the quarter ended June 30, 2002. Depreciation and amortization expense increased $2.0 million, or 32% to $8.3 million for the six months ended June 30, 2003 compared to $6.3 million for the six months ended June 30, 2002. This increase resulted from higher amortization expense related to the acquisition of Sular in March 2002.

        Impairment Charge.    In the second quarter of 2003, the Company revised its revenue forecast for all of its products and evaluated the remaining estimated useful lives of its intangible assets. As a result, the Company changed the remaining estimated useful life of its Cognex intangible assets from 20 years to 10 years. An analysis of the projected undiscounted cash flows for all intangibles was performed as required by SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".    The analysis of the projected undiscounted cash flows for Cognex indicated that the carrying value of the asset was not recoverable over the revised remaining useful life of the asset. The Company estimated the fair market value of the Cognex assets and based on the estimated fair market value, it was determined that the carrying value of the Cognex licensing rights was in excess of the fair value, and an impairment charge of $4.2 million was recorded for the second quarter of 2003. As a result of the impairment charge taken and the revised estimated useful life of Cognex, amortization expense will decrease by approximately $0.2 million per year beginning in the third quarter of 2003.

        Research and Development Expense.    Research and development expense increased $0.3 million to $0.6 million for the quarter ended June 30, 2003 compared to $0.3 million for the quarter ended June 30, 2002. Research and development expense increased $0.9 million to $1.5 million for the six months ended June 30, 2003 compared to $0.6 million for the six months ended June 30, 2002. The increase in expense is primarily a result of costs associated with manufacturing transfers for the Company's Ponstel, Cognex and Furadantin products and development costs for the Prenate line.

        In late 2002, the FDA issued a notice about various cough and cold combination products, which requires that the Company obtain FDA approval of the Company's Tanafed products before January 1, 2005 in order to be able to thereafter continue to market and sell these products as prescription products. The Company has not yet determined the estimated cost to obtain FDA approval. The Company continues to evaluate its strategy for its Tanafed products, which may include incurring significant developmental expenses to obtain FDA approval or may involve marketing Tanafed products as non-prescription products, which could have a material adverse effect on net revenues and profit margins for the Tanafed product line.

        Interest Expense.    Interest expense was $0.1 million for the quarter and six months ended June 30, 2003 compared to $2.7 million and $4.1 million for the quarter and six months ended June 30, 2002, respectively. For the quarter and six months ended June 30, 2003, the Company had no debt outstanding. As a result of SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," a previously reported extraordinary loss on debt extinguishment of $0.9 million net of taxes for the second quarter of 2002 has been reclassified to interest expense and to income tax benefit. To effect this reclassification, interest expense for the quarter and six months ended June 30, 2002 has been increased by $1.4 million and the income tax benefit has been increased by $0.5 million.

        Interest Income.    Interest income was $0.1 million and $0.2 million for the quarter and six months ended June 30, 2003, respectively, compared to $0.1 million and $0.3 million for the quarter and six months ended June 30, 2002. The decrease in interest income for the six-month period ended June 30, 2003 is primarily due to a lower average cash balance.

        Benefit (Provision) for Income Taxes.    Income taxes were provided for at a rate of 35.2% for the quarter ended June 30, 2003 and 35.5% for the six months of June 30, 2003, compared to 38.5% for the quarter and six months ended June 30, 2002. The decrease in the effective rate is due to the effect of non-deductible expenses. For the quarter and six months ended June 30, 2003, the Company had a pre-tax loss. The effect of non-deductible expenses resulted in a reduced tax benefit for the quarter.

Liquidity and Capital Resources

        The Company's liquidity requirements arise primarily from debt service, working capital requirements, product development activities and funding of acquisitions. The Company has met these cash requirements through cash from operations, borrowings for product acquisitions and the issuance of common stock.

        The Company's cash and cash equivalents were $34.4 million at June 30, 2003. Net cash used in operating activities for the six months ended June 30, 2003 was $10.9 million. This use of cash was primarily the result of the net loss, the decrease in accrued expenses and accounts payable, and an increase in samples and other prepaid expenses, offset by non-cash depreciation and amortization expense, non-cash impairment charge, non-cash compensation expense, non-cash interest expense and decreases in accounts receivable and inventory.

        The Company estimates that it will refund to customers approximately $7.2 million in the third quarter of 2003 as the Company receives returns of Tanafed Suspension and Tanafed DM which, as previously reported, the Company ceased to sell in April 2003.

        The Company maintains supply agreements with third party suppliers for most of its products. Some of these supply agreements contain minimum purchase requirements. For most of these supply agreements, the Company believes that its inventory requirements and related purchases of inventory will exceed the minimum purchase requirement in 2003. In those cases in which the Company does not believe its purchases will exceed the minimum purchase requirements, the Company is seeking to negotiate waivers or modifications of the minimum purchase requirements.

        Recent regulatory developments affecting the Company's Tanafed line could affect the Company's liquidity requirements. In late 2002, the FDA issued a notice about various cough and cold combination products, which requires that the Company obtain FDA approval of the Company's Tanafed products before January 1, 2005 in order to be able to thereafter continue to market and sell these products as prescription products. The Company has not yet determined the estimated cost to obtain FDA approval. The Company continues to evaluate its strategy for its Tanafed products, which may include incurring significant developmental expenses to obtain FDA approval or may involve marketing Tanafed products as non-prescription products, which could have a material adverse effect on net revenues and profit margins for the Tanafed product line.

        Net cash used in investing activities for the six months ended June 30, 2003 was $0.6 million. The use of this cash was primarily for purchases of software and computer equipment.

        Net cash used in financing activities was $1.7 million for the six months ended June 30, 2003. The primary use of this cash was to repurchase shares of the Company's outstanding common stock under its share repurchase program and fees paid to obtain a new credit facility through LaSalle Bank N.A., offset by proceeds from the sale of stock.

        The Company has no borrowing outstanding under the credit facility. For the quarter and six months ended June 30, 2003, there were no borrowings or repayments under the Credit Agreement. At June 30, 2003, the Company was not in compliance with certain financial covenants of this credit facility. Unless the Company obtains a waiver of these covenant violations, the Company will not have access to borrowings under this credit facility.

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

  •
  Sales deductions. The Company provides volume rebates, contractual price reductions with drug wholesalers and insurance companies, and certain other sales related deductions on a regular basis. The exact level of these deductions is not always immediately known and thus the Company must record an estimate at the time of sale. These amounts are deducted from the Company's gross revenues to determine the Company's net revenues. The Company's estimates are based on historical experience with similar programs, and since the Company has a relatively small customer base, customer specific historical experience, product specific information provided by the Company's customers and information obtained from independent sources regarding the levels of inventory being held by the Company's customers is often useful in determining the estimated level of deductions expected to be refunded to the Company's customers when sales incentives are offered. If the Company should over or under estimate the level of sales deductions, there may be a material impact to the financial statements.

  •
  Product returns. In the pharmaceutical industry, customers are normally granted the right to return product for a refund if the product has not been used prior to its expiration date, which is typically two to three years from the date of manufacture. The Company's return policy is to allow product returns for products within an eighteen-month window from six months prior to the expiration date and up to twelve months after the expiration date. The Company believes that it has sufficient data to estimate future returns over the revised time period at the time of sale. Management is required to estimate the level of sales that will ultimately be returned pursuant to the Company's return policy, and record a related reserve at the time of sale. These amounts are deducted from the Company's gross revenues to determine the Company's net revenues. The Company's estimates take into consideration historical returns of a given product, product specific information provided by the Company's customers and information obtained from independent sources regarding the levels of inventory being held by the Company's customers, as well as overall purchasing patterns by the Company's customers. Changes in market driven purchasing patterns (such as the introduction by the Company of an improved version of a product previously marketed by it or increased product competition) may also impact the level of product returns. Management periodically reviews the reserves established for returns and adjusts them based on actual experience and other factors. If the Company should over or under estimate the level of sales that will ultimately be returned, there may be a material impact to the financial statements.

  •
  Liabilities assumed with the acquisition of product rights. In connection with the acquisition of product rights, the Company assumes certain liabilities for returns of product shipped by the seller prior to the acquisition date. At the acquisition date, the Company estimates the amount of assumed liabilities based on actual sales return data from the seller and includes that amount in the allocation of the total purchase price. The Company reviews the estimated liability on a periodic basis. If the Company should over or under estimate the liabilities assumed, there may be a material impact to the financial statements.

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

    In assessing the recoverability of its intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, the Company must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. The Company reviews intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances may include but are not limited to, lack of promotional sensitivity, the introduction of competitive products and changes in government regulations. If the Company determines that an intangible asset is impaired, a non-cash impairment charge would be recognized. If the Company should incur an impairment loss, there may be a material impact to the financial statements.

    On March 6, 2002, the Company acquired certain U.S. rights relating to Sular for an aggregate purchase price of $184.3 million. With the assistance of valuation experts, the Company allocated the purchase price to the fair value of the various assets which the Company acquired as part of such transaction. In addition, the Company assigned useful lives to those intangible assets acquired which are not deemed to have an indefinite life. Intangible assets are amortized on a straight line basis over their respective useful lives. The intangible assets recorded in connection with the acquisition of Sular are being amortized over periods ranging from five to twenty years with a weighted average amortization period of nineteen years. In light of the experience of the Company over the last year in promoting Sular, the Company carefully evaluated the useful lives assigned to the intangible assets acquired in the Sular acquisition and whether or not any impairment of any such assets was indicated. The Company's best estimate is that the useful lives assigned to the Sular intangible assets remain appropriate. The Company's estimate of such useful lives is subject to significant risks and uncertainties. Among these risks and uncertainties is the Company's ability to develop one or more new versions of the product, obtain approval from the FDA to market and sell such newly developed product and procure patent protection for that product before the expiration of the last to expire of the existing patents related to Sular in 2008. SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" states that an impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The undiscounted future cash flows of Sular as estimated by the Company over the remaining estimated useful life of the product exceed the carrying amount of the Sular asset and therefore the carrying amount is estimated to be recoverable. However, the amount recorded as intangible assets on the Company's balance sheet for the Sular assets may be more or less than the fair value of such assets. Determining the fair value of the Sular intangible asset is inherently uncertain, and may be dependent in significant part on the success of the Company's revised plans to promote Sular.

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

  •
  the ability to develop new formulations, new delivery methods and new indications for existing products;

  •
  the ability to acquire other businesses;

  •
  the ability to reduce expenses and implement systems and controls to improve efficiency;

  •
  management's current plans that annualized selling, general and administrative expenses should approximate $45 million with a sales force of 200 representatives and $60 million with 400 representatives;

  •
  the timing of implementing the Company's plan to increase the number of its sales representatives and the size of such increase;

  •
  expectations to continue to limit shipments of Sular to reduce the levels of trade inventories;

  •
  the Company's belief that its agreement with wholesalers and other measures will help the Company better manage the level of trade inventories with wholesalers;

  •
  whether the Company has adequate supplies of Prenate GT to fill demand;

  •
  whether the Company's work with its manufacturers will better align the supply of Prenate GT with anticipated future demand for Prenate GT;

  •
  the Company's sales forecast and its effect on the amount of its write-offs or allowances for obsolete and excess inventories;

  •
  the amount and timing of refunds to customers for returns of Tanafed Suspension and Tanafed DM;

  •
  the Company's belief that its inventory requirements and related purchases of inventory will exceed the minimum purchase requirements for 2003;

  •
  the Company's ability to negotiate waivers or modifications of minimum purchase requirements;

  •
  adequacy of capital resources;

  •
  adequacy of funds to fund working capital requirements;

  •
  the ability to obtain funds through additional borrowings or the issue of debt or equity securities;

  •
  the Company's estimate of the useful life assigned to the intangible assets acquired in the Sular acquisition; and

  •
  the Company's estimate of future cash flows of Sular.

        When used in this Report, the Company intends the words "may", "believe," "anticipate," "planned," "expect," "require," "intend," and "depend" to identify"forward-looking statements." The Company's forward-looking statements involve uncertainties and other factors, including those described in this Quarterly Report and under the caption "Business-Risk Factors" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 under the following headings "Our operating results are substantially dependent upon the contribution of Sular, which has been below expectations since we acquired the product and which has adversely affected our operating results," "Unexpected increases in 2002 year-end quantities of Sular on-hand with wholesalers may adversely effect sales of Sular during 2003," "The potential growth rate for Sular may be limited by slower growth for the class of drugs to which Sular belongs," "Sales of Prenate GT have been adversely affected by the introduction of competitive products," "The shelf life of Prenate GT increases the likelihood of returns of Prenate GT, thereby reducing net sales," "Sales of our Tanafed products have been adversely affected by the introduction of competitive products," "The FDA recently issued a notice which may cause us to incur increased expenses and adversely affect our ability to continue to market and sell our Tanafed products," "Periodic emphasis of our sales force on one or more of our products and other factors from time-to-time adversely affect sales of other of our products," "We may not be able to increase our sales to compensate for the decrease in sales of our non-promoted products," "Introductions by us of line extensions of our existing products may require that we make unexpected changes in our estimates for future product returns and reserves for obsolete inventory which would adversely affect our operating results," "There is a risk that we may incur charges for intangible asset impairment," "Our launch of a smaller size of Nitrolingual Pumpspray may not be successful," "Our growth will suffer if we do not acquire rights to new products and integrate them successfully," "There is uncertainty regarding a potential reorganization plan," "We depend entirely on third parties to our products," "We may encounter interruptions in our supply of Ponstel," "We may encounter interruptions in our supply of Furadantin," We may encounter interruptions in our supply of Cognex," "Our existing supply agreements may prohibit us from entering into potentially more favorable supply relationships with others," "Part of our growth strategy is to acquire businesses which subjects us to additional risks," "We face generic and other competition that could lower prices and unit sales," "Strong competition exists for our products, and competitors have recently introduced new products and therapies that could make some of our products obsolete," "A small number of customers account for a large portion of our sales and the loss of one of them, or changes in their purchasing patterns, could result in reduced sales," "If our products under development fail in clinical studies, if we fail or encounter difficulties in obtaining regulatory approval for new products or new uses of existing products, or if our development agreements are terminated, we will have expended significant resources for no return," "We or third parties may violate government regulations," "If third-party payors do not adequately reimburse patients for our products, doctors may not prescribe them," "We depend on highly trained management, and we may not be able to keep current management or hire qualified management in the future," "Product liability claims and product recalls could limit sales and increase costs," "An adverse judgment in the securities class action litigation in which we and certain directors and executive officers are defendants could have a material adverse effect on our results of operations and liquidity," "The incurrence of debt could reduce our growth and profitability," "We expect to require additional funding, and if we cannot obtain it, our sales, profits, acquisitions and development projects could suffer," "Competitors could offer a product competitive with Sular," "If we do not secure or enforce patents and other intellectual property rights, we could encounter increased competition that would adversely affect our operating results," "Our products could infringe the intellectual property rights of third -parties, which could require us to pay license fees or defend litigation that would be expensive or prevent us from selling products," "The regulatory status of some of our products makes these products subject to increased competition and other risks," "We face risks under one of our development agreements because the other party to the agreement is a related party," "Pohl-Boskamp can terminate our rights to Nitrolingual Pumpspray," and "We have limited experience selling products in other countries." These risk factors may cause actual results, performance or achievements, to be different from that suggested by the Company's forward-looking statements. You should not place undue reliance on forward-looking statements. The Company does not intend to update prescription data contained in this report. The Company does not undertake to update forward-looking statements to reflect future events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's operating results and cash flows are subject to fluctuations from changes in foreign currency exchange rates and interest rates. The Company's purchases of Nitrolingual under its agreement with Pohl-Boskamp and its purchases of Sular product inventory from Bayer are made in Euros. The Company eliminates the risk of foreign currency fluctuations after the time of shipment of product by entering into forward contracts for these purchases of inventory at the time of product shipments. The Company currently holds Euros in certain European countries. In addition, sales of Cognex in Europe are recognized in Euros. While the effect of foreign currency translations has not been material to the Company's results of operations to date, currency translations on cash held in foreign countries, export sales or import purchases could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies.

        In connection with borrowings under the Company's senior secured revolving credit facility arranged by LaSalle Bank N. A., the Company could experience market risk with respect to changes in the general level of the interest rates and the effect upon interest expense. Borrowings under this facility bear interest at variable rates. Because such rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, the Company's present exposure to interest rate fluctuations is primarily dependent on rate changes that may occur while borrowings under the senior secured credit facility are outstanding. As of June 30, 2003, there was no debt outstanding under this facility and the facility was not used at any time during the quarter or six months ended June 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

        The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company carried out an evaluation (the "Evaluation"), under the supervision and with the participation of management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. The Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures provide reasonable assurance as of the end of the quarter for which the report is being filed that (i) information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) such information is accumulated and communicated to the Company's management, including the Company's President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        The Company is committed to a continuing process of identifying, evaluating and implementing improvements to the effectiveness of the Company's disclosure and internal controls and procedures. The Company's management, including its President and Chief Financial Officer, does not expect that the Company's controls and procedures will prevent all errors. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in any control system, misstatements due to error or violations of law may occur and not be detected.

        There have not been any changes in the Company's internal controls over financial reporting identified in connection with the Evaluation that occurred during the Company's last quarter that has materially affected or, to the knowledge of management, is reasonably likely to materially affect the Company's internal controls.

PART II—OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        There were no material developments during the three and six months ended June 30, 2003 in the previously reported putative class action lawsuit naming the Company and certain affiliates as defendants.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        At June 30, 2003 the Company was not in compliance with certain financial covenants under its senior secured revolving credit facility arranged through LaSalle Bank N. A.. At June 30, 2003 the outstanding balance on the senior secured revolving credit facility was zero and there was no activity under the credit facility for the quarter ended June 30, 2003. The Company is in the process of seeking a waiver of these covenant violations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Stockholders held May 16, 2003, Jerry N. Ellis and John N. Kapoor, Ph.D. were re-elected to Company's Board of Directors as Class A Directors. There were 31,493,373 shares voted for and 1,666,435 shares withheld for Jerry Ellis, and 32,792,360 shares voted for and 367,178 shares withheld for John Kapoor. The Company's Class B and C Directors, Jon Saxe, Pierre Lapalme and Patrick Zenner, continue to serve on the Board. The terms of the Class A, B and C Directors expire at the Annual Meeting of Stockholders in fiscal years 2006, 2004 and 2005, respectively.

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

3.1(1)	Restated Certificate of Incorporation, as amended
3.2*	Amended and Restated By-laws
4.1(2)	Form of Stock Certificate
10.1*	Separation Agreement and Full Release of All Claims dated May 19, 2003 between the Registrant and Mahendra G. Shah
10.2*	Separation Agreement and Full Release of All Claims dated as of May 22, 2003 between the Registrant and Andrew Shales
10.3*	Separation Agreement and Full Release of All Claims dated as of May 22, 2003 between the Registrant and Jack Spencer
10.4*	2003 Nonqualified Stock Option Plan
10.5*	Employment Agreement dated as of May 16, 2003 between the Registrant and Patrick Fourteau
10.6*	Employment Agreement dated as of June 12, 2003 between the Registrant and Darrell Borne
31.1*	Certifications of President and Chief Operating Officer
31.2*	Certifications of Chief Financial Officer, Treasurer and Secretary
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

(1)
Incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 000-30123).

(2)
Incorporated by reference from the Registrant's Form S-1 (Commission File No. 333-30764).

(3)
Incorporated by reference to the Registrant's Form 8-K filed on February 25, 2003 (Commission File No. 000-30123).

(b)
The Registrant filed the following Forms 8-K during the quarter ended June 30, 2003:

(i)
On April 29, 2003, the Registrant furnished a Form 8-K dated April 29, 2003 pursuant to Item 12 announcing the first quarter 2003 earnings release date and providing preliminary information about first quarter 2003 operating results.

(ii)
On May 16, 2003, the Registrant furnished a Form 8-K dated May 14, 2003 pursuant to Item 12 announcing financial results for the quarter ended March 31, 2003.

(iii)
On May 20, 2003, the Registrant filed a Form 8-K dated May 19, 2003 pursuant to Item 5 announcing the appointment of a new President and Chairman and the resignation of its former Chairman, President and Chief Executive Officer.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON PHARMACEUTICAL CORPORATION (Registrant)
Date: August 13, 2003	By:	/s/ PATRICK P. FOURTEAU Patrick Fourteau President and Chief Operating Officer (principal executive officer)
Date: August 13, 2003	By:	/s/ DARRELL BORNE Darrell Borne Chief Financial Officer, Treasurer, and Secretary (principal accounting and financial officer)

QuickLinks

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