Form 10-Q
period 2003-09-30
FIRST HORIZON PHARMACEUTICAL CORP
filed 2003-11-07
CIK 1106773

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[MARK ONE]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
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
(770) 442-9707 (Registrant's telephone number, including area code):

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of October 31, 2003, there were 34,956,799 shares of the Registrant's Common Stock outstanding.

FIRST HORIZON PHARMACEUTICAL CORPORATION
FORM 10-Q
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FIRST HORIZON PHARMACEUTICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,022	$47,409
Accounts receivable, net of allowance for doubtful accounts, discounts and contractual adjustments of $646 and $767 at September 30, 2003 and December 31, 2002, respectively	14,047	15,904
Inventories	12,262	17,444
Samples and other prepaid expenses	4,222	3,413
Income taxes receivable	7,952	—
Current deferred tax assets	5,025	6,647

Total current assets	73,530	90,817
Property and equipment, net	2,395	1,607
Other assets:
Intangibles, net	244,306	260,441
Other assets	747	67

Total other assets	245,053	260,508
Total assets	$320,978	$352,932

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,841	$9,603
Accrued expenses	23,177	36,260

Total current liabilities	27,018	45,863
Long-term liabilities:
Deferred tax liabilities	508	1,221
Other long-term liabilities	551	165

Total liabilities	28,077	47,249
Stockholders' equity:
Preferred stock, 1,000,000 shares authorized and none outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 34,956,587 and 35,436,629 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	35	35
Additional paid-in capital	285,568	287,306
Deferred compensation	—	(207)
Retained earnings	7,156	18,499
Accumulated other comprehensive income	142	50

Total stockholders' equity	292,901	305,683
Total liabilities and stockholders' equity	$320,978	$352,932

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	For The Quarter Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002
Net Revenues	$24,722	$27,106	$58,175	$80,232
Operating costs and expenses:
Cost of revenues (excluding amortization and depreciation)	3,392	7,425	13,417	16,422
Selling, general and administrative expense	11,773	15,125	44,323	46,029
Depreciation and amortization	4,067	4,115	12,369	10,450
Impairment charge	—	—	4,152	—
Research and development expense	156	217	1,614	819

Total operating costs and expenses	$19,388	$26,882	$75,875	$73,720

Operating income (loss)	5,334	224	(17,700)	6,512

Other (expense) income:
Interest expense	(31)	(45)	(151)	(4,179)
Interest income	76	82	305	383
Other	—	8	9	9

Total other (expense) income	$45	$45	$163	$(3,787)

Income (loss) before provision for income taxes	5,379	269	(17,537)	2,725
Benefit (provision) for income taxes	(1,939)	(131)	6,194	(1,077)

Net income (loss)	$3,440	$138	$(11,343)	$1,648
Other comprehensive income (loss)	$(74)	$—	$92	$—

Comprehensive income (loss)	$3,366	$138	$(11,251)	$1,648

Net income (loss) per common share:
Basic earnings (loss) per common share	$0.10	$0.00	$(0.32)	$0.05

Diluted earnings (loss) per common share	$0.10	$0.00	$(0.32)	$0.05

Weighted average common shares outstanding:
Basic	34,953	35,265	35,033	32,129

Diluted	35,491	35,757	35,033	33,006

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For The Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(11,343)	$1,648
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	12,369	10,450
Impairment charge	4,152	—
Non-cash interest expense	21	3,082
Deferred income tax benefit	909	(2,719)
Non-cash compensation expense	207	262
Reduction in taxes payable—stock option exercises	327	899
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	1,857	(13,512)
Inventories	5,182	(4,938)
Samples and other prepaid expenses and other assets	(1,215)	(2,230)
Income taxes receivable	(7,952)	—
Accrued expenses and other	(12,747)	9,766
Accounts payable	(5,762)	36

Net cash (used in) provided by operating activities	(13,995)	2,744
Cash flows from investing activities:
Purchase of product licenses and other intangibles	—	(187,297)
Purchase of property and equipment	(1,174)	(1,152)

Net cash used in investing activities	(1,174)	(188,449)
Cash flows from financing activities:
Capitalized financing costs incurred	(245)	(3,081)
Repurchase of common stock	(3,004)	(76)
Proceeds from long-term debt	—	137,000
Principal payments on long-term debt	—	(137,000)
Net proceeds from issuance of common stock	939	154,726

Net cash (used in) provided by financing activities	(2,310)	151,569
Effect of foreign exchange rates on cash	92	—
Net change in cash and cash equivalents	(17,387)	(34,136)
Cash and cash equivalents, beginning of period	47,409	53,458

Cash and cash equivalents, end of period	$30,022	$19,322

Supplemental Cash Flow Information:
Cash paid for taxes	$4,836	$1,482

Cash paid for interest	$101	$1,109

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Basis of Presentation

        The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which management considers necessary for fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods. Certain footnote disclosures normally included in financial statements prepared according to accounting principles generally accepted in the United States of America have been condensed or omitted from these interim financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results for the full year. The interim results should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-30123).

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

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement is effective for contracts entered into or modified after June 30, 2003 and its adoption did not have a material impact on the Company's financial condition or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of concerns over implementation and measurement issues, the FASB unanimously decided on October 29, 2003 to defer the application of SFAS No. 150 to certain non-controlling interests of limited-life entities that are consolidated in the financial statements. The adoption of SFAS No. 150 did not have a material impact on the Company's financial condition or results of operations.

3.    Stock Options

        The Company applies APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock options issued to employees. Accordingly, the Company records compensation expense for any stock option grants with exercise prices lower than fair value, recognized ratably over the vesting period.

        Had compensation costs for the Company's options been determined using the Black Scholes option-pricing models prescribed by SFAS No. 123, "Accounting for Stock Based Compensation," the Company's pro forma net income (loss) per common share would have been reported as follows (in thousands except per share data):

	For The Quarter Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) as reported	$3,440	$138	(11,343)	$1,648
Deduct:
Total stock-based employee compensation expense determined under fair value basis for all awards, net of related tax effects	(379)	(469)	(1,106)	(2,180)

Pro forma	$3,061	$(331)	$(12,449)	$(532)

Net income (loss) per common share-basic:
As reported	$0.10	$0.00	$(0.32)	$0.05
Pro forma	$0.09	$(0.01)	$(0.36)	$(0.02)
Net income (loss) per common share-diluted:
As reported	$0.10	$0.00	$(0.32)	$0.05
Pro-forma	$0.09	$(0.01)	$(0.36)	$(0.02)

        The weighted average fair value per share of options granted during the nine months ended September 30, 2003 and 2002 is estimated at $4.88 and $19.25, respectively. The value of options is estimated on the date of the grant using the following weighted average assumptions:

	2003	2002
Risk-free interest rate	3.06%	4.70%
Expected dividend yield	—	—
Expected lives	5 years	7 years
Expected volatility	134.61%	99.00%

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

4.    Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. As a result of SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," results for the nine months ending September 30, 2002 have been reclassified to state what was previously reported as an extraordinary loss on debt extinguishment of $0.9 million net of taxes. To make this reclassification, interest expense for the nine months ended September 30, 2002 has been increased by $1.4 million and the income tax benefit was increased by $0.5 million.

5.    Inventories

        Inventories consist of purchased pharmaceutical products and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method, and market is considered to be net realizable value. Inventories consist of finished product and bulk product awaiting processing and packaging into finished product. The Company revised its sales forecast in the second quarter of 2003. As a result of the Company's revised forecast, at September 30, 2003, the Company had an allowance for excess and obsolete inventory of $3.6 million compared to $2.8 million at December 31, 2002. Inventories at September 30, 2003 and December 31, 2002 consisted of (in thousands):

	September 30, 2003	December 31, 2002
Bulk product	$5,808	$7,543
Finished product	6,454	9,901

	$12,262	$17,444

6.    Samples

        Samples primarily consist of product samples used in the sales and marketing efforts of the Company's products. Samples are expensed upon distribution, as a selling expense. As a result of the Company's revised forecast, at September 30, 2003, the Company had an ending balance in its allowance for excess and obsolete sample inventory of $0.4 million compared to $0.0 million at December 31, 2002. Sample inventories at September 30, 2003 and December 31, 2002 were $1.6 million and $2.3 million, respectively.

7.    Accrued Expenses

        Accrued expenses at September 30, 2003 and December 31, 2002 consist of the following (in thousands):

	September 30, 2003	December 31, 2002
Employee compensation and benefits	$2,808	$2,125
Product returns	6,723	12,216
Sales deductions	10,148	10,671
Assumed liabilities—product acquisitions	1,120	3,665
Income taxes payable	—	4,266
Other	2,378	3,317

	$23,177	$36,260

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

Assumed liabilities—product acquisitions

        In connection with the acquisition of rights for Robinul, Ponstel, Cognex, Prenate, Furadantin, and Sular the Company assumed certain liabilities for returns of product shipped by the seller prior to the acquisition date. At the acquisition date, the Company estimated the amount of the assumed liabilities based on actual sales return data from the seller and included that amount in the allocation of the total purchase price. The Company periodically reviews the estimated liability. Generally, no adjustment is made to the reserve until two or three years subsequent to the acquisition due to the lag time between when a product is sold and when it is returned. During the nine month period ended September 30, 2003, the Company determined that the established reserves for Prenate and Cognex were in excess of the currently expected returns. As a result of the revised estimate, the Company reduced the liability and increased net revenues by $1.0 million for the nine months ended September 30, 2003.

8.    Earnings Per Share

        Below is the calculation of basic and diluted net income (loss) per share (in thousands except per share data):

	For The Quarter Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$3,440	$138	(11,343)	$1,648
Other comprehensive income	(74)	—	92	—

Comprehensive income (loss)	$3,366	$138	$(11,251)	$1,648

Weighted average common shares outstanding-basic	34,953	35,265	35,033	32,129
Diluted effect of Stock Options	538	492	—	877

Weighted average common shares outstanding-diluted	35,491	35,757	35,033	33,006

Basic earnings (loss) per common share:	$0.10	$0.00	$(0.32)	$0.05

Diluted earnings (loss) per common share:	$0.10	$0.00	$(0.32)	$0.05

        For the quarter and nine months ended September 30, 2003, there were 1,479,533 and 1,634,906 potential common shares outstanding that were excluded from the diluted net income (loss) per share calculation because their effect would have been anti-dilutive.

9.    Impairment Charge

        In the second quarter of 2003, the Company revised its revenue forecast for all of its products. The Company also evaluated the remaining estimated useful lives of its intangible assets and as a result changed the remaining estimated useful life of its Cognex intangible assets from 17 years to 10 years. An analysis of the projected undiscounted cash flows for all intangibles was performed as required by SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The analysis of the projected undiscounted cash flows for Cognex indicated that the carrying value of the asset was not recoverable over the revised remaining useful life of the asset. The Company estimated the fair market value of the Cognex assets using (1) a market multiple methodology, (2) a comparable transaction methodology and (3) a discounted cash flow methodology. Based on the estimated fair market value, it was determined that the carrying value of the Cognex licensing rights was in excess of the fair value and an impairment charge of $4.2 million was recorded in the second quarter of 2003.

10.    Intangible Assets

        The following table reflects the components of intangible assets as of September 30, 2003 (in thousands):

	Gross Amount	Accumulated Amortization	Impairment Charge	Net Amount	Weighted Average Life
Licensing rights	$244,415	$(23,257)	$(4,152)	$217,006	20 years
Trade names	11,060	(1,046)	—	10,014	20 years
Contracts	8,300	(2,735)	—	5,565	5 years
Supply/Distribution agreements	11,490	(2,467)	—	9,023	1 to 10 years
Other intangibles	3,082	(384)	—	2,698	20 years

Total	$278,347	$(29,889)	$(4,152)	$244,306	19 years

        For the three and nine months ended September 30, 2003, amortization expense related to the intangible assets was $3.9 million and $12.0 million, respectively. Amortization is calculated on a straight-line basis over the estimated useful life of the intangible asset. Estimated annual amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal year ended December 31:	Amount
2003	$15,959
2004	$15,703
2005	$15,503
2006	$15,399
2007	$14,186

11.    Segment Reporting

        The Company operates in a single segment, the sale and marketing of prescription products.

12.    Share Buyback Program

        On July 8, 2002, the Company announced a share buyback program. This program authorized the repurchase of up to $8.0 million in common stock until July 5, 2003. Through July 5, 2003, the Company repurchased 823,400 shares of its common stock at an aggregate cost of approximately $2.1 million. On August 25, 2003, the Company authorized the repurchase of up to an additional $7.9 million of common stock and extended the repurchase program to August 31, 2004. In September 2003, the Company repurchased an additional 162,225 shares of common stock at an aggregate cost of approximately $1.0 million. Through September 30, 2003, the Company had repurchased a total of 985,625 shares of common stock at an aggregate cost of approximately $3.1 million. These shares were retired.

13.    Credit Agreement

        On February 11, 2003, the Company entered into a Credit Agreement for a $20.0 million senior secured revolving credit facility with various lenders and LaSalle Bank National Association, as Administrative Agent. Borrowings may be used for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company's assets. Borrowings bear interest at the Company's option at the base rate in effect from time to time plus an applicable margin or the Eurodollar rate, plus an applicable margin. The applicable margin will vary dependent upon the Company's leverage ratio in effect from time to time. The revolving facility matures on February 11, 2006. The revolving loan contains various covenants, including covenants relative to maintaining financial ratios and earnings levels, limitations on acquisitions, dispositions, mergers and capital expenditures, limitations on incurring additional indebtedness and a prohibition on payment of dividends and certain issuances of our capital stock. As of March 31, 2003, June 30, 2003, and September 30, 2003, the Company was not in compliance with certain financial covenants of the Credit Agreement. The Company has renegotiated an amendment to the credit agreement and is in the process of finalizing the documentation. Once the documentation is completed, the Company will not be in violation of any covenants as of September 30, 2003. As of September 30, 2003, there was no outstanding balance on the Credit Agreement. For the quarter ended September 30, 2003, there were no borrowings or repayments under the Credit Agreement.

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

        On July 17, 2003, the Company announced its revised strategy and operating plan. The revised strategy focuses on reducing expenses, implementing systems and controls to improve efficiency and expanding the sales force. Excluding costs to hire and train representatives, management currently plans that annualized selling, general and administrative expenses should approximate $45 million with a sales force of 200 representatives and approximately $60 million with 400 representatives. The expansion of the Company's sales force is planned to take place in two phases. The first phase to expand the sales force to a total of 250 territories was completed in the third quarter of 2003. The second phase of the expansion is planned to increase the sales force to a total of 400 territories and is expected to be completed in the first half of 2004. Pending implementation of the Company's revised operating plan, the Company does not currently intend to pursue any acquisitions.

Results of Operations

        Net Revenue.    Net revenues for the quarter ended September 30, 2003 decreased $2.4 million or 9% to $24.7 million, as compared to $27.1 million for the quarter ended September 30, 2002. Net revenues for the nine months ended September 30, 2003 decreased $22.0 million or 27% to $58.2 million, as compared to $80.2 million for the nine months ended September 30, 2002. Net revenues decreased for the quarter and nine month period primarily as a result of (1) the effort to reduce the levels of trade inventories for a majority of the Company's promoted products (including Sular, Nitrolingual, Tanafed DP, Ponstel and Robinul) and a few of the Company's non-promoted products, and (2) reduced sales of the Company's non-promoted products. The decrease was partially offset by a one-time $0.9 million sale of Zebutal to certain customers in the quarter ended September 30, 2003. Net revenues for the nine months ended September 30, 2003, include an increase in net revenues of $1.0 million for the reduction in the recorded liability for estimated future returns of Cognex and Prenate. Net revenues for the nine months ended September 30, 2003, also include a decrease of $3.4 million for an accrual for estimated future returns of the Tanafed Suspension and Tanafed DM products.

        The Company seeks to maintain 1.5 months of inventory on hand with its wholesalers. During the second and third quarters of 2003, the Company entered into agreements with its three largest wholesale customers to provide to the Company data about the levels of inventory on hand with the wholesalers and incentivize wholesalers to maintain between 0.5 and 1.5 months of inventory on hand. The Company believes that these agreements and the implementation of other measures will help the Company better manage the levels of trade inventories with wholesalers.

        According to IMS Health's National Prescription Audit Plus™ data, new prescriptions of Sular decreased 4.1% and total prescriptions decreased 0.1%, for the quarter ended September 30, 2003, compared to the quarter ended June 30, 2003. Also based on that data, new prescriptions of Sular increased 3.1% and total prescriptions increased 3.2%, for the quarter ended September 30, 2003, compared to the quarter ended September 30, 2002. Trade levels of Sular inventory decreased by 77.8% from December 2002 to September 2003 (Source: IMS Health Pipeline report). Months on hand (defined as units on hand divided by monthly demand at the wholesalers) of Sular were 1.1 months at September 30, 2003, 3.2 months at June 30, 2003, 3.0 months at March 31, 2003 and 4.1 months at December 31, 2002 (Source: IMS Health Pipeline report). Net revenues of Sular were approximately $4.5 million and $14.2 million for the quarter and nine months ended September 30, 2003, respectively compared to $9.7 million and $21.3 million for the quarter and nine months ended September 30, 2002, respectively. The Company acquired Sular in March 2002.

        Net revenues of the promoted pediatric and OB/GYN franchise products (namely the Prenate line, the Tanafed line, and Ponstel), were approximately $9.4 million for the quarter ended September 30, 2003 compared to approximately $8.5 million for the quarter ended September 30, 2002.

        Total dispensed prescriptions of Prenate GT and Prenate Advance decreased 7.4% for the quarter ended September 30, 2003 as compared to the quarter ended June 30, 2003, and decreased 7.2% for the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002, according to IMS Health's National Prescription Audit Plus™ data. The substitution rates of Prenate GT, as measured by new dispensed prescriptions captured by Prenate GT and knock-off products, were 37.1% for the quarter ended March 31, 2003, 42.0% for the quarter ended June 30, 2003 and 44.4% for the quarter ended September 30, 2003. (Source: IMS Health's National Prescription Audit Plus™ data). Total dispensed prescriptions and substitution rates were adversely affected during the third quarter of 2003 due to limited supplies of Prenate GT inventory which the Company encountered during the first nine months of 2003.

        Total dispensed prescriptions of the Tanafed line increased 11.6% for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002 according to IMS Health's National Prescription Audit Plus™ data. Also according to that data, total dispensed prescriptions of the Tanafed line decreased 16.5% for the quarter ended September 30, 2003 compared to the quarter ended June 30, 2003. The Company attributes this sequential decline to the seasonal nature of this product and the decline is consistent with past experience. Sales of the Tanafed line are typically higher in the Company's fourth and first quarters which correspond to the cold season. Net revenues of the Tanafed line for the nine months ended September 30, 2003 include a decrease of $3.4 million for an accrual for estimated future returns of the Tanafed Suspension and Tanafed DM products recorded in the quarter ended March 31, 2003.

        According to IMS Health's National Prescription Audit Plus™ data, total prescriptions of Ponstel increased 2.0% for the quarter ended September 30, 2003 as compared to the quarter ended June 30, 2003. Also based on that data, total prescriptions decreased 1.7% for the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002.

        The Company introduced the 60-dose version of Nitrolingual during the second quarter of 2003 which helped increase sales of the 200-dose version of Nitrolingual. According to IMS Health's National Prescription Audit Plus™ data, total prescriptions of Nitrolingual decreased 1.3% for the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002 and decreased 3.0% for the quarter ended September 30, 2003 as compared to the quarter ended June 30, 2003. The Company believes that IMS data does not capture prescriptions of Nitrolingual from some of the non-retail channels and prescription trends in the non-retail channel.

        According to IMS Health's National Prescription Audit Plus™ data, total prescriptions of Robinul increased 4.4% for the quarter ended September 30, 2003 as compared to the quarter ended June 30, 2003. Also based on that data, total prescriptions increased 7.3% for the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. Net revenues of Robinul increased 17.7% for the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002, primarily as a result of increased unit sales.

        Net revenues of the Company's non-promoted products for the quarter ended September 30, 2003 decreased 10.2% to $3.5 million, as compared to $3.9 million for the quarter ended September 30, 2002. Net revenues of the Company's non-promoted products for the nine months ended September 30, 2003 decreased 62.1% to $5.2 million, as compared to $13.8 million for the nine months ended September 30, 2002. The decline was the result of lower unit sales for these brands and higher allowances for returns. The Company recorded a one time $0.9 million sale of Zebutal to certain customers during the quarter ended September 30, 2003.

        In connection with the acquisition of rights for Robinul, Ponstel, Cognex, Prenate, Furadantin and Sular the Company assumed certain liabilities for returns of product shipped by the seller prior to the acquisition date. At the respective acquisition dates, the Company estimated the amount of the assumed liabilities based on actual sales return data from the seller and included that amount in the allocation of the total purchase price. The Company periodically reviews the estimated liability. Generally, no adjustment is made to the reserve until two to three years subsequent to the acquisition due to the lag time between when a product is sold and when it is returned. Net revenues for the nine months ended September 30, 2003 include an increase in net revenues of $1.0 million related to the reduction in the recorded liability for estimated future returns of Cognex and Prenate.

        Cost of Revenues.    Cost of revenues for the quarter ended September 30, 2003 were $3.4 million compared to $7.4 million for the quarter ended September 30, 2002. Cost of revenues for the nine months ended September 30, 2003 were $13.4 million compared to $16.4 million for the nine months ended September 30, 2002. The Company had a one-time $0.9 million sale of Zebutal, which had been fully reserved, to certain customers in the quarter ended September 30, 2003. As a result of a change in the Company's sales forecast, the Company recorded an increased allowance for obsolete and excess inventory of $3.5 million in the six months ended June 30, 2003. These charges were primarily for the Company's non-promoted products, excess Sular and Tanafed inventory and short dated Prenate GT inventory. Cost of revenues for the third quarter of 2002 includes a write-off of Tanafed and Tanafed DM inventory of $1.2 million which was made obsolete by the launch of Tanafed DP and Tanafed DMX and a $0.7 million write-off of short dated Prenate GT.

        Gross Margin.    Gross margin for the quarter ended September 30, 2003 was 86% compared to 73% for the quarter ended September 30, 2002. Gross margin for the nine months ended September 30, 2003 was 77% compared to 80% for the nine months ended September 30, 2002. During the quarter ended September 30, 2002, the Company recorded $1.9 million in obsolete and excess inventory charges related to its Tanafed and Prenate lines resulting in a decrease in gross margin of seven percentage points. The decrease in gross margin percentage for the nine months ended September 30, 2003 primarily resulted from the increased allowance for obsolete and excess inventory. Also affecting gross margin for the quarter and nine months ended September 30, 2003 was a change in product sales mix.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased $3.3 million, or 22%, to $11.8 million for the quarter ended September 30, 2003, compared to $15.1 million for the quarter ended September 30, 2002. Selling related expenses decreased due to lower co-promotion expenses incurred for promotion of the Company's Sular product due to the termination of a co-promotion agreement in the second quarter of 2003, as well as lower selling expense as a result of the Company's revised strategy and operating plan. Selling, general and administrative expenses decreased $1.7 million, or 4%, to $44.3 million for the nine months ended September 30, 2003, compared to $46.0 million for the nine months ended September 30, 2002. Selling related expenses decreased due to lower co-promotion expenses incurred for promotion of the Company's Sular product due to the termination of a co-promotion agreement in the second quarter of 2003, as well as lower selling expense as a result of the Company's revised strategy and operating plan. The decrease was partially offset, by expenses totaling $2.7 million for an allowance for obsolete sample inventory, shipping cost related to the withdrawal of Tanafed and Tanafed DM and severance for departing employees. Selling, general and administrative expenses for the nine months ended September 30, 2002 do not include comparable expenses.

        Depreciation and Amortization Expense.    Depreciation and amortization expense was $4.1 million for the quarters ended September 30, 2003 and September 30, 2002. Depreciation and amortization expense increased $1.9 million, or 18% to $12.4 million for the nine months ended September 30, 2003 compared to $10.5 million for the nine months ended September 30, 2002. This increase resulted from higher amortization expense related to the acquisition of Sular in March 2002.

        Impairment Charge.    In the second quarter of 2003, the Company revised its revenue forecast for all of its products and evaluated the remaining estimated useful lives of its intangible assets. As a result, the Company changed the remaining estimated useful life of its Cognex intangible assets from 17 years to 10 years. An analysis of the projected undiscounted cash flows for all intangibles was performed as required by SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The analysis of the projected undiscounted cash flows for Cognex indicated that the carrying value of the asset was not recoverable over the revised remaining useful life of the asset. The Company estimated the fair market value of the Cognex assets. Based on the estimated fair market value, it was determined that the carrying value of the Cognex licensing rights was in excess of the fair value and an impairment charge of $4.2 million was recorded.

        Research and Development Expense.    Research and development expense was $0.2 million for the quarters ended September 30, 2003 and September 30, 2002. Research and development expense increased $0.8 million to $1.6 million for the nine months ended September 30, 2003 compared to $0.8 million for the nine months ended September 30, 2002. The increase in expense is primarily a result of costs associated with manufacturing transfers for the Company's Ponstel, Cognex and Furadantin products and development costs for the Prenate line.

        In late 2002, the FDA issued a notice about various cough and cold combination products, which requires that the Company obtain FDA approval of the Company's Tanafed products before January 1, 2005 in order to be able to thereafter continue to market and sell these products as prescription products. In October 2003, the FDA issued a draft guidance document to address their current approach to handling compliance issues for drugs marketed without FDA approval. The Company has not yet determined the estimated cost to obtain FDA approval. The Company expects to perform early phase clinical trials that are required for FDA approval regardless of the eventual prescription versus over-the-counter status. Based on the findings of the planned Phase 1 trial, the Company will finalize its development strategy and seek a pre-IND meeting with the FDA. The Company continues to evaluate its strategy for its Tanafed products, which may include incurring significant developmental expenses to obtain FDA approval or may involve marketing Tanafed products as non-prescription products, which could have a material adverse effect on net revenues and profit margins for the Tanafed product line.

        Interest Expense.    Interest expense was $0.0 million and $0.2 million for the quarter and nine months ended September 30, 2003, respectively, compared to $0.0 million and $4.2 million for the quarter and nine months ended September 30, 2002, respectively. For the quarter and nine months ended September 30, 2003, the Company had no debt outstanding. As a result of SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" results for the nine months ended September 30, 2002 have been reclassified to state what was previously reported as an extraordinary loss on debt extinguishment of $0.9 million net of taxes. To make this reclassification, interest expense for the nine months ended September 30, 2002 has been increased by $1.4 million and the income tax benefit was increased by $0.5 million.

        Interest Income.    Interest income was $0.1 million and $0.3 million for the quarter and nine months ended September 30, 2003, respectively, compared to $0.1 million and $0.4 million for the quarter and nine months ended September 30, 2002. The decrease in interest income for the nine-month period ended September 30, 2003 is primarily due to a lower average cash balance.

        Benefit (Provision) for Income Taxes.    Income taxes were provided for at a rate of 36.0% for the quarter ended September 30, 2003 and 35.3% for the nine months ended September 30, 2003, compared to 48.7% for the three months ended September 30, 2002 and 39.5% for the nine months ended September 30, 2002. The decrease in the effective rate is due to the change in the ratio of non-deductible expenses to pre-tax income.

Liquidity and Capital Resources

        The Company's liquidity requirements have in the past arisen primarily from debt service, working capital requirements, product development activities and funding of acquisitions. The Company has in the past met these cash requirements through cash from operations, borrowings for product acquisitions and the issuance of common stock. The Company does not expect its near term liquidity requirements to include debt service or funding of acquisitions.

        The Company's cash and cash equivalents were $30.0 million at September 30, 2003. Net cash used in operating activities for the nine months ended September 30, 2003 was $14.0 million. This use of cash was primarily the result of the net loss, the decrease in accrued expenses and accounts payable, and an increase in samples and other prepaid expenses and other assets, offset by non-cash depreciation and amortization expense, non-cash impairment charge, non-cash compensation expense, non-cash interest expense and decreases in accounts receivable and inventory.

        The Company maintains supply agreements with third party suppliers for most of its products. Some of these supply agreements contain minimum purchase requirements. For most of these supply agreements, the Company believes that, based on its inventory requirements, purchases of inventory will exceed the minimum purchase requirement in 2003. In those cases in which the Company does not believe its purchases will exceed the minimum purchase requirements, the Company is seeking to negotiate waivers or modifications of the minimum purchase requirements.

        Recent regulatory developments affecting the Company's Tanafed line could affect the Company's liquidity requirements. In late 2002, the FDA issued a notice about various cough and cold combination products, which requires that the Company obtain FDA approval of the Company's Tanafed products before January 1, 2005 in order to be able to thereafter continue to market and sell these products as prescription products. In October 2003, the FDA issued a draft guidance document to address their current approach to handling compliance issues for drugs marketed without FDA approval. The Company expects to perform early phase clinical trials that are required for FDA approval regardless of the eventual prescription versus over-the-counter status. Based on the findings of the planned Phase 1 trial, the Company will finalize its development strategy and seek a pre-IND meeting with the FDA. The Company has not yet determined the estimated cost to obtain FDA approval. The Company continues to evaluate its strategy for its Tanafed products, which may include incurring significant developmental expenses to obtain FDA approval or may involve marketing Tanafed products as non-prescription products, which could have a material adverse effect on net revenues and profit margins for the Tanafed product line.

        Net cash used in investing activities for the nine months ended September 30, 2003 was $1.2 million. The use of this cash was primarily for purchases of software and computer equipment.

        Net cash used in financing activities was $2.3 million for the nine months ended September 30, 2003. The primary use of this cash was to repurchase shares of the Company's outstanding common stock under its share repurchase program and fees paid to obtain the credit facility through LaSalle Bank N.A., offset by proceeds from the sale of stock.

        The Company has no borrowing outstanding under the credit facility. For the quarter and nine months ended September 30, 2003, there were no borrowings or repayments under the Credit Agreement. At September 30, 2003, the Company was not in compliance with certain financial covenants of this credit facility. The Company has renegotiated an amendment to the credit agreement and is in the process of finalizing the documentation. Once the documentation is completed, the Company will not be in violation of any covenants as of September 30, 2003.

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

    On March 6, 2002, the Company acquired certain U.S. rights relating to Sular for an aggregate purchase price of $184.3 million. With the assistance of valuation experts, the Company allocated the purchase price to the fair value of the various intangible assets which the Company acquired as part of such transaction. In addition, the Company assigned useful lives to those intangible assets acquired which are not deemed to have an indefinite life. Intangible assets are amortized on a straight line basis over their respective useful lives. The intangible assets recorded in connection with the acquisition of Sular are being amortized over periods ranging from five to twenty years with a weighted average amortization period of nineteen years. In light of the experience of the Company over the last year in promoting Sular, the Company carefully evaluated the useful lives assigned to the intangible assets acquired in the Sular acquisition and whether or not any impairment of any such assets was indicated. The Company's best estimate is that the useful lives assigned to the Sular intangible assets remain appropriate. The Company's estimate of such useful lives is subject to significant risks and uncertainties. Among these risks and uncertainties is the Company's ability to develop one or more new versions of the product, obtain approval from the FDA to market and sell such newly developed product and procure patent protection for that product before the expiration of the last to expire of the existing patents related to Sular in 2008. SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" states that an impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The undiscounted future cash flows of Sular as estimated by the Company over the remaining useful life of the product exceed the carrying amount of the Sular asset and therefore the carrying amount is estimated to be recoverable. However, the amount recorded as intangible assets on the Company's balance sheet for the Sular assets may be more or less than the fair value of such assets. Determining the fair value of the Sular intangible asset is inherently uncertain, and may be dependent in significant part on the success of the Company's revised plans to promote Sular.

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

Forward Looking Statements

        This report contains forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to materially differ from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation:

  •
  The timing of implementing of our plan to increase the number of its sales representatives and the size of such increase may differ from our current expectations;

  •
  The timing to recruit additional District Managers, and our expectation that we will have completed our technology investments in both sales force automation and financial systems by the end of 2003 may differ from our current expectations;

  •
  The contribution of Sular has been below expectations since we acquired the product and has adversely affected our operating results. Further, unexpected increases in 2002 year-end quantities of Sular on-hand with wholesalers may adversely effect sales of Sular. The potential growth rate for Sular may be limited by slower growth for the class of drugs to which Sular belongs and the ability of our sales representatives to influence prescribing habits of physicians;

  •
  Sales of Prenate GT have been adversely affected by the introduction of competitive products; moreover, the shelf life of Prenate GT increases the likelihood of returns of Prenate GT, thereby reducing net sales;

  •
  Sales of our Tanafed products have been adversely affected by the introduction of competitive products, and a recently issued FDA notice may cause us to incur increased expenses and adversely affect our ability to continue to market and sell our Tanafed products;

  •
  Introductions by us of line extensions of our existing products may require that we make unexpected changes in our estimates for future product returns and reserves for obsolete inventory which would adversely affect our operating results;

  •
  Our supplier can terminate our rights to commercialize the Nitrolingual Pumpspray and our launch of a smaller size of this product may not be successful;

  •
  A small number of customers account for a large portion of our sales and the loss of one of them, or changes in their purchasing patterns, could result in reduced sales;

  •
  If third-party payors do not adequately reimburse patients for our products, doctors may not prescribe them;

  •
  We rely on operational data obtained from IMS, an industry accepted data source. IMS data may not accurately reflect actual prescriptions (for instance, we believe IMS data does not capture all product prescriptions from some non-retail channels) or trade levels of inventory;

  •
  An adverse judgment in the securities class action litigation in which we and certain directors and executive officers are defendants could have a material adverse effect on our results of operations and liquidity;

  •
  If our products under development fail in clinical studies, if we fail to obtain, or encounter difficulties in obtaining, regulatory approval for new products or new uses of existing products, or if our development agreements are terminated, we will have expended significant resources for no return;

  •
  Our business and products are highly regulated. The regulatory status of some of our products makes these products subject to increased competition and other risks, and we run the risk that we, or third parties on whom we rely, could violate the governing regulations; and

  •
  Some unforeseen difficulties may occur.

        This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our other filings with the Securities and Exchange Commission.

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

        In connection with borrowings under the Company's senior secured revolving credit facility arranged by LaSalle Bank N. A., the Company should experience market risk with respect to changes in the general level of the interest rates and the effect upon interest expense. Borrowings under this facility bear interest at variable rates. Because such rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, the Company's present exposure to interest rate fluctuations is primarily dependent on rate changes that may occur while borrowings under the senior secured credit facility are outstanding. As of September 30, 2003, there was no debt outstanding under this facility and the facility was not used at any time during the quarter or nine months ended September 30, 2003.

ITEM 4.    CONTROLS AND PROCEDURES

        The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company carried out an evaluation (the "Evaluation"), under the supervision and with the participation of management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. The Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures provide reasonable assurance as of the end of the quarter for which the report is being filed that (i) information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) such information is accumulated and communicated to the Company's management, including the Company's President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

        There have not been any changes in the Company's internal controls over financial reporting identified in connection with the Evaluation that occurred during the Company's last quarter ended September 30, 2003 that has materially affected or, to the knowledge of management, is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

        There were no material developments during the three and nine months ended September 30, 2003 in the previously reported putative class action lawsuit naming the Company and certain affiliates as defendants.

ITEM 2:    CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

3.1(1)	Restated Certificate of Incorporation, as amended
3.2(2)	Amended and Restated By-laws
4.1(3)	Form of Stock Certificate
10.1*+	Amendment to Exclusive Distribution Agreement dated July 9, 2003, between Unisource, Inc. and First Horizon Pharmaceutical Corporation
10.2*+	First Amendment to Supply Agreement dated as of January 1, 2003 between Banner Pharmacaps Inc. and First Horizon Pharmaceutical Corporation
10.3*	Amended and Restated Employment Agreement, dated September 17, 2003, between First Horizon Pharmaceutical Corporation and Patrick Fourteau
10.4*	Amended and Restated Employment Agreement, dated September 17, 2003, between First Horizon Pharmaceutical Corporation and Darrell Borne
10.5*	Employment Agreement, dated September 25, 2003, between First Horizon Pharmaceutical Corporation and Brent Dixon
10.6*	Employment Agreement, dated September 25, 2003, between First Horizon Pharmaceutical Corporation and Robert D. Godfrey
31.1*	Certifications of President and Chief Operating Officer
31.2*	Certifications of Chief Financial Officer, Treasurer and Secretary
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

+
The Registrant has requested confidential treatment of parties of this exhibit pursuant to Rule 24(b)-2 of the Securities Exchange Act of 1934.

(1)
Incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 000-30123).

(2)
Incorporated by reference from the Registrant's Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 000-30123).

(3)
Incorporated by reference from the Registrant's Form S-1 (Commission File No. 333-30764).

(b)
The Registrant filed the following Forms 8-K during the quarter ended September 30, 2003:

(i)
On July 17, 2003, the Registrant furnished a Form 8-K dated July 17, 2003 pursuant to Item 12 announcing the Company's revised strategic plan.

(ii)
On August 12, 2003, the Registrant furnished a Form 8-K dated August 12, 2003 pursuant to Item 12 announcing financial results for the quarter ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON PHARMACEUTICAL CORPORATION (Registrant)

Date: November 7, 2003	By:	/s/ PATRICK P. FOURTEAU Patrick P. Fourteau President and Chief Operating Officer (principal executive officer)

Date: November 7, 2003	By:	/s/ DARRELL BORNE Darrell Borne Chief Financial Officer, Treasurer, and Secretary (principal accounting and financial officer)

QuickLinks

FIRST HORIZON PHARMACEUTICAL CORPORATION FORM 10-Q INDEX
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
FIRST HORIZON PHARMACEUTICAL CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
FIRST HORIZON PHARMACEUTICAL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except per share data)
FIRST HORIZON PHARMACEUTICAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)
FIRST HORIZON PHARMACEUTICAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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