Form 10-K
period 2003-12-31
FIRST HORIZON PHARMACEUTICAL CORP
filed 2004-03-02
CIK 1106773

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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
(Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: (770) 442-9707

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

        Common shares of the registrant outstanding at February 19, 2004 were 35,806,323. The aggregate market value, as of June 30, 2003, of common shares held by non-affiliates of the registrant was approximately $97,663,359 based upon the last sales price reported that date on the Nasdaq Stock Market of $3.80 per share. (Aggregate market value estimated solely for the purposes of this report. For purposes of this calculation, all executive officers, directors and 10% stockholders are classified as affiliates.)

DOCUMENTS INCORPORATED BY REFERENCE

        Part III: Portions of Registrant's Proxy Statement to be filed with the Securities and Exchange Commission on or about April 6, 2004 relating to the 2004 Annual Meeting of Stockholders expected to be held on May 6, 2004 are incorporated into Part III of this Form 10-K.

FIRST HORIZON PHARMACEUTICAL CORPORATION

ANNUAL REPORT OF FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

i

PART I

ITEM 1. BUSINESS

Overview

        First Horizon Pharmaceutical Corporation is a specialty pharmaceutical company that markets and sells brand name prescription products. Our key products focus on two therapeutic categories:

Cardiology	Women's Health/Pediatric
Sular	Prenate Line
Nitrolingual	Tanafed Line
Robinul Line
Ponstel

        Our current operating plan focuses on maximizing the sales of our existing product portfolio. We plan to accelerate growth by launching line extensions to our current products and acquiring or licensing approved products or late stage development products. We intend to focus on products that compliment our Cardiology and Women's Health/Pediatric categories that will allow us to leverage our existing sales force infrastructure.

        We currently market and sell 14 products, six of which are actively promoted and accounted for approximately 92.7% of our total sales in 2003. We promote our products through our nationwide sales and marketing force of approximately 250 sales professionals, targeting high-prescribing primary care physicians, cardiologists, obstetricians and gynecologists and pediatricians.

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

First Horizon Strategy

        Beginning in 1999, we started acquiring and licensing products in order to transform ourselves from a small company with a primary focus on cough, cold and allergy products to a broader based specialty pharmaceutical company. These acquisitions provided us with a product portfolio with a base of revenue and cash flow that we believe we can build upon.

        In 2003, we determined that our wholesaler customers had purchased what we believe to be excessive amounts of inventory in late 2002 in anticipation of price increases. The effect of this inventory buildup may have been compounded by lower than expected prescriptions of our promoted products. Subsequently, our Board of Directors appointed a task force made up of certain members of internal management and experienced external consultants, to assess our direction and make recommendations to the Board as to our future operational strategy. In May 2003, the Board received and reviewed the task force's recommendations. The Board then appointed certain members of the task force as new executive management and instructed them to implement the approved recommendations.

        Our current operating plan focuses on maximizing the sales of our existing product portfolio. We are implementing this plan in three phases by:

  •
  implementing a lower cost operating model and investing in systems and process improvements;

  •
  investing in sales force expansion to improve our reach and frequency to high prescribing physicians; and

  •
  managing the life cycle of our products.

        Beginning in July 2003, we implemented a lower cost business model. We cut discretionary spending and streamlined the corporate office. We also began reducing our costs associated with our selling efforts by adjusting our investments in product samples, marketing materials and access funds and terminating agreements with our contract sales organization partners.

        We also invested in systems and process improvements in an effort to lower operating costs. We entered into inventory management agreements with our three largest wholesale customers. These agreements offer incentives to the wholesalers to maintain on average one month of inventory. Concurrent with these agreements, we developed systems to monitor the levels of inventory held by the wholesalers. We also implemented systems to automate the processing of returns and customer rebates.

        Our next step in maximizing the sales of our existing product portfolio is to expand our sales force in order to increase our reach to high prescribing physicians and to increase our call frequency. We began implementing this part of our strategy by combining our two specialty sales forces into one, promoting all six of our key products. In the third quarter of 2003, we expanded our sales force to approximately 250 sales territories. We are planning to expand our sales force again in the first half of 2004 to a total of approximately 400 sales territories. Upon completion of the expansion to approximately 400 sales territories, we expect to increase the number of target physicians that we reach from approximately 26,000 to approximately 80,000. We believe that with approximately 400 sales territories we should reach the high prescribing physicians needed to increase prescriptions of our key brands.

        Our third step in maximizing the sales of our existing products is to manage the life cycle of our products. We have dedicated marketing professionals whose goals are to maximize the potential of each brand. Part of each marketing team's directive is to develop ideas for line extensions that will extend the life cycle of their key brands. Projects currently under consideration include line extensions for Prenate and Sular and obtaining FDA approval for the Tanafed line.

        We seek to accelerate our growth through acquiring or licensing approved products or late stage development products. We are focusing on products that compliment our Cardiology and Women's Health/Pediatric categories that will allow us to leverage our sales territory infrastructure. In addition to domestic acquisition channels, we are also exploring relationships with European firms who are looking for a marketing partner in the United States.

        There is no assurance that we will be successful in implementing any of the three phases of our current operating plan or that we will be able to acquire or license additional products on favorable terms or at all.

Products

        Most of our products treat recurring or chronic conditions or disorders which result in repeat use over an extended period of time. Our current key products include:

Product	Year of Our Introduction	Product Use
Sular	2002	Hypertension
Nitrolingual	2000	Acute angina
Prenate Line	2001	Prescription prenatal vitamin
Tanafed Line	2002	Allergy and cold, and allergy and cold with cough
Robinul Line	1999	Adjunctive therapy for peptic ulcer
Ponstel	2000	Pain and painful menstruation

Sular

        On March 6, 2002, we acquired certain U.S. rights relating to the antihypertensive prescription medication Sular from AstraZeneca. We also entered into a long-term manufacturing, supply and distribution agreement with Sular's manufacturer, Bayer. Sular is a patented, once-a-day treatment for hypertension that competes in the approximately $16 billion antihypertensives market.

        We believe that Sular offers certain advantages over other antihypertensives based upon its proven efficacy and safety, its demonstrated ability to provide twenty-four hour blood pressure control and its relative value on a cost per day basis as compared to other branded antihypertensives.

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

Nitrolingual

        In February 2000, we began marketing Nitrolingual for which we acquired exclusive distribution rights in the U.S. from Pohl-Boskamp. Nitrolingual is an oral spray of nitroglycerin used for the acute relief or prevention of chest pain associated with angina pectoris that results from heart disease. Pohl-Boskamp holds a patent that expires in 2010 on the formulation of Nitrolingual that we license. According to the American Heart Association, about 6.2 million Americans suffer from angina pectoris.

        The primary competitor to Nitrolingual is nitroglycerin, which is generally prescribed in tablet form. Unlike nitroglycerin tablets, which begin to lose their potency immediately upon opening the bottle, Nitrolingual maintains its potency for a minimum of two years from date of manufacture. Further, studies have shown that Nitrolingual provides for more rapid absorption than tablets. Each metered dose of Nitrolingual provides for consistent delivery of nitroglycerin. Also, unlike tablets, Nitrolingual requires no special storage or handling to maintain its potency.

        During the second quarter of 2003, we launched a 60-dose application bottle of Nitrolingual. The 60-dose bottle is smaller and more convenient to carry for some patients than our 200-dose bottle. We believe that the 60-dose bottle will benefit patients who have mild angina and whose episodes are occasional. We believe the smaller bottle is an excellent companion product to the 200-dose bottle.

Prenate Line

        In August 2001, we acquired the Prenate line of prescription prenatal vitamin products from Sanofi-Synthelabo. We currently market two products from the Prenate line, Prenate GT and Prenate Advance. Prescription prenatal vitamins are generally recommended before, during and after pregnancy so that the mother and the fetus receive adequate amounts of essential vitamins and minerals. The Prenate line has been a market leader of prescription prenatal vitamins based upon total prescriptions written. As of the quarter ended December 31, 2003, approximately 53.2% of the written prescriptions for the Prenate line were substituted when dispensed by the pharmacists with competing products. As part of our effort to manage the life cycle of our products, we are considering line extension possibilities involving improvements in the Prenate line in an effort to reduce this substitution rate.

Tanafed DP and Tanafed DMX

        Our Tanafed line is comprised of liquid cold and allergy products marketed to pediatricians. We believe that pediatricians prescribe our Tanafed products because they are effective and children prefer their taste. We introduced Tanafed DP and Tanafed DMX, two line extensions to our former products Tanafed Suspension and Tanafed DM, in September 2002. Tanafed DP and Tanafed DMX have been formulated using the antihistamine Dexchlorpheniramine. Tanafed DP is a cold and allergy suspension for children that is dosed twice a day and Tanafed DMX offers the same benefits and contains a cough suppressant.

Robinul and Robinul Forte

        In January 1999, we acquired exclusive U.S. rights to Robinul and Robinul Forte, which is a higher-strength dosage of Robinul, from Wyeth. Both Robinul and Robinul Forte belong to a class of drugs known as anticholinergics that reduce the motion of the gastrointestinal tract and decrease stomach secretions. The FDA has approved both products for use as a therapy in conjunction with other therapeutics in the treatment of peptic ulcers. Compared to other anticholinergics, we believe the Robinul product line has an overall better side effect profile and is longer acting, thereby requiring fewer doses. We are currently developing a line extension and will seek regulatory approval to use the active ingredient in Robinul to treat symptoms associated with the excessive production of saliva, primarily in children.

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

Other Products

        In December 2001, we acquired U.S. rights to Furadantin from Elan. Furadantin is indicated for the treatment of urinary tract infections and is prescribed primarily by pediatricians. Furadantin is a product well-suited for children because it is formulated in liquid suspension form and has a fruit-flavored taste. Furadantin contains nitrofurantoin, which has little bacterial resistance and is not known to cause allergic side effects that are well documented with other antibiotics.

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

        In addition to Tanafed DP and Tanafed DMX, our other products for the treatment of cough, cold and allergy are Mescolor tablets and Protuss Liquid.

        We sell Zoto-HC ear drops for the treatment of swimmer's ear infections and Zebutal capsules for the treatment of tension headaches.

Regulatory Classification

        The FDA approved Sular, Furadantin, Cognex, Ponstel, Nitrolingual, Robinul and Robinul Forte based on new drug application submissions. The FDA also approved an abbreviated new drug application for Zebutal. Prenate is a prescription vitamin and does not have an approved new drug application. Our other marketed products do not have approved new drug applications. We believe these products may be marketed at this time without having submitted efficacy or safety data to the FDA.

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

Migraine Product (FHPC 01)

        We have been developing a proprietary formulation of a product named FHPC 01 for the treatment of migraine headaches, which contains an active ingredient that is currently approved by the FDA for other indications. We entered into a product development agreement with Penwest Pharmaceuticals Co. to develop the product using Penwest's patented TIMERx controlled-release technology. Penwest also granted us the right to reference certain of their FDA filings as necessary for us to submit a new drug application for this product. We developed a once a day formulation for this product and we filed an investigational new drug application for this product on February 17, 2000 which has been accepted by the FDA. We are currently seeking potential development partners to assist us with the development of FHPC 01.

Excessive Salivation Product (FHPC 02)

        We are developing a product named FHPC 02 for the management of the symptoms associated with the excessive production of saliva primarily in children. Excessive salivation, also known as sialorrhea, occurs primarily in patients suffering from cerebral palsy. This product will be a line extension of our Robinul products. We have entered into an agreement with Mikart to develop a new dosage form and to manufacture the product. On December 29, 2000, we filed an investigational new drug application for this product which has been accepted by the FDA.

Tanafed Line

        In late 2002, the FDA issued a notice about various cough and cold combination products, which we believe requires us to obtain FDA approval of our Tanafed products before January 1, 2005 in order to be able to thereafter continue to market and sell these products as prescription products. In October 2003, the FDA issued a draft guidance document to address their current approach to handling compliance issues for drugs marketed without FDA approval. We are performing early phase clinical trials that are required for FDA approval regardless of the eventual prescription versus over-the-counter status. Based on the findings of this Phase 1 trial, we will finalize our development strategy and seek a pre-IND meeting with the FDA.

Sales and Marketing

        To maximize the effectiveness of our selling efforts, our sales force targets high-prescribing primary care physicians and select specialty physicians. Our sales force seeks to develop close relationships with these physicians and respond to their needs and the needs of their patients. During 2003, we expanded our sales and marketing force from approximately 180 to approximately 250 professionals nationwide. We also combined our two specialty sales forces into one, promoting all six of our key products. Furthermore, we plan to expand our sales force again in 2004 to cover approximately 400 sales territories. We expect to complete this expansion by mid 2004. Upon completion of the expansion to approximately 400 sales territories, we expect to increase the number of target physicians that we reach from approximately 26,000 to approximately 80,000.

        We sell our products to pharmaceutical wholesalers (who in turn distribute to pharmacies), chain drug stores, other retail merchandisers and, on a limited basis, directly to pharmacies. For the year ended December 31, 2003, sales to our top three pharmaceutical wholesalers accounted for over 68% of all of our sales. The following wholesalers each accounted for 10% or more of all of our sales: McKesson Corporation (29%), Cardinal Health, Inc. (including the Bindley Western Division) (22%), and AmerisourceBergen (18%). In late 2002, our wholesaler customers purchased excessive amounts of inventory of our products in anticipation of future price increases. This adversely impacted our sales in the first half of 2003. In response, in the second and third quarters of 2003, we entered into inventory management agreements with our three largest wholesale customers which offer incentives to the wholesaler to maintain on average one month of inventory.

        We have a group of sales professionals that focuses exclusively on building relationships with managed-care organizations that can be leveraged across markets. We continue to strengthen this group to gain access to formularies and develop long-term working relationships with managed care organizations.

        The percentage of total sales contributed by our largest products is as follows:

	For the Year Ended December 31,
	2001	2002	2003
Sular (1)	0%	26%	31%
Nitrolingual	19%	13%	15%
Prenate (2)	6%	16%	12%
Tanafed Line	29%	14%	15%
Robinul Line	18%	13%	13%
Ponstel	8%	5%	6%

(1)
We began selling Sular in March 2002

(2)
We began selling products in the Prenate line in September 2001

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

        As of December 31, 2003, we had a backlog of purchase orders of approximately $3.1 million.

Third-Party Agreements

Sular

        In March 2002, we acquired exclusive U.S. rights to distribute and sell Sular from AstraZeneca and Bayer. The purchase price paid was $184.3 million in cash, including $0.6 million in acquisition costs, plus the assumption of liabilities of $1.9 million related to the return of product shipped prior to the acquisition date. In December 2002, we increased our estimates for assumed liabilities by $0.7 million. Under the asset purchase agreement, we acquired the regulatory approval to sell Sular in the U.S., current inventory, certain intellectual property, marketing materials for the promotion, advertising and marketing of Sular in the U.S., study materials relating to clinical studies of Sular, and certain of AstraZeneca's contracts relating to the marketing, sale and distribution of Sular. We must pay AstraZeneca up to an additional $20.0 million upon achievement of certain sales milestones before the third anniversary date of the closing of the transaction.

        In March 2002, we also entered into a ten-year agreement with Bayer, which appoints us as the exclusive party to sell and distribute Sular in the U.S., provides us with the rights to sell Sular under certain patents and other technical information owned by Bayer, assigns us the Sular trademark, and provides for the manufacture and supply of Sular to us. We pay Bayer for the manufacture and supply of Sular on a unit basis. The unit price to us for Sular may adjust based upon changes in the net revenue per unit that we recognize in the sale of Sular. We must also pay Bayer an additional $10.0 million upon the achievement of a certain sales milestone for Sular if a sales threshold is achieved during the ten year term of the agreement. Under this agreement, we must purchase minimum quantities of Sular from Bayer each year and we must obtain the consent of Bayer prior to selling another product containing the active ingredient in Sular.

        Subject to obtaining the consent of Bayer prior to conducting clinical trials for new cardiovascular indications for Sular and in the event that we receive a new drug application approval for these new uses, we may deduct a percentage of the costs incurred to obtain such approval, up to a certain amount, from our payments to Bayer under the agreement for five years following such approval. Bayer will have access to any data that we obtain pursuant to such trials and we will grant Bayer a license to use such data outside of the U.S. at no cost.

        In April 2002, we entered into two agreements with PDI, Inc. to promote Sular. Under the first agreement, approximately 50 sales representatives promote Sular to specified physicians for specified fees. This agreement terminated in April 2003 and, consistent with the terms of this agreement, we hired 32 of the sales representatives covered by the agreement.

        Under the terms of the second agreement, approximately 150 sales representatives promoted Sular to specified physicians. In December 2002, we cancelled the second agreement and entered into a new agreement with PDI, under which PDI agreed to use at least 250 of its sales representatives who are experienced in marketing cardiovascular products to promote Sular. PDI agreed to have its sales representatives target certain high-prescribing physicians in exchange for specified fees and certain success fees. We cancelled this agreement in the second quarter of 2003.

Nitrolingual

        In July 1999, we acquired exclusive U.S. rights to distribute, market and sell Nitrolingual from Pohl-Boskamp beginning on February 1, 2000 for five years plus an additional five-year renewal period subject to establishing mutually acceptable minimum sales requirements. Under the agreement, Pohl-Boskamp supplies us Nitrolingual at prices that decrease as volume purchased in each year increases. We must purchase designated minimum quantities in each year of the agreement or pay a fee to keep the agreement in effect. We must also pay a royalty on net sales of the product. Also, Pohl-Boskamp can terminate our distribution agreement for Nitrolingual if we do not sell specified minimum quantities of the product in two consecutive years, if a company with a product competitive with Nitrolingual acquires direct or indirect influence or control over us, or if a significant change in our stockholders occurs so that Kapoor-Pharma Investments and our employees, management, directors, and any of their respective affiliates, do not in the aggregate directly or indirectly beneficially own at least 20% of our shares. Our agreement with Pohl-Boskamp prohibits us from selling other products which are indicated for the relief of angina pectoris.

        In September 2001, we entered into a co-promotion agreement with Otsuka to co-promote Nitrolingual. In January 2003, we and Otsuka mutually decided to terminate this agreement as of January 31, 2003.

Prenate Line

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

        We also assumed Sanofi-Synthelabo's Prenate-related contracts, including a contract with Patheon, Inc., to manufacture Prenate Advance tablets and the core tablets for Prenate GT, and a contract with Banner Pharmacaps to manufacture Prenate GT using its patented manufacturing process to create gelatin-enrobed tablets. Banner Pharmacaps has agreed not to use this manufacturing process to make any other prenatal vitamins. The agreement with Patheon is for a term of five years, beginning October 1, 1999. The agreement with Banner Pharmacaps is for a term of five years, beginning May 3, 2001. Under the terms of the supply agreement with Banner Pharmacaps, as amended, we will pay Banner Pharmacaps a royalty on net sales.

        In September 2001, we entered into a co-promotion agreement with PDI under which it promotes and distributes samples of Prenate GT to specified physicians for specified fees. The initial term of this agreement was through October 2002 and was renewed through September 2003 when it was terminated.

Ponstel

        In April 2000, we acquired exclusive rights to market, distribute and sell Ponstel in the U.S. from Pfizer. In December 2000, we signed an agreement with West-ward Pharmaceuticals to manufacture Ponstel after West-ward obtains FDA approval to manufacture the product. West-ward began supplying the product to us in the second quarter of 2003, and we received FDA approval in February 2004. This agreement expires in April 2005. We must purchase all of our requirements for Ponstel from West-ward and are subject to minimum purchase requirements. We must pay West-ward a price for Ponstel based on a multiple of West-ward's direct cost of goods sold in the manufacture and supply of the product. In addition, we must pay West-ward milestone payments, as long as no generics have been introduced, upon certain anniversary dates of FDA approval of the manufacture of Ponstel by West-ward.

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

        In June 2002, we entered into an agreement with Jame Fine Chemicals, Inc. for a ten year exclusive license to make, have made, use, distribute, market, promote, advertise and sell pharmaceutical formulations containing the ingredients dextromethorphan tannate and dexchlorpheniramine tannate. Tanafed DP and Tanafed DMX products contain dexchlorpheniramine tannate and Tanafed DMX contains dextromethorphan tannate. The agreement became effective upon the first sale of product containing the ingredients, which occurred in August 2002. We paid a license fee of $0.5 million in cash in connection with the first sale. We have also committed to fund a maximum royalty of $2.5 million in installments through March 2005. Part of this royalty is refundable under certain circumstances. A nonrefundable royalty will commence in January 2005.

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

        In January 2002, we entered into a license agreement with Wyeth-Ayerst Canada Inc. and Whitehall-Robins Inc. under which we acquired rights to manufacture, have manufactured for us, market and sell Robinul and Robinul Forte in Canada. If we begin to sell Robinul in Canada, we will pay Wyeth-Ayerst Canada a royalty on net sales of Robinul in Canada. However, we have no intention of selling Robinul and Robinul Forte in Canada at this time.

Other Products

        In June 2000, we acquired world-wide rights to market, distribute and sell Cognex as well as rights to a new unapproved version of Cognex called Cognex CR from Pfizer. We paid $3.5 million in cash for Cognex. We must pay Pfizer up to $1.5 million in additional purchase price if we obtain FDA approval to market Cognex CR in the U.S. At this time, we are preliminarily exploring opportunities to develop and seek FDA approval to market Cognex CR. In the event that we voluntarily stop selling Cognex for 60 days or more, other than for reasons outside our control, the Federal Trade Commission may order that Cognex revert back to Pfizer and be divested by the FTC to another purchaser.

        An affiliate of Pfizer manufactured and supplied to us the active ingredient in Cognex through April 2003. We are seeking a new supplier to supply us with the active ingredient in Cognex. Based on our current sales projections, we believe that we have adequate supplies of the active ingredient in Cognex for the foreseeable future.

        In December 2001, we acquired the U.S. rights to Furadantin from Elan. The purchase price for the acquired assets was approximately $15.8 million in cash. Under the agreement, we acquired the assets relating to Furadantin, including the new drug application, trademark and related inventory.

        In December 2001, we also entered into a supply agreement with Elan to manufacture and supply Furadantin to us through May 3, 2003. In August 2002, we entered into a manufacturing agreement with OSG Norwich Pharmaceuticals for Furadantin. OSG became qualified to manufacture the product on November 5, 2003. Beginning January 1, 2004, we are required to purchase a minimum amount of inventory annually from OSG Norwich Pharmaceutical. This agreement expires in August 2007.

        In May 2003, we entered into a supply agreement with Vinchem, Inc. to supply us the active ingredient in Furadantin. We do not anticipate being supplied the active ingredient by Vinchem, Inc. prior to the second quarter of 2005.

        Generally, our other products are manufactured under manufacturing and supply agreements which require that we purchase all of our requirements for these products from the manufacturers which are a party to these agreements, including specified minimum purchase quantities of the product for each year. Except for our Zoto-HC products these agreements generally state that the product supplier will provide products only to us.

Migraine Product (FHPC 01)

        In October 1998, we entered into an agreement with Inpharmakon Corporation in which we acquired rights to the proprietary information for the migraine product FHPC 01 for which we completed Phase I clinical studies. The agreement expires on October 31, 2008, but we may renew it indefinitely after expiration. In May 2000, we entered into an amendment to this agreement in which Inpharmakon Corporation released us from all previous claims that Inpharmakon Corporation may have had under the agreement, and deleted the required time within which we must commence clinical trials and file for regulatory approval of the product. Under the amended agreement, we have obligations relating to developing a workable once-a-day formulation for the drug, conducting clinical trials and filing for and exerting reasonable efforts to obtain regulatory approval for the drug. If we do not obtain regulatory approval of the drug within three years after filing for such approval and thereafter commence and continue to aggressively market and sell the product, Inpharmakon may terminate the agreement. In the event that Inpharmakon terminates the agreement for failure to achieve these milestones, Inpharmakon may purchase rights to develop the drug at our costs to date. In addition to fees that we have previously paid to Inpharmakon under the agreement, we must also pay Inpharmakon up to an aggregate of $550,000 within thirty days after approval of a new drug application. In the event of commercial sales of the product, we must pay royalties at rates which we believe are within industry customary ranges. If we elect to sell the business opportunity to a third party, we must share the proceeds of the sale with Inpharmakon.

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

        We have entered into an agreement with West-ward Pharmaceuticals to supply us with Ponstel. We have filed the site transfer application with the FDA which has been approved.

        Our Furadantin supply agreement with Elan expired in May 2003. We have entered into an agreement with OSG Norwich Pharmaceutical to manufacture Furadantin and its active ingredient, which became qualified to manufacture the product for us on November 5, 2003. In May 2003, we entered into a supply agreement with Vinchem, Inc. to supply us the active ingredient in Furadantin. We do not anticipate being supplied the active ingredient by Vinchem, Inc. prior to the second quarter of 2005.

        Our Cognex supply agreement expired in June 2003 and our manufacturer has fulfilled its obligation to deliver product to us under the agreement. We entered into an agreement with West-ward Pharmaceuticals which received FDA approval to manufacture Cognex in June, 2003 to supply Cognex to us. West-ward Pharmaceuticals began supplying the product to us during the second quarter of 2003.

        Under some of our agreements, the manufacturers or other third parties own rights to the products that we have under our marketing licenses. We have not entered into agreements for alternative manufacturing sources for any of our products. Our supplier of Sular has patents on the manufacturing process and composition of its coat core tablet. The suppliers of Nitrolingual and the raw materials for Tanafed DP and Tanafed DMX hold patents relating to their respective products. Banner Pharmacaps holds the patent to the gel-coating technology it uses to manufacture the Prenate GT tablets.

        These patents may provide us with a competitive advantage because the patents create a barrier to entry to other companies that might otherwise seek to develop similar products.

Trademarks

        Because of the large number of products on the market which compete with our products, we believe that our product brand names are an important factor in establishing product recognition. We applied for a U.S. trademark registration for the mark First Horizon Pharmaceutical. We also have U.S. trademark applications pending for the marks Tanafed DM, Tanafed DP, Tanafed DMX, and Prenate (and an associated design). Our products are sold under a variety of trademarks registered in the U.S., including Mescolor, Protuss, Zoto-HC (and an associated design), Defen, Zebutal, Prenate GT and Furadantin. We own the U.S. rights to the Cognex trademark and its international counterparts, and the trademarks for Sular (and an associated design), Tanafed, Prenate Advance, Prenate Ultra, MicroIron, MicroIron II, Prenate 90 and Ponstel. Further, we have been licensed rights to use the trademarks Nitrolingual and Robinul from Pohl-Boskamp and Wyeth, respectively. We have rights to the TIMERx trademark pursuant to our rights to market the product we have under development agreement with Penwest. Our trademark registrations could be challenged by others which could result in the loss of use of one or more of our trademarks. Maintenance of our trademarks requires that we enforce our rights by preventing infringement by third parties, and we may not have the resources to stop others from infringing our trademarks.

Patents

        We consider the protection afforded by patents important to our business. We intend to seek patent protection in the U.S. and selected foreign countries where deemed appropriate for products we develop. There can be no assurances that any patents will result from our patent applications, that any patents that may be issued will protect our intellectual property or that any issued patents will not be challenged by third parties. In addition, if we do not avoid infringement of the intellectual property rights of others, we may have to seek a license to sell our products, defend an infringement action or challenge the validity of the intellectual property in court, all of which could be expensive and time consuming.

Sular

        Pursuant to our distributorship agreement with Bayer, we are afforded patent protection arising from Bayer's patent covering the Sular manufacturing process and Bayer's patent covering the composition of Sular's coat core tablet. These patents expire in April of 2004 and in 2008, respectively. In 2002, we filed two patents relating to Sular's active ingredient and its uses.

Nitrolingual

        By virtue of our distribution agreement with Pohl-Boskamp for Nitrolingual, we are afforded patent protection arising from Pohl-Boskamp's 1993 U.S. patent relating to the product. This patent expires in 2010.

Tanafed DP and Tanafed DMX

        We entered into an exclusive licensing agreement with the raw material supplier for Tanafed DP and Tanafed DMX in June 2002. This agreement grants us a license to market and distribute Tanafed DP and Tanafed DMX for which the manufacturer has patents covering the manufacturing process of two of the active ingredients in these products and the composition of an active ingredient in one of the products. The composition patent expires in 2016. In January 2003, we were issued a patent covering compositions for Tanafed DP and Tanafed DMX. This patent expires in 2021. In October 2002, we filed another patent application covering additional compositions for Tanafed DP and Tanafed DMX.

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

Robinul and Robinul Forte

        In 1999, we filed a U.S. patent application directed to the use of glycopyrrolate for the treatment of certain new indications and abandoned this patent in 2002. Glycopyrrolate is the active ingredient in Robinul and Robinul Forte. In 2002, we filed a patent relating to glycopyrrolate and its uses, and in 2003 we filed a patent relating to the dosing of glycopyrrolate. These patent applications remain pending.

Competition

        The market for drugs is highly competitive with many established manufacturers, suppliers and distributors which are actively engaged in all phases of the business. We believe that competition in the sale of our products is based primarily on brand awareness, price, availability, product safety, efficacy and service. Our brand name pharmaceutical products may be subject to competition from alternate therapies during the period of patent protection and thereafter from generic or other competitive products. Some of our products, including the Prenate line, compete with generic and other competitive products in the marketplace. Some of our products, including Sular, compete with one or more products marketed by very large pharmaceutical companies with much greater financial resources for marketing and selling their products.

        Prior to the fourth quarter of 2002, we had marketed Tanafed Suspension, a liquid cold and allergy product, to pediatricians. In January 2002, we launched Tanafed DM, a line extension to Tanafed Suspension, that contains a cough suppressant. During the second quarter of 2002, we experienced significant erosion of sales of Tanafed Suspension and Tanafed DM due to increased competition from knock-off products. In response, we launched Tanafed DP and Tanafed DMX, two line extensions to Tanafed Suspension and Tanafed DM, and we ceased selling Tanafed Suspension and Tanafed DM in the fourth quarter of 2002. In the second quarter of 2003, we withdrew Tanafed Suspension and Tanafed DM from the market.

        In August 2001, we purchased the Prenate line of prescription prenatal vitamins from Sanofi-Synthelabo. In September 2001, we launched Prenate GT as a line extension to Prenate Advance. During the second quarter of 2002, we experienced significant erosion of sales of Prenate GT due to increased competition from knock-off products. As part of our effort to manage the life cycle of our products, we are considering line extension possibilities for the Prenate line in response to this generic competition.

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

Government Regulation

        According to the Federal Food, Drug, and Cosmetic Act ("FDC Act"), new drugs are subject to premarket approval by the FDA. Applicable FDA law will treat our development of new products and new uses for approved products or the development of any of our line extensions as "new drugs," which requires the submission of a new drug application ("NDA") or a supplemental NDA ("sNDA") (or an abbreviated NDA ("ANDA") if applicable), and approval by the FDA.

        The steps required for approval of an NDA or sNDA may include:

  •
  extensive pre-clinical toxicology and pharmacology studies,

  •
  submission to the FDA of an investigational new drug application ("IND"), which must become effective before human clinical trials can be commenced,

  •
  a series of preliminary clinical studies to demonstrate safety (Phase I) and optimal dosing and pharmacologic effects (Phase II),

  •
  adequate and well-controlled human clinical trials (Phase III) to establish the safety and effectiveness of the product,

  •
  submission of an NDA or an sNDA to the FDA (typically six to twelve month internal FDA review cycle),

  •
  presentation of NDA data to an FDA Advisory Panel for its recommendation, and

  •
  FDA approval of the NDA or sNDA prior to any commercial sale or shipment of the product.

        Pre-clinical studies generally include laboratory evaluation of product chemistry and formulation, as well as toxicological and pharmacological animal studies, to assess quality and safety and provide a basis for design of the human clinical trials. An applicant submits the results of the pre-clinical studies with chemistry, manufacturing and control information and pharmacology and toxicology data in support of the proposed clinical study design to the FDA as a part of an IND and for review by the FDA prior to the commencement of human clinical trials. Unless the FDA says otherwise, the IND will become effective 30 days following its receipt by the FDA; however, the FDA may place an IND on "clinical hold" until the sponsor generates and supplies the FDA with additional data, which prohibits the sponsor of the IND from commencing with clinical studies until the "clinical hold" has been removed by the FDA.

        Clinical trials involve the administration of the investigational new drug to humans under the clinical study protocols that had been submitted to the FDA as part of the IND. The conduct of the clinical trials is subject to extensive regulation including compliance with good clinical practices, obtaining informed patient consent, sponsor monitoring and auditing of the clinical, laboratory and product manufacturing sites and review and approval of each study by an Institutional Review Board. Clinical trials are typically conducted in three sequential Phases, although Phases may overlap. In Phase I, the investigational new drug usually is administered to 20-50 healthy human subjects and is tested for safety. Phase II usually involves studies in a limited patient population (50-200 patients) to:

  •
  determine the initial effectiveness of the investigational new drug for specific indications,

  •
  determine dosage tolerance and optimal dosage and

  •
  identify possible adverse effects and safety risks.

        When an investigational new drug is found to be effective to that point and to have an acceptable safety profile in Phase II evaluation, Phase III trials are undertaken to further evaluate clinical effectiveness and to further test for safety within an expanded patient population of usually 200 or more patients. The FDA reviews both the clinical plans and the results of the trials and may require the study to be discontinued at any time if there are significant safety issues or lack of efficacy. In some cases, the FDA can request Phase IV clinical studies to be conducted as a condition of approval of the NDA, although the Phase IV studies will be conducted within a designated time period following NDA approval. These studies can be designed to obtain additional safety and efficacy data, detect new uses for or abuses of a drug, or determine effectiveness for labeled indications under conditions of widespread usage. These studies can involve significant additional expenses, and failure to perform these Phase IV studies within the FDA-stated timeframe can result in the FDA withdrawing the NDA approval.

        Once the FDA has approved an NDA, the holder of the NDA may request changes to the product or manufacturing through a supplement to the original NDA, termed an sNDA. The format, content and procedures applicable to NDA supplements are generally the same as those for NDAs. However, the information required to be provided to the FDA in a supplement is only that which is needed to support the requested change. If the NDA or sNDA is based on new clinical investigations that are essential to the approval of the application, other than bioavailability studies, it may qualify for a three-year period of marketing exclusivity, distinct from any applicable patent protection that may exist. In such a case, the FDA may accept for filing, but will not approve a generic product for three years from the date of that application's approval. The FDA may also require user fees in excess of $0.3 million for prescription drug NDAs or sNDAs. Supplements proposing to include a new indication for use in pediatric populations are not subject to user fees unless the supplement contains clinical data.

        Another form of an NDA is the so-called "505(b)(2)" NDA, which applicants submit pursuant to Section 505(b)(2) of the FDC Act. This type of NDA permits the cross-referencing of safety and effectiveness studies that the applicant has not conducted or been granted a right of reference by the sponsor of the animal or human studies, submitted in a prior NDA or in the literature which utilized the same drug. In addition, the FDA recommends a 505(b)(2) NDA for a modification, such as a new dosage form or drug delivery form, of a previously approved drug (but not that held by the 505(b)(2) applicant), which requires more than merely bioequivalence data. This 505(b)(2) NDA is similar to a full NDA, except that, under conditions prescribed by the FDA, it may be supported in whole or in part by one or more animal and human study investigations in the originator NDA or those published in scientific literature in lieu of the applicant's clinical trials. This type of NDA application is submitted to market potential product line extensions or new uses of already-approved products. Payment of user fees may also be required by the FDA.

        In addition, if we submit a 505(b)(2) NDA or ANDA, the FDA will require us to certify as to any patent which covers the drug for which we seek approval. If there is a patent in existence, a certain type of certification commonly referred to as a "paragraph 4 certification," is made and proper notice to the patent holder of our intent to market the drugs is given, and if the patent holder makes an infringement claim within a specified time period, then the FDA will not approve our marketing application for 30 months or until the patent litigation is resolved, whichever occurs sooner. In addition, distinct from patent considerations, approval of a generic type of ANDA could be delayed because of the existence of five or three years of marketing non-patent exclusivity afforded by the FDA for the innovator drug or 180 days of non-patent exclusivity afforded to the first applicant to submit an ANDA with a paragraph 4 certification; however, in certain proscribed cases, this non-patent exclusivity may not prevent the submission and approval of competitor applications. A patent holder can, however, sue for infringement under traditional patent law.

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

        Even after obtaining regulatory approval, such approval may require post-marketing (Phase IV) testing and surveillance to monitor the safety of the product. In addition, the product approval may be withdrawn if compliance with regulatory standards is not maintained or if issues arise following initial marketing. At present, companies cannot export pharmaceutical products that cannot be lawfully sold in the U.S. unless certain statutorily prescribed conditions are met.

        FDA regulations require that we report adverse events suffered by patients, submit new marketing and promotional materials, submit changes we plan to make to the product manufacturing or labeling and comply with recordkeeping requirements and requirements relating to the distribution of drug samples to physicians. Failure to comply with the FDA requirements may result in the manufacture, sales and distribution of our products being suspended, and we may be prevented from obtaining FDA approval of new products.

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

Orphan Drug Designation

        We may request orphan drug status for some of our products under development. Orphan drug designation may be granted to those products developed to treat diseases or conditions that affect fewer than 200,000 persons in the U.S. or that affect more than 200,000 persons in the U.S. and for which there is no reasonable expectation that the cost of developing and making a drug in the U.S. for such disease or condition will be recovered from sales in the U.S. of such drug. Under the law, the developer of an orphan drug may be entitled to seven years of market exclusivity following the approval of the product by the FDA, exemption from user fee payments to the FDA and a tax credit for the amount of money spent on human clinical trials. However, we must be the first to receive FDA marketing approval to receive market exclusivity under the orphan drug statute should there be a competitor with a similar molecular entity pursuing the same intended clinical use. Although we may receive market exclusivity under the Orphan Drug Act, the FDA will allow the sale of a molecularly equivalent drug which is clinically superior to or a molecular entity different from another approved orphan drug, although for the same indication, during the seven-year exclusive marketing period. It is also possible that a competitor may attempt to undermine any exclusivity provided by promoting a product for an off-label use that is the otherwise protected product. We cannot be certain that any of our products under development would ultimately receive orphan drug designation, or that the benefits currently provided by this designation, if we were to receive it, will not subsequently be amended or eliminated. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Insurance

        We maintain a product liability insurance policy. We do not maintain separate business interruption insurance; however, our property and casualty insurance policy provides for payment for lost inventory and lost sales in the event of loss from damage to our property.

Employees

        We had 343 full-time employees as of December 31, 2003, including 265 sales employees in the field and 78 in management, marketing, finance and administration. We also maintain active independent contractor relationships with various individuals with whom we have consulting agreements. We believe our employee relations are good. None of our employees is subject to a collective bargaining agreement.

Additional Information

        We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet web site that contains reports, proxy and information statements, and other information regarding issuers, including First Horizon, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

        We make available at www.firsthorizonpharm.com, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as well as Section 16 reports on Forms 3, 4 and 5 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Risks Related to Our Business

Our operating results are substantially dependent upon the contribution of Sular, which has been below expectations since we acquired the product and which has adversely affected our operating results.

        Sales of Sular, which we acquired in March 2002, accounted for approximately 31% of our total net sales for 2003. We have not realized the sales growth for Sular that we anticipated when we acquired it. As a result, our growth has suffered and our net sales for 2003 were lower and our loss was greater than we anticipated. According to IMS Health's National Prescription Audit Plus™ data, total Sular prescriptions increased 1.4% for the year ended December 31, 2003 compared to the year ended December 31, 2002.

        Although we have revised our operational plan to focus on maximizing sales of our existing products, particularly Sular, there is no assurance that we will be able to increase Sular prescriptions.

The potential growth rate for Sular may be limited by slower growth for the class of drugs to which Sular belongs.

        The growth rate of calcium channel blocker products such as Sular has slowed recently. This reduced growth rate may be due to the following:

  •
  published studies showing that other classes of drugs treating hypertension have health benefits in addition to controlling blood pressure;

  •
  the introduction of new classes of drugs treating hypertension; and

  •
  a reduction in the number of companies actively promoting calcium channel blockers and therefore informing the market about them.

        These industry factors could adversely affect sales of Sular.

Sales of Prenate GT have been adversely affected by the introduction of competitive products.

        Commencing during the second quarter of 2002, we experienced significant erosion of Prenate GT sales due to increased substitution of knock-off products by pharmacies filling prescriptions for Prenate GT. According to IMS Health's National Prescription Audit Plus™ data, substitution rates as measured by total dispensed prescriptions captured by Prenate GT and knock-off products were 45.2% for the quarter ended December 31, 2003. Any further competition from knock-off products could further decrease sales of Prenate GT and decrease net revenues and profits.

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

        Part of our operating strategy includes the development of product line extensions for our existing products. We are currently considering a line extension to our Prenate product line. There can be no assurance that we will be successful in developing a line extension for our Prenate product line and if we are unsuccessful our Prenate sales may be materially and adversely affected.

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

        Commencing in the second quarter of 2002, we experienced significant erosion of sales of Tanafed Suspension and Tanafed DM due to increased substitution of knock-off products by pharmacies filling prescriptions for Tanafed Suspension and Tanafed DM. We responded to this sales erosion by (i) launching Tanafed DP and Tanafed DMX, two line extensions to the Tanafed line, in September 2002 and (ii) receiving a patent covering the compositions of Tanafed DM, Tanafed DP and Tanafed DMX. Since this launch in September 2002, prescriptions of Tanafed DP have been below expectations. We may not be able to increase prescriptions of Tanafed DP to the levels which we had originally expected, which may adversely affect our growth of revenues and profits.

        Due to the launch of Tanafed DP and Tanafed DMX, we expected increased returns of Tanafed Suspension, as prescriptions were expected to be filled with the line extensions. We estimated returns of approximately $3.8 million and provided for this amount in 2002 which reduced our net revenues. In April 2003, we decided to withdraw Tanafed Suspension and Tanafed DM from the market. The decision to withdraw Tanafed Suspension in April 2003 was earlier than planned. Additionally, we also decided to withdraw Tanafed DM. As a result, we expect to incur an additional $2.6 million in returns of Tanafed Suspension and Tanafed DM and have reduced net revenues for 2003.

The FDA recently issued a notice which may cause us to incur increased expenses and adversely affect our ability to continue to market and sell our Tanafed products.

        In late 2002, the FDA issued a notice about various cough and cold combination products, which we believe requires us to obtain FDA approval of our Tanafed products before January 1, 2005 in order to be able to thereafter continue to market and sell these products as prescription products. In October 2003, the FDA issued a draft guidance document to address their current approach to handling compliance issues for drugs marketed without FDA approval. We are performing early phase clinical trials that are required for FDA approval regardless of the eventual prescription versus over-the-counter status. Based on the findings of this Phase 1 trial, we will finalize our development strategy and seek a pre-IND meeting with the FDA. We have not yet determined the estimated cost to obtain FDA approval. We may incur significant developmental expenses to obtain FDA approval or may begin marketing Tanafed products as non-prescription products, which could have a material adverse effect on net revenues and profit margins for the Tanafed product line.

We may not be able to increase our sales to compensate for the decrease in sales of our non-promoted products.

        Sales of our non-promoted products decreased 56% for the year ended December 31, 2003 as compared to the year ended December 31, 2002. In addition, we experienced greater rates of returns for some non-promoted products in 2003 which reduced 2003 net sales of these products. We plan to compensate for this decline in revenues by increasing sales of our existing actively promoted products and acquiring new products. However, there is no assurance that we will be able to increase sales of actively promoted products or locate attractive acquisition candidates and successfully complete an acquisition.

Introductions by us of line extensions of our existing products may require that we make unexpected changes in our estimates for future product returns and reserves for obsolete inventory which would adversely affect our operating results.

        Part of our revised operating plan includes the introduction of line extensions of our existing products to create marketing advantages and extend the life cycles of our products. From time-to-time we may seek to introduce line extensions on an unexpected and expedited basis before we are able to reduce the levels of inventories of product which may be rendered obsolete or otherwise adversely affected by the line extension. This may require us to increase our estimate for returns of product on hand at wholesalers, which is recorded as a reduction of our net revenues, and increase our reserve for inventory in our warehouse which is recorded as a cost of revenues. Accordingly, the introduction of line extensions may adversely affect our operating results.

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

Our ability to grow will suffer if we do not acquire or license rights to new products and integrate them successfully.

        We depend on acquisitions of rights to products from others as our primary source for new products. Risks in acquiring new products include the following:

  •
  we may not be able to locate new products that we find attractive and complementary to our business; and

  •
  the price to acquire or obtain a license for these products may be too costly to justify the acquisition.

        We often face significant competition from other pharmaceutical companies in acquiring rights to products, which makes it more difficult to find attractive products on acceptable terms.

We may encounter problems in the manufacture or supply of our products that could limit our ability to sell our products.

  We depend entirely on third parties to manufacture and supply our products.

        Third parties manufacture and supply all of our products, and we do not currently have manufacturing facilities, personnel or access to raw materials to independently manufacture our products. Except for any contractual rights and remedies which we may have with our manufacturers and suppliers, we have no control over the availability of our products or their quality or cost to us. We do not maintain alternative manufacturing sources for any of our products, and we may not be able to locate alternative manufacturers on commercially acceptable terms in the event of a manufacturing interruption or termination of an existing manufacturing agreement. We do not currently have business interruption insurance with respect to adverse events that could occur at third-party manufacturers' facilities. Furthermore, due to the patent held on Nitrolingual by our supplier, Pohl-Boskamp, no alternative source for Nitrolingual exists. A third party holds the patents for the manufacturing process for raw materials in Tanafed DP and Tanafed DMX. Banner Pharmacaps, Inc. holds the patent for the gel-coating process used in manufacturing Prenate GT. Bayer holds the patents for the manufacturing process and composition of the coat core tablet for Sular. In the event that these suppliers of Nitrolingual, Tanafed DP and Tanafed DMX, Prenate GT or Sular ceased to supply product to us, there is no assurance that we would be able to locate another manufacturer or supplier who would be able to manufacture or supply the products without violating such patents or who could manufacture the products on commercially reasonable terms.

  We may encounter interruptions in our supply of Cognex.

        We are seeking a new supplier to supply us with the active ingredient in Cognex. Based on our current sales projections, we believe that we have adequate supplies of the active ingredient in Cognex for the foreseeable future. However, if sales exceed our current projections or if we are unable to locate a new supplier of the active ingredient in Cognex, our ability to sell Cognex would be limited and our profitability would be reduced.

  Our existing supply agreements may prohibit us from entering into potentially more favorable supply relationships with others.

        Our third-party manufacturing agreements for our Sular, Nitrolingual, Robinul, Robinul Forte, Tanafed DP, Tanafed DMX, Zebutal, Protuss, Ponstel and Prenate products require that we purchase all of our product requirements from the manufacturers that are a party to those agreements. This prevents our entering into more advantageous manufacturing agreements with other manufacturers for these products.

As part of our growth strategy, we may acquire businesses, which subjects us to additional risks.

        As an element of our growth strategy we may acquire businesses with products that complement our current products, and we have evaluated and discussed such opportunities with interested parties in the past. In addition to the risks that we face in locating and integrating new product acquisitions, we may face the following risks:

  •
  we may realize substantial acquisition-related expenses, including the amortization of long-lived assets, which would reduce our net income in future years; and

  •
  our investigation of potential acquisition candidates may not reveal problems and liabilities associated with the businesses, technologies or products that we acquire.

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

        In February 2003, we entered into a credit facility for a $20.0 million revolving loan. We expect that we may borrow under this revolving loan and other debt we may incur in the future to finance acquisitions to implement our growth strategy and/or for general corporate purposes. Significant debt could:

  •
  limit our operating flexibility as a result of requirements by lenders;

  •
  require us to use a large portion of our cash flow from operations for debt service payments that could reduce profits and would reduce the availability of our cash flow to fund operations, product acquisitions, the expansion of our sales force and facilities and research and development efforts; and

  •
  limit acquisitions of products or companies due to restrictive covenants under our senior secured credit facility with which we must comply as long as it is in effect.

We expect to require additional funding, and if we cannot obtain it, our sales, profits, acquisitions and development projects could suffer.

        We expect to need additional funds to acquire or obtain licenses for new products, develop and test new products and potentially to acquire other businesses. We may seek funding through public and private financing and may seek to incur debt, issue shares of our stock, or both, either to finance a transaction or as consideration for a transaction. Adequate funds for these purposes, whether through the financial markets or from other sources, may not be available when we need them or on terms acceptable to us. Insufficient funds could cause us to delay, scale back or abandon some or all of our product acquisitions, licensing opportunities, marketing programs, product development programs, potential business acquisitions and manufacturing opportunities.

We face generic and other competition that could lower prices and unit sales.

        Sular competes with products that are generic to other calcium channel blockers. Nitrolingual competes with a generic tablet product. Companies introduced knock-off products to our Prenate GT product which has continued to cause significant sales erosion. Companies also introduced knock-off products to our Tanafed and Tanafed DM products. We launched Tanafed DP and Tanafed DMX in 2002 in response to these knock-off products. Our Zebutal capsules, Protuss liquid, Protuss-DM tablets, Protuss-D liquid, Zoto-HC ear drops and Mescolor tablets are not protected by patents and face competition from less expensive products. In addition, competitors could develop generic or other products to compete with our Furadantin, Robinul, Robinul Forte and Ponstel products, which are not protected by patents, or could develop generic versions of products with which our products compete, such as Norvasc. Third-party payors can require substitution and pharmacists can substitute generic or other competitive products for our products even if physicians prescribe them. Government agencies, third-party payors and pharmacies often put pressure on patients to purchase generic or other products instead of brand-name products as a way to reduce healthcare costs. Any further increase in the amount of generic and other competition against any one or more of our products could further lower prices and unit sales.

Strong competition exists for our products, and competitors have recently introduced new products and therapies that could make some of our products obsolete.

        Our Protuss and Tanafed lines, Zebutal, Defen-LA, Ponstel, Prenate, Sular and Furadantin products compete against products sold over-the-counter or by prescription that in some cases are marketed by much larger pharmaceutical companies with greater financial resources for marketing and manufacturing. For example, Pfizer sells a hypertension product called Norvasc which in 2003 had a 41.2% share of the calcium channel blocker market (based on prescriptions according to IMS Health's National Prescription Audit Plus™ data), and may introduce a combination of Norvasc with its popular cholesterol-reducing product Lipitor, which could prove to be an attractive alternative to our product Sular. Also, a competitor is developing a lingual nitroglycerin spray similar to our Nitrolingual product, which could divert prescriptions and reduce sales of Nitrolingual. Also, based on the regulatory status of our Prenate products, Protuss, Tanafed, Zebutal, Defen-LA, Zoto-HC and Mescolor products, barriers to entry for competing products are low, which makes it easier for companies to enter the market. Competitors are developing new products and have developed new surgical procedures to treat angina. Competitors are also developing new products to treat short term pain and have recently developed new pain therapies. These new products and procedures may reduce demand for our products. The high level of competition in our industry could force us to reduce the price at which we sell our products or require us to spend more to market our products, or both.

Competitors could offer a product competitive with Sular.

        A patent addressing the composition of the active ingredient in Sular expired in 1998. Therefore, a competitor could introduce a product competitive with Sular containing its same active ingredient, although Sular remains protected under patents addressing the manufacturing process and composition of its coat core tablet. Any such competing product may reduce our potential sales of Sular.

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

A small number of customers account for a large portion of our sales and the loss of one of them, or changes in their purchasing patterns, could result in reduced sales or adversely impact our financial performance.

        We sell most of our products to a small number of wholesale drug distributors. For the year ended December 31, 2003, sales to McKesson Corporation, Cardinal Health Inc., (including the Bindley Western Division) and AmerisourceBergen Corporation represented 29%, 22%, and 18%, respectively, of our total sales. The small number of wholesale drug distributors, consolidation in this industry or financial difficulties of these distributors could result in the combination or elimination of warehouses, which could temporarily increase returns of our products or, as a result of distributors reducing inventory levels, delay the purchase of our products.

        In late 2002, our wholesaler customers purchased excessive amounts of inventory of our products in anticipation of future price increases. This adversely impacted our sales in the first half of 2003. In response, in the second and third quarters of 2003, we entered into inventory management agreements with our three largest wholesale customers which offer incentives to the wholesaler to maintain on average one month of inventory. These wholesalers may choose to forego the incentives and to maintain more than one month of inventory.

        While we have instituted inventory management controls with our wholesaler customers, the controls rely upon data supplied by our wholesaler customers. There is no assurance that the data supplied by our wholesaler customers will be accurate and that the controls will be effective. If the wholesaler information is unreliable and our controls are not effective, it could have a material adverse effect on our inventory management and financial performance.

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

        We have completed Phase I clinical trials of our migraine headache and excessive salivation products under development and filed INDs with the FDA. If we cannot obtain FDA approval for these or other products which we may seek to develop in the future, our rate of sales growth may suffer. We do not have the experience or the capability to undertake clinical and other studies to obtain FDA approval for new products or new uses of already-approved products. As a result, we rely on third parties to formulate, develop and manufacture the materials needed for clinical trials for our products under development to treat migraine headache and excessive salivation. We also rely on third parties to conduct clinical trials for us. If our products are not successful in clinical trials or we do not obtain FDA marketing approval, we will have expended significant resources with no return. Our ongoing clinical studies might be delayed or halted for various reasons, including:

  •
  these products are not shown to be effective;

  •
  we do not comply with requirements concerning the investigational new drug application requirements or protection of the rights and welfare of human subjects;

  •
  patients experience unacceptable side effects or die during clinical trials;

  •
  patients do not enroll in the studies at the rate we expect; and

  •
  product supplies are delayed, are not sufficient to treat the patients in the studies or are insufficiently stable.

Our business is heavily regulated by governmental authorities, and failure to comply with such regulation or changes in such regulations could negatively affect our results.

        Many government agencies regulate our business, including, among others, the following:

  •
  the FDA;

  •
  foreign regulatory authorities;

  •
  the Drug Enforcement Administration;

  •
  the Consumer Product Safety Commission;

  •
  the Occupational Safety and Health Administration;

  •
  the Centers for Medicare and Medicaid Services;

  •
  the Environmental Protection Agency; and

  •
  state, local and foreign governments.

        We may incur significant expenses to comply with regulations imposed by these agencies. Also, our future results could be reduced by changes in governmental regulation over the pharmaceutical industry, including regulation of Medicare, Medicaid and similar programs, by reducing our revenue and profits and/or increasing our costs and expenses in order to comply with such regulation. In addition, all of our third-party manufacturers, third-party sample distributors and product packaging companies are subject to inspection by the FDA and, in appropriate cases, the Drug Enforcement Administration and foreign regulators. From time to time, some of our third-party manufacturers have received warning letters from the FDA concerning noncompliance with manufacturing requirements. If our third-party manufacturers, third-party sample distributors and product packaging companies do not comply with FDA regulations in the future, they may not deliver products to us or deliver samples to our representatives, or we may have to recall products. Even if deficiencies observed by the FDA do not relate to our products, our third-party manufacturers, third-party sample distributors and product packaging companies may be delayed in manufacturing and supplying our products to us in a timely manner until they address their compliance issues with the FDA.

        Our warehouse facility is also subject to inspection by the FDA and the Drug Enforcement Administration. If we do not comply with FDA and the Drug Enforcement Administration regulations, we may not be able to sell product to our customers.

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

        First Horizon, certain former and current officers and all of our directors are defendants in a consolidated securities lawsuit initiated on August 22, 2002 in the United States District Court for the Northern District of Georgia. The consolidated lawsuit is seeking to be certified as a class action lawsuit, but has not yet been granted that status. Plaintiffs in the class action litigation have alleged in general terms that we violated Sections 11 and 12(a)(2) of the Securities Act of 1933 and that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In an amended complaint, Plaintiffs claim that Defendants issued a series of materially false and misleading statements to the market in connection with our public offering on April 24, 2002 and thereafter relating to alleged "channel stuffing" activities. The amended complaint also alleges controlling person liability on behalf of certain of our officers under Section 15 of the Securities Act of 1933 and Section 20 of the Securities Exchange Act of 1934. Plaintiffs seek an unspecified amount of compensatory damages in an amount to be proven at trial. All Defendants have filed motions to dismiss these claims, which currently are pending before the Court. Due to the inherent uncertainties involved in litigation, we are unable to predict the outcome of this litigation and an adverse result could have a material adverse effect on our financial position and results of operations.

If we do not secure or enforce patents and other intellectual property rights, we could encounter increased competition that would adversely affect our operating results.

        We do not hold patent rights covering all of the products we are distributing and do not in some cases have the right to enforce patents our licensors hold. Patent rights do not protect our Robinul, Ponstel and Furadantin products from competition. We obtained exclusive distribution rights in the U.S. to distribute our Nitrolingual, Tanafed DP and Tanafed DMX products but have no or only limited rights to enforce the patents relating to Nitrolingual. We have a license from Penwest Pharmaceuticals Co. to use the patented TIMERx technology in our migraine product under development. Subject to the satisfaction of certain conditions, we obtained exclusive supply rights from the manufacturer holding a manufacturing process patent used for the gel-coating on Prenate GT. We obtained exclusive U.S. distribution rights to Sular from Bayer. Bayer holds the patents for the manufacturing process and composition of the coat core tablet for Sular. Any exclusivity afforded by any of these patents or rights could cease because we have no rights or only limited rights to enforce patents or to require enforcement actions by the owners of the patents. Proceedings involving our rights in patents or patent applications could result in adverse decisions. In addition, the confidentiality agreements required of our employees and third parties may not provide adequate protection for our trade secrets, know-how and other proprietary information which we rely on to develop and sell our products. If any of our employees or third parties disclose any of our trade secrets or know-how, we could encounter increased competition.

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

        Even though most of our product agreements under which we license intellectual property rights from others contain provisions that allow us to recover costs and damages if we have to defend or are found liable for infringing a patent of a third party, the agreement under which we obtained rights to Nitrolingual does not contain these indemnification provisions. It could be very costly if we have to defend the patents or trademarks covering our products, including Nitrolingual, or if we were found liable for infringement.

We face risks under one of our development agreements because the other party to the agreement is a related party.

        John N. Kapoor, Ph.D., who is one of our directors and who is affiliated with our largest stockholder, is trustee of a trust which beneficially owns 50% of the common stock of Inpharmakon Corporation, a party to one of our product development agreements. When entered into, our former Chairman and Chief Executive Officer, was a director and Chairman of Inpharmakon through the end of 2000. Thus, our development agreement with Inpharmakon was not the result of arm's length negotiations. Generally, directors and officers have a fiduciary duty to manage their company in a manner beneficial to the company and its stockholders. An action based on the corporate opportunities of Inpharmakon may be detrimental to our interests, which may create real or apparent conflicts of interest.

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

        Nitrolingual Pumpspray is one of our key products. Pohl-Boskamp can terminate our distribution agreement for Nitrolingual Pumpspray if we do not purchase specified quantities of the product from Pohl-Boskamp each year, if a company with a product competitive with Nitrolingual Pumpspray acquires direct or indirect influence or control over us, or if a significant change in our stockholders occurs so that Kapoor-Pharma Investments and our employees, management and directors, and any of their respective affiliates, do not in the aggregate directly or indirectly beneficially own at least 20.0% of our shares. While the beneficial ownership of those parties may fall below 20.0% as a result of a number of factors, including factors outside of our control, we may determine to enter into future equity financing arrangements that could result in a reduction in beneficial ownership below 20.0% which could result in Pohl-Boskamp terminating our distribution agreement which would have a material impact on our financial results.

We have limited experience selling products in other countries.

        We have limited experience selling products outside the U.S., are not familiar with registering or obtaining regulatory approvals outside of the U.S. and have no international marketing presence or sales force. International sales of Cognex pursuant to our distribution agreements subject us to other inherent risks, including registration requirements and differing regulatory and industry standards, reduced protection for intellectual property rights in some countries, fluctuations in currency exchange rates and import or export licensing requirements.

Our financial statements as of and for the year ended December 31, 2001 included in this Form 10-K Annual Report were audited by Arthur Andersen LLP, which has been found guilty of obstruction of justice and may be the subject of additional litigation.

        Arthur Andersen LLP has been found guilty of obstruction of justice with respect to its activities in connection with Enron Corp. and may be the subject of additional litigation. In the event that Arthur Andersen LLP dissolves, liquidates or does not otherwise continue in business, it may have insufficient assets to satisfy any claims that may be made by investors with respect to financial statements which it has audited. We believe that Arthur Andersen LLP no longer operates as an auditing firm, and do not know if it has any assets. Arthur Anderson LLP has ceased practicing before the SEC. As a result of such cessation, we will not be able to obtain the consent of Arthur Anderson LLP to the inclusion of its audit report in this Form 10-K Annual Report. The SEC allows companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Anderson LLP. Because Arthur Andersen LLP has not consented to the inclusion of their report in this Form 10-K Annual Report, you may not be able to recover against Arthur Andersen LLP for any information included in financial statements that it has audited.

Risks Related to our Common Stock

Our stock price has been volatile.

        The market price for our securities has been highly volatile. Various factors, including factors that are not related to our operating performance, may cause significant volume and price fluctuations in the market. The following factors may cause fluctuations in our stock price:

  •
  failure to meet financial estimates or expectations of securities analysts;

  •
  failure to increase Sular prescriptions;

  •
  the introduction of knock-offs or generics to our products;

  •
  fluctuations in operating results;

  •
  rates of product acceptance;

  •
  timing or delay of regulatory approvals, including our line extension of Robinul to treat symptoms associated with excessive salivation;

  •
  our third-party manufacturers experience interruptions in the supply of raw materials or encounter regulatory problems; and

  •
  developments in or disputes regarding patent or other proprietary rights.

Existing officers, directors and our principal stockholder owns a substantial block of stock that may allow them to elect directors and direct the outcome of matters requiring stockholder approval.

        As of February 16, 2004, our officers, directors and our principal stockholder beneficially owned approximately 26% of our outstanding common stock. As of February 16, 2004, Kapoor-Pharma Investments, L.P. owned approximately 25% of our outstanding common stock. Accordingly, Kapoor-Pharma Investments holds significant control or influence over our policies and acts. John N. Kapoor, Ph.D., the Chairman of the Board of Directors, is President and sole stockholder of EJ Financial Enterprises, Inc. EJ Financial Enterprises is the managing general partner of Kapoor-Pharma Investments. In addition, a trust of which Dr. Kapoor is trustee is a partner of Kapoor-Pharma Investments.

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

        Some of the provisions in our restated certificate of incorporation and bylaws, our shareholder protection rights plan, and the anti-takeover provisions under Delaware law could delay or prevent a third party from acquiring us or replacing members of our board of directors, even if the acquisition or the replacements would be beneficial to our stockholders. These provisions could also reduce the price that certain investors might be willing to pay for shares of our common stock and result in the market price being lower than it would be without these provisions. Our charter and other documents contain anti-takeover devices including:

  •
  only one of the three classes of directors is elected each year;

  •
  we have adopted a shareholder rights plan that is designed to protect us from coercive takeover attempts;

  •
  stockholders cannot amend our bylaws unless at least two-thirds of the shares entitled to vote approve the amendment;

  •
  our board of directors can issue shares of preferred stock without stockholder approval under any terms, conditions, rights and preferences that the board determines; and

  •
  stockholders must give advance notice to nominate directors or to submit proposals for consideration at stockholder meetings.

ITEM 2. PROPERTIES

        On December 31, 2001, we entered into a lease for a 101,120 square foot office and warehouse facility in Alpharetta, Georgia. Our facility includes space for offices and a warehouse. This lease expires on May 31, 2009. We also lease office space on a temporary basis in Irving, Texas, Pittsburgh, Pennsylvania and Winston-Salem, North Carolina.

ITEM 3. LEGAL PROCEEDINGS

        A lawsuit was filed in the U.S. District Court for the Northern District of Georgia on August 22, 2002 (which has been consolidated with two subsequent lawsuits based upon substantially the same allegations) against us, all members of our Board of Directors, certain former and current officers, and our underwriters for our public offering completed on April 24, 2002. The consolidated lawsuit is seeking to be certified as a class action lawsuit, but has not yet been granted that status. The consolidated amended complaint generally alleges that we issued a series of materially false and misleading statements to the market in connection with our public offering on April 24, 2002 and thereafter relating to alleged "channel stuffing" activities. The amended complaint asserts that Defendants violated Sections 11 and 12(a)(2) of the Securities Act of 1933. The amended complaint further alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The amended complaint also alleges controlling person liability on behalf of certain of our officers under Section 15 of the Securities Act and Section 20 of the Securities Exchange Act.

        Plaintiffs in this consolidated class action lawsuit seek unspecified compensatory damages in an amount to be proven at trial. We deny the claims made in the lawsuit and intend to vigorously defend against these claims. All Defendants have filed motions to dismiss these claims, which currently are pending before the Court. Due to the inherent uncertainties involved in litigation, we are unable to predict the outcome of this litigation and an adverse result could have a material adverse effect on our financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock began trading on the Nasdaq National Market on May 31, 2000. Our trading symbol is "FHRX." The following table lists, for the periods indicated, the high and low sale prices per share for our common stock as reported on the Nasdaq National Market.

	High	Low
2002
First Quarter	$32.00	$19.41
Second Quarter	26.75	18.24
Third Quarter	18.25	3.51
Fourth Quarter	7.48	2.48
2003
First Quarter	$8.65	$1.93
Second Quarter	4.18	2.27
Third Quarter	8.05	2.92
Fourth Quarter	12.05	6.29

        On February 19, 2004, the last reported sale price for our common stock on the Nasdaq National Market was $17.47 per share. As of February 19, 2004, there were approximately 195 holders of record of our common stock.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2003 with respect to shares of First Horizon common stock that may be issued under existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans(1) (excluding securities reflected in column(a)) (c)
2003 Non Qualified Stock Option Plan	753,050	$4.93	439,950
2002 Stock Plan Approved by Stockholders(1)	1,903,001	$6.78	303,906
2000 Stock Plan Approved by Stockholders	1,078,624	$18.65	0
1997 Stock Option Plan Approved by Stockholders	97,305	$2.78	0
Employee Stock Purchase Plan Approved by Stockholders	N/A	N/A	670,245
Total	3,831,980		1,414,101

(1)
The aggregate number of shares of common stock available under the 2002 Stock Plan for grants of options, grants of stock awards and stock sales during any fiscal year of First Horizon is generally (i) seven percent (7%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year of First Horizon, as such number is determined by First Horizon to calculate the fully diluted earnings per share of such preceding fiscal year and as such number may be further adjusted pursuant to certain corporate transactions, if applicable, reduced by (ii) the number of shares of common stock for which grants of awards have been made under the 2002 Stock Plan.

Dividend Policy

        We have not declared or paid any cash dividends since our inception. We currently intend to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our current credit facility prohibits the payment of any dividends or other distributions on any shares of our stock. For further discussion of our current credit facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operation."

Share Buyback Program

        On July 8, 2002, we announced a share buyback program. This program authorized the purchase of up to $8.0 million in common stock until July 5, 2003. Through July 5, 2003 we repurchased 823,400 shares of our common stock at an aggregate cost of approximately $2.1 million. On August 25, 2003, we authorized the repurchase of up to an additional $7.9 million of common stock and extended the repurchase program until August 31, 2004. In September 2003, we repurchased an additional 162,225 shares of common stock at an aggregate cost of approximately $1.0 million. Through December 31, 2003, we had repurchased a total of 985,625 shares of common stock at an aggregate cost of approximately $3.0 million. These shares were retired.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data is qualified by reference to and should be read in conjunction with our financial statements and the related notes and other financial information included elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data has been derived from our financial statements which have been audited by Deloitte & Touche LLP, independent auditors, as of and for the years ended December 31, 2002 and 2003 and by Arthur Andersen LLP, independent auditors, for the years ended December 31, 1999, 2000 and 2001. These results may not be indicative of future results. Our results of operations include contributions from products we acquired only from their respective acquisition date. We acquired Sular in March 2002, Furadantin in December 2001, the Prenate line of products in August 2001, Ponstel in April 2000, Cognex in April 2000, Nitrolingual Pumpspray in July 1999, and the Robinul line of products in January 1999.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues	$18,625	$36,650	$69,290	$115,178	$95,305
Cost of revenues	3,140	5,436	10,354	23,967	17,734
Selling, general and administrative expense	12,546	24,217	38,689	61,843	57,822
Depreciation and amortization expense	424	1,091	2,724	14,471	16,489
Impairment charge	—	—	—	—	4,152
Research and development expense	860	1,784	1,819	1,096	2,085

Operating income (loss)	1,655	4,122	15,704	13,801	(2,977)
Interest expense	(357)	(324)	(4)	(4,179)	(194)
Interest income	12	348	1,874	492	393
Other	8	21	4	(7)	(3)
(Provision) benefit for income taxes	(548)	(1,660)	(6,855)	(3,941)	1,043

Net income (loss)	$770	$2,507	$10,723	$6,166	$(1,738)

Net income (loss) per share:
Basic	$0.06	$0.15	$0.44	$0.19	(0.05)

Diluted	$0.06	$0.13	$0.41	$0.18	(0.05)

	As of December 31,
	1999	2000	2001	2002	2003
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$220	$14,228	$53,458	$47,409	$33,722
Marketable securities	—	—	—	—	9,996
Total assets	11,078	50,083	170,150	352,932	325,153
Total debt	3,699	221	—	—	—
Total stockholders' equity	3,616	38,572	143,364	305,683	305,777

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion and related financial data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report.

Overview

        We are a specialty pharmaceutical company that markets and sells brand name prescription products. Our current operating plan focuses on maximizing the sales of our existing product portfolio. We plan to accelerate growth by launching line extensions to our current products and acquiring or licensing approved products or late stage development products. We plan to focus on products that fit within the Cardiology and Women's Health/Pediatric categories that will allow us to leverage our existing sales force infrastructure.

        We sell our products to pharmaceutical wholesalers (who in turn distribute to pharmacies), chain drug stores, other retail merchandisers and, on a limited basis, directly to pharmacies. We recognize revenue when our products are shipped and the customer takes ownership and assumes the risk of loss. Our sales force targets high-prescribing primary care physicians and select specialty physicians. Our sales force seeks to develop close relationships with these physicians and respond to their needs and the needs of their patients. These physicians, in turn, write prescriptions for our products in order to treat their patients. We evaluate the effectiveness of our sales and marketing efforts by monitoring prescription trends of our promoted products.

Results Of Operations

Years Ended December 31, 2003 and December 31, 2002

        Net Revenues.    Net revenues decreased $19.9 million to $95.3 for 2003, compared to $115.2 for 2002. This decrease was primarily the result of:

          (1)   a decrease of $24.9 million or 21% in general product sales primarily as a result of (i) the reduction of the levels of trade inventories for a majority of our promoted products (including Sular, Nitrolingual, Tanafed DP, Ponstel and Robinul) and (ii) a 48% decline in sales of our non-promoted products. In late 2002, our wholesaler customers purchased what we believe to be excessive amounts of inventory of our products in anticipation of future price increases. This adversely impacted our sales in the first half of 2003. In response, in the second and third quarters of 2003, we entered into inventory management agreements with our three largest wholesale customers which offer incentives to the wholesaler to maintain on average one month of inventory. Trade levels of our promoted products were approximately one month at December 31, 2003.

          (2)   a reduction of recorded liability for estimated product returns of $1.1 million in 2003 compared to $2.7 million in 2002, which resulted in an increase in net revenues. In connection with the acquisition of rights for Robinul, Ponstel, Cognex, Prenate, Furadantin and Sular, we assumed certain liabilities for returns of product shipped by the seller prior to the acquisition date. At the respective acquisition dates, we estimated the amount of the assumed liabilities based on actual sales return data from the seller and included that amount in the allocation of the total purchase price. We periodically review the estimated liability and reduce it if actual returns have been lower than expected. Generally, no adjustment is made to the reserve until two to three years subsequent to the acquisition due to the lag time between when a product is sold and when it is returned.

          (3)   an decrease in net revenues of $2.6 million resulting from a reduction in the accrual for estimated future returns of our Tanafed Suspension products, in 2003 compared to $3.8 million in 2002. In September 2002, we launched Tanafed DP and Tanafed DMX, line extensions to our Tanafed Suspension and Tanafed DM products. These line extensions were launched in response to increasing competition by knock-off products to Tanafed Suspension and Tanafed DM. Due to the launch of Tanafed DP and Tanafed DMX, we expected increased returns of Tanafed Suspension, as prescriptions were expected to be filled with the line extensions. We estimated returns of approximately $3.8 million and provided for this amount in 2002. In April 2003, we decided to withdraw Tanafed Suspension and Tanafed DM from the market. The decision to withdraw Tanafed Suspension in April 2003 was earlier than planned. Additionally, we also decided to withdraw Tanafed DM. As a result, we expect to incur an additional $2.6 million in returns of Tanafed Suspension and Tanafed DM and have provided for this amount in the results of operations for 2003.

          (4)   a reduction in the recorded liability for Medicaid rebates, of $5.4 million in 2003, which had the effect of increasing net revenues. In connection with the acquisition of rights for Sular, we became responsible for Medicaid rebates for product sales after the acquisition date. Under the terms of the asset purchase agreement, any rebate invoices received by the seller would be paid by the seller and reimbursed by First Horizon. When we began selling Sular in March 2002, we began accruing for these Medicaid rebates. The rebate accrual rate was developed using historical information provided by the seller. From March 2002 to December 2003, we had accrued a liability of approximately $7.5 million. In December 2003, the seller requested reimbursement of $2.1 million. As a result, we reduced our liability for Medicaid rebates for Sular and increased revenue.

Product Overview

Change in total dispensed prescriptions for the year ended December 31, 2003 compared to the year ended December 30, 2002(a)
Sular	+1.4%
Nitrolingual(b)	(1.8)%
Prenate line	3.5%
Tanafed line	+13.3%
Robinul line	+8.1%
Ponstel	(2.0)%

  (a)
  Source: IMS Health's National Prescription Audit Plus™ data

  (b)
  We believe that IMS data does not capture prescriptions of Nitrolingual from some of the non-retail channels and prescription trends in the non-retail channel which may have a significant impact on the reported change.

        Product sales of Sular, excluding the reversal of Medicaid rebate liability of $5.4 million, were approximately $24.1 million for 2003 compared to $30.2 million for 2002. We acquired Sular in March 2002. This decline in product sales was primarily the result of the reduction in trade levels of Sular held by our wholesaler customers during 2003.

        Product sales of the promoted Women's Health/Pediatric products (namely the Prenate line, the Tanafed line, the Robinul line and Ponstel), were approximately $44.7 million for 2003 compared to approximately $54.9 million for 2002. This decrease was primarily the result of the reduction in trade levels of inventory during 2003 and lower revenues of the Prenate line due to increased substitution of knock-off products by pharmacies.

        Commencing during the second quarter of 2002, we experienced significant erosion of Prenate GT sales due to increased substitution of knock-off products by pharmacies filling prescriptions for Prenate GT. According to IMS Health's National Prescription Audit Plus™ data, substitution rates as measured by total dispensed prescriptions captured by Prenate GT and knock-off products were 45.2% for the quarter ended December 31, 2003 compared to 32.0% for the quarter ended December 31, 2002. As part of our operational plan of maximizing sales of our existing products, we are exploring new line extensions for the Prenate line in an effort to reduce this substitution rate.

        Product sales of Nitrolingual decreased 2.1% for the year ended December 31, 2003, compared to the year ended December 31, 2002. This decrease was primarily the result of the reduction in trade levels of inventory during the year partially offset by price increases taken during 2003. During the second quarter of 2003, we launched a 60-dose application bottle of Nitrolingual. The 60-dose bottle is smaller and more convenient to carry for some patients than the currently marketed 200-dose bottle. We believe that the 60-dose bottle will benefit patients who have mild angina and whose episodes are occasional. We believe the smaller bottle is an excellent companion product to the 200-dose bottle.

        Cost of Revenues.    Cost of revenues decreased $6.3 million to $17.7 million for 2003 compared to $24.0 million in 2002. Cost of revenues includes an increase to our allowance for excess and obsolete inventory of $2.5 million in 2003 compared to $1.9 in 2002. These charges in 2003 were primarily for our non-promoted products, excess Sular and Tanafed inventory and short dated Prenate GT inventory. In 2002, the charges were the result of Tanafed Suspension inventory becoming obsolete due to the launch of line extensions and lower than expected sales of Prenate GT.

        Gross margin for 2003 was 81% compared to 79% for 2002. This increase in gross margin was primarily the result of a change in product sales mix.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased $4.0 million to $57.8 million for 2003, compared to $61.8 million for 2002. Selling related expenses decreased due to lower co-promotion expenses incurred for promotion of our Sular product due to the termination of a co-promotion agreement in the second quarter of 2003, as well as lower selling expense as a result of our revised operating plan. The decrease was partially offset, by increased expenses for an allowance for obsolete sample inventory, shipping cost related to the withdrawal of Tanafed Suspension and Tanafed DM and severance for departing employees.

        Depreciation and Amortization.    Depreciation and amortization expense increased $2.0 million, to $16.5 million for 2003 compared to $14.5 million for 2002. This increase resulted from higher amortization expense related to the acquisition of Sular in March 2002 and higher depreciation expense related to our implementation of new financial systems in 2003.

        Impairment Charge.    In the second quarter of 2003, we revised our revenue forecast for all of our products and evaluated the remaining estimated useful lives of our intangible assets. As a result, we changed the remaining estimated useful life of the Cognex intangible assets from 17 years to 10 years. An analysis of the projected undiscounted cash flows for all intangibles was performed as required by SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The analysis of the projected undiscounted cash flows for Cognex indicated that the carrying value of the asset was not recoverable over the revised remaining useful life of the asset. We estimated the fair market value of the Cognex assets. Based on the estimated fair market value, it was determined that the carrying value of the Cognex licensing rights was in excess of the fair value and an impairment charge of $4.2 million was recorded.

        Research and Development Expense.    Research and development expense increased $1.0 million to $2.1 million for 2003 compared to $1.1 million for 2002. The increase in expense is primarily a result of costs associated with manufacturing transfers for our Ponstel, Cognex and Furadantin products and development costs for the Prenate line.

        In late 2002, the FDA issued a notice about various cough and cold combination products, which we believe requires us to obtain FDA approval of our Tanafed products before January 1, 2005 in order to be able to thereafter continue to market and sell these products as prescription products. In October 2003, the FDA issued a draft guidance document to address their current approach to handling compliance issues for drugs marketed without FDA approval. We have not yet determined the estimated cost to obtain FDA approval. We are performing early phase clinical trials that are required for FDA approval regardless of the eventual prescription versus over-the-counter status. Based on the findings of the planned Phase 1 trial, we will finalize our development strategy and seek a pre-IND meeting with the FDA. We may incur significant developmental expenses to obtain FDA approval or may begin marketing Tanafed products as non-prescription products, which could have a material adverse effect on net revenues and profit margins for the Tanafed product line.

        Interest Expense.    Interest expense was $0.2 million for 2003 compared to $4.2 million for 2002. We had no debt outstanding in 2003. Interest expense in 2003 was the result of amortization of capitalized loan costs and unused facility fees relating to our $20 million line of credit. Interest expense in 2002 was primarily the result of a credit facility obtained in March 2002 to finance the acquisition of Sular. We repaid all indebtedness outstanding under the credit facility in the second quarter of 2002 and terminated this credit facility in July 2002.

        As a result of SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" results for 2002 have been reclassified to state what was previously reported as an extraordinary loss on debt extinguishment of $0.9 million net of taxes. To make this reclassification, interest expense for 2002 has been increased by $1.4 million and the income tax provision was decreased by $0.5 million.

        Interest Income.    Interest income was $0.4 million for 2003, compared to $0.5 million for 2002. The decrease in interest income is primarily due to a lower average cash balance in 2003.

        Benefit (Provision) for Income Taxes.    Income taxes were provided for at a rate of 37.5% for 2003, compared to 39.0% 2002. The decrease in the effective rate is due primarily to the change in the ratio of non-deductible expenses to pre-tax income.

Years Ended December 31, 2002 and December 31, 2001

        Net Revenues.    Net revenues increased $45.9 million to $115.2 million for the year ended December 31, 2002, compared to $69.3 million for the year ended December 31, 2001. This increase was primarily the result of:

          (1)   an increase in general product sales of $49.7 million to $119.0 million for 2002 compared to $69.3 for 2001. Product sales of existing products (namely, all products other than those launched or acquired after December 31, 2000) decreased $18.2 million to $46.6 million for 2002, as compared to 2001. This decrease is due to lower net sales of Tanafed Suspension and our non-promoted Cognex and cough and cold products, partially offset by an increase in net sales of the Robinul line and Nitrolingual Pumpspray. Sales of products launched or acquired after December 31, 2000 were $69.7 million for 2002. We acquired the Prenate line in August 2001, Furadantin in December 2001 and Sular in March 2002. We launched the Tanafed line extensions, Tanafed DM, Tanafed DP and Tanafed DMX in January 2002, September 2002 and September 2002, respectively.

          (2)   a decrease in net revenues of $3.8 million resulting from an increase in the accrual for estimated future returns of our Tanafed Suspension product. As a result of our launch of Tanafed DP and Tanafed DMX, we anticipated higher than normal returns of Tanafed Suspension. Net revenues for 2001 have no comparable adjustments for increased Tanafed returns due to launches of line extensions.

Product Overview

Change in total prescriptions for the year ended December 31, 2002 compared to the year ended December 30, 2001(a)
Sular(b)	(27.4)%
Nitrolingual(c)	+14.8%
Prenate line	+4.7%
Tanafed line	+2.2%
Robinul line	+25.7%
Ponstel	+23.7%

  (a)
  Source: IMS Health's National Prescription Audit Plus ™ data

  (b)
  We acquired the rights to Sular in March 2002

  (c)
  We believe that IMS data does not capture prescriptions of Nitrolingual from some of the non-retail channels and prescription trends in the non-retail channel which may have a significant impact on the reported change.

        Product sales of Sular since its acquisition in March 2002 were approximately $30.2 million. Wholesalers who purchase our products increased the levels of trade inventories significantly in the fourth quarter of 2002, presumably in anticipation of future price increases.

        Product sales of Nitrolingual increased 7.9% for the year ended December 31, 2002, compared to the year ended December 31, 2001. Sales of Nitrolingual in 2002 were approximately 10% below our goals primarily in the second and third quarter of 2002 because of the increased focus of our sales force on the launch of Sular during these quarters.

        Product sales of the Women's Health/Pediatric products, which include the Prenate line, the Tanafed line, the Robinul line and Ponstel, were approximately $54.9 million for the year ended December 31, 2002 compared to approximately $41.9 million for the year ended December 31, 2001. This increase was the result of increased sales of the Prenate line which we acquired in August 2001, offset by decreased sales of the Tanafed line.

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

        We acquired the Prenate line in August 2001, introduced Prenate GT in September 2001 and experienced erosion of sales of the products included in our Prenate line during 2002 due to increased competition from knock-off products resulting in pharmacists substituting such knock-off products for prescriptions of our Prenate line of products. The substitution rate, as measured by total dispensed prescriptions captured by Prenate GT and knock-off products, was 32.0% for the quarter ended December 31, 2002 (Source: IMS Health's National Prescription Audit Plus™ data).

        Product sales for the Robinul line increased 18% for the year ended 2002 compared to 2001. Total prescriptions increased 0.2% for Robinul for the quarter ended December 31, 2002 as compared to the quarter ended September 30, 2002, which indicated a slowing of growth for this product.

        Product sales for our non-promoted products increased 11.0% in 2002 compared to 2001. This increase was the result of product sales of Furadantin which we began selling in January 2002, offset by decreases of product sales of the non-promoted cough and cold products and Cognex. In addition, we experienced greater rates of returns for certain of our non-promoted products in 2002, which significantly reduced 2002 net sales of these products.

        Cost of Revenues.    Cost of revenues for 2002 were $24.0 million and includes an allowance for obsolete inventory for existing Tanafed Suspension and Prenate GT inventory totaling $1.9 million due to the introduction of Tanafed line extensions in the third quarter of 2002 and lower than expected sales of Prenate GT. Costs of revenues for the year ended December 31, 2001 of $10.4 million do not include a comparable allowance for obsolete inventory.

        For the year ended December 31, 2002 gross margins were 79% compared to 85% for the year ended December 31, 2001. This decrease in gross margin resulted primarily from the change in product sales mix and Sular having a lower gross margin as compared to our other products.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $23.1 million for 2002 to $61.8 million, compared to $38.7 million for 2001. As a percentage of net revenues from product sales, selling, general and administrative expenses were 53% for 2002, as compared to 56% for 2001. Selling related expenses increased due to increased royalty expense due to higher net revenues of our Nitrolingual, Robinul and Zebutal products on which we pay royalties, the expansion of our sales force in April 2002, and higher training and marketing cost related to the launch of Furadantin, Sular, Tanafed DP, Tanafed DM and Tanafed DMX during 2002. Selling expenses also increased due to the outside commission and co-promotion expenses paid for our Prenate, Sular, Nitrolingual and Robinul co-promotions.

        General and administrative expenses for 2002 increased due to increased support staff and operating expenses at our corporate headquarters, higher insurance costs, and higher state and local tax expense. During 2002 we recorded estimated expenses for state and local taxes associated with prior periods of $0.6 million. These increased expenses were partially offset by lower bad debt expense.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $11.8 million, to $14.5 million for 2002 compared to $2.7 million for 2001. This increase resulted from higher amortization expense related to the acquisition of Prenate in August 2001, Furadantin in December 2001, and Sular in March 2002 as well as increased depreciation expense for new furniture, computer equipment and leasehold improvements at our corporate headquarters which we moved into in April 2002.

        Research and Development Expense.    Research and development expense decreased $0.7 million to $1.1 million for 2002 compared to $1.8 million for 2001. Research and development expenses were primarily related to the Robinul line extension development project.

        Interest Expense.    Interest expense increased to $4.2 million for the year ended December 31, 2002. This increase was a result of the amortization of deferred financing costs and other interest expenses associated with the credit facility obtained on March 5, 2002 to finance the acquisition of Sular.

        As a result of SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" results for 2002 have been reclassified to state what was previously reported as an extraordinary loss on debt extinguishment of $0.9 million net of taxes. To make this reclassification, interest expense for 2002 has been increased by $1.4 million and the income tax provision was decreased by $0.5 million.

        Interest Income.    Interest income was $0.5 million for 2002 compared to $1.9 million for 2001. The decrease in interest income was primarily the result of the reduced amount of cash invested as we used the cash proceeds from our 2001 offering for the Prenate, Furadantin, and Sular acquisitions. Most of the cash proceeds from our 2002 offering were used to repay indebtedness outstanding under the credit facility obtained to finance the Sular acquisition in 2002.

        Provision for Income Taxes.    Income taxes were provided for at a rate of 39.0% for 2002 and 2001, respectively.

Liquidity and Capital Resources

        Our liquidity requirements arise from working capital requirements, product development activities, funding of acquisitions and debt service. We have met these cash requirements through cash from operations, borrowings for product acquisitions and the issuance of common stock.

        Our cash and cash equivalents were $33.7 million at December 31, 2003, as compared to $47.4 million at December 31, 2002. Net cash used in operating activities for the year ended December 31, 2003 was $1.6 million. This primarily resulted from the net loss for the year plus decreases in accrued expenses and accounts payable plus an increase in taxes receivable, partially offset by non cash expenses, decreases in inventories, accounts receivable, samples, other prepaid expenses and other assets and an increase in our deferred income tax benefit. Also, in 2003 our tax liability was reduced by $1.7 million due to the exercise of non-qualified stock options by employees.

        We believe that our cash on hand, cash we expect to generate from our operations and availability under our revolving credit facility will be sufficient to fund these working capital requirements, at least for the next twelve months. However, in the event that we make significant acquisitions in the future, we may need to raise additional funds through additional borrowings or the issuance of debt or equity securities, or both. Our purchase of inventory impacts our liquidity. During 2004, we expect to invest cash in the purchase of inventory. Some of our supply agreements contain minimum purchase requirements and we believe we will adhere to those requirements in 2004. We expect we will also experience growth in our accounts receivable as our sales increase.

        Recent regulatory developments affecting our Tanafed line could affect our liquidity requirements. In late 2002, the FDA issued a notice about various cough and cold combination products, which we believe requires us to obtain FDA approval of our Tanafed products before January 1, 2005 in order to be able to thereafter continue to market and sell these products as prescription products. In October 2003, the FDA issued a draft guidance document to address their current approach to handling compliance issues for drugs marketed without FDA approval. We are performing early phase clinical trials that are required for FDA approval regardless of the eventual prescription versus over-the-counter status. Based on the findings of this Phase 1 trial, we will finalize our development strategy and seek a pre-IND meeting with the FDA. We have not yet determined the estimated cost to obtain FDA approval. We may incur significant developmental expenses to obtain FDA approval or may begin marketing Tanafed products as non-prescription products, which could have a material adverse effect on net revenues and profit margins for the Tanafed product line. We also have other development projects underway including line extensions for our currently marketed products. These expenses are discretionary and will be funded by existing cash and cash generated from operations.

        Net cash used in investing activities for the year ended December 31, 2003 was $11.8 million, compared to $185.2 million for the year ended December 31, 2002. Net cash used in investing activities in 2003 resulted primarily from the purchase of marketable securities. In addition, we purchased $1.8 million of property and equipment in 2003. Our business strategy includes the acquisition or licensing of pharmaceutical products that we believe represent attractive growth opportunities for us in the future. While we are not currently a party to any such agreements, we regularly evaluate acquisition opportunities. Subject to our liquidity and capital resources at any particular time, we may incur commitments in the future to acquire or license pharmaceutical products.

        Net cash used in financing activities for the year ended December 31, 2003 was $0.6 million, compared to cash provided by financing activities of $151.8 million for the year ended December 31, 2002. We repurchased $3.0 million worth of our common stock under our share repurchase program. We also incurred $0.2 million of capitalized financing costs in association with our $20.0 million revolving credit facility. These uses of cash were offset by net proceeds from the issuance of common stock of $2.7 million. These shares were issued primarily as a result of option exercises.

        On February 11, 2003, we entered into a Credit Agreement for a $20 million senior secured revolving credit facility with various lenders and LaSalle Bank National Association, as Administrative Agent. Subject to the satisfaction of certain borrowing base requirements, we may from time-to-time borrow monies under the revolving facility for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of our assets. Borrowings bear interest at our option at the base rate in effect from time to time plus an applicable margin or the Eurodollar rate, plus an applicable margin. The applicable margin will vary dependent upon our leverage ratio in effect from time-to-time. As of February 19, 2004, we had no borrowings outstanding under this facility. The revolving facility matures on February 11, 2006. Fees payable under the revolving facility include a one-time commitment fee of 0.685% of the stated amount of the facility, an unused commitment fee based on funds committed but not borrowed under the revolving facility at rates which vary dependent upon our leverage ratio in effect from time-to-time and letter of credit fees equal to 0.25% per annum of the face amount of letters of credit issued and outstanding under the revolving facility. The revolving facility may be prepaid from time-to-time or terminated at our discretion without penalty.

        The revolving loan contains various restrictive covenants, including covenants relative to maintaining financial ratios and earnings levels, limitations on acquisitions, dispositions, mergers and capital expenditures, limitations on incurring additional indebtedness and a prohibition on payment of dividends and certain issuances of our capital stock. As of March 31, 2003 and June 30, 2003, we were not in compliance with certain financial covenants of the Credit Agreement. Effective August 11, 2003, we entered into an amendment to the Credit Agreement and obtained a waiver for the covenant violations and extended the maturity date of the facility to August 11, 2006.

Contractual Obligations

	Payment due by period
Contractual Obligations
	Total	2004	2005-2006	2007-2008	Thereafter
Operating Lease Obligations	$9,784,000	3,173,000	5,025,000	1,355,000	231,000
Purchase Obligations	40,575,000	13,475,000	14,462,000	7,107,000	5,531,000
Other Contractual Obligations	1,090,000	1,090,000	—	—	—

Total	$51,449,000	17,738,000	19,487,000	8,462,000	5,762,000

        Inventory purchase obligations are based on the unit contractual obligations at the unit cost as of December 31, 2003. Unit prices are subject to increase upon notification by the supplier in the event of increased costs incurred by the supplier.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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

  •
  Product returns. In the pharmaceutical industry, customers are normally granted the right to return product for a refund if the product has not been used prior to its expiration date, which is typically two to three years from the date of manufacture. Our return policy allows product returns for products within an eighteen-month window from six months prior to the expiration date and up to twelve months after the expiration date. Our return policy conforms to industry standard practices. We believe that we have sufficient data to estimate future returns over the revised time period at the time of sale. Management is required to estimate the level of sales which will ultimately be returned pursuant to our return policy, and record a related reserve at the time of sale. These amounts are deducted from our gross sales to determine our net revenues. Our estimates take into consideration historical returns of a given product, product specific information provided by our customers and information obtained regarding the levels of inventory being held by our customers, as well as overall purchasing patterns by our customers. Management periodically reviews the reserves established for returns and adjusts them based on actual experience. If we over or under estimate the level of sales which will ultimately be returned, there may be a material impact to our financial statements.

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

  •
  Intangible assets. When we acquire the rights to manufacture and sell a product, we record the aggregate purchase price, along with the value of the product related liabilities that we assume, as intangible assets. We use the assistance of valuation experts to help us allocate the purchase price to the fair value of the various intangible assets that we have acquired. Then, we must estimate the economic useful life of each of these intangible assets in order to amortize their cost as an expense in our statement of operations over the estimated economic useful life of the related asset. The factors that drive the actual economic useful life of a pharmaceutical product are inherently uncertain, and include patent protection, physician loyalty and prescribing patterns, competition by products prescribed for similar indications, future introductions of competing products not yet FDA approved, the impact of promotional efforts and many other issues. We use all of these factors in initially estimating the economic useful lives of our products, and we also continuously monitor these factors for indications of appropriate revisions.

            In assessing the recoverability of its intangible assets, we must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, we must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. We review intangible assets for impairment at least annually and whenever events or changes in circumstances, indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances may include but are not limited to, lack of promotional sensitivity, the introduction of competitive products and changes in government regulations. If we determine that an intangible asset is impaired, a non-cash impairment charge would be recognized. If we should incur an impairment loss, there may be a material impact to the financial statements.

            On March 6, 2002, we acquired certain U.S. rights relating to Sular for an aggregate purchase price of $184.3 million. With the assistance of valuation experts, we allocated the purchase price to the fair value of the various intangible assets which we acquired as part of such transaction. In addition, we assigned useful lives to those intangible assets acquired which are not deemed to have an indefinite life. Intangible assets are amortized on a straight line basis over their respective useful lives. The intangible assets recorded in connection with the acquisition of Sular are being amortized over periods ranging from five to twenty years with a weighted average amortization period of nineteen years. In light of or experience over the last year in promoting Sular, we carefully evaluated the useful lives assigned to the intangible assets acquired in the Sular acquisition and whether or not any impairment of any such assets was indicated. Our best estimate is that the useful lives assigned to the Sular intangible assets remain appropriate. Our estimate of such useful lives is subject to significant risks and uncertainties. Among these risks and uncertainties is our ability to develop one or more new versions of the product, obtain approval from the FDA to market and sell such newly developed product and procure patent protection for that product before the expiration of the last to expire of the existing patents related to Sular in 2008. SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" states that an impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The undiscounted future cash flows of Sular as estimated by us over the remaining useful life of the product exceed the carrying amount of the Sular asset and therefore the carrying amount is estimated to be recoverable. However, the amount recorded as intangible assets on First Horizon's balance sheet for the Sular assets may be more or less than the fair value of such assets. Determining the fair value of the Sular intangible asset is inherently uncertain, and may be dependent in significant part on the success of our revised plans to promote Sular.

  •
  Income Taxes.    Income taxes are provided for under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit or if future deductibility is uncertain.

            Developing the provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. Our judgments and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our income tax liabilities in our consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on our consolidated financial condition and results of operations.

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

Recent Accounting Pronouncements

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Retirements for Guarantees, including Indirect Guarantees of Indebtedness of Other." FIN 45 elaborates on disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN No. 45 are effective for all financial statements of periods ending after December 15, 2002. For the year ended December 31, 2003, First Horizon was not a guarantor on any debt instruments and had no debt outstanding at the end of the period.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosure in both annual and interim financial statements. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. First Horizon did not adopt the fair value method of valuing stock options, however, the adoption of the disclosure provisions of SFAS No. 148 did not have a material impact on the First Horizon's financial condition or results of operations.

        In January 2003, the FASB issued FIN No. 46 "Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51". FIN No. 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. The underlying principle behind FIN No. 46 is that if a business enterprise has the majority financial interest in an entity, which is defined in FIN No. 46 as a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. In December 2003, the FASB issued Revised FIN No. 46 to clarify certain aspects of FIN No. 46 including the determination of who is the primary beneficiary of a variable interest entity. The

Revised FIN No. 46 postponed the effective date as to when companies are required to apply the provisions of FIN No. 46 prospectively for all variable interest entities in existence prior to January 31, 2003 until the first financial reporting period that ends after March 15, 2004. However, for entities that are considered to be special purpose entities, the effective date of FIN No. 46 is financial reporting periods after December 15, 2003. The adoption of the provisions of FIN No. 46 did not have a material effect on our financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement is effective for contracts entered into or modified after June 30, 2003 and its adoption did not have a material impact on First Horizon's financial condition or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of concerns over implementation and measurement issues, the FASB unanimously decided on October 29, 2003 to defer the application of SFAS No. 150 to certain non-controlling interests of limited-life entities that are consolidated in the financial statements. The adoption of SFAS No. 150 did not have a material impact on First Horizon's financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Our operating results and cash flows are subject to fluctuations from changes in foreign currency exchange rates and interest rates. Our purchases of Nitrolingual under our agreement with Pohl-Boskamp and our purchases of Sular product inventory from Bayer are made in Euros. We may eliminate risks from foreign currency fluctuations after the time of shipment of product by entering into forward contracts for these purchases of inventory at the time of product shipments. In addition, sales of Cognex in Europe are recognized in Euros. While the effect of foreign currency translations has not been material to our results of operations to date, currency translations on export sales or import purchases could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies.

        In connection with borrowings incurred under the senior secured revolving credit facility arranged by LaSalle Bank, N.A., we could experience market risk with respect to changes in the general level of the interest rates and its effect upon our interest expense. Borrowings under this facility bear interest at variable rates. Because such rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, our present exposure to interest rate fluctuations is primarily dependent on rate changes that may occur while borrowings under the senior secured credit facility are outstanding. As of February 19, 2004 there was no debt outstanding under this facility.

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

        Forward-looking statements can be identified by the use of forward-looking words such as "believes," "expects," "hopes," "may," "will," "plan," "intends," "estimates," "could," "should," "would," "continue," "seeks," "pro forma," "reasonably likely" or "anticipates," or other similar words (including their use in the negative), or by discussions of future matters such as the development of new products, technology enhancements, possible changes in legislation and other statements that are not historical. These statements include but are not limited to statements under the captions "Description of Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as all other sections in this Annual Report.

        Such statements include, but are not limited to the following: (i) our ability to acquire or license products, (ii) our ability to develop new formulations, use new delivery methods and seek regulatory approval for new indications of existing drugs, (iii) our ability to acquire other businesses, (iv) our ability to grow and obtain future financing, (v) our ability to increase sales by promoting our products to physicians, (vi) our ability to develop proprietary products and line extensions, (vii) our belief that Sular is promotion sensitive, (viii) our belief that the 60-dose bottle of Nitrolingual Pumpspray will benefit patients who have mild angina and whose episodes are occasional, (ix) our ability to develop a line extension to Robinul for excessive salivation and our ability to receive FDA approval for it, (x) our ability to contract with third parties to formulate, develop and manufacture materials for clinical trials and to perform scale-up work, (xi) our ability to locate and engage a development partner to assist us with our migraine project, (xii) the expected impact of seasonality as we acquire or license products, (xiii) our ability to locate a new supplier of the active ingredient for Cognex, (xiv) our ability to obtain regulatory approval for our migraine development, (xv) the expected cost of development for our products under development, (xvi) that patents or contractual rights may provide us with competitive advantages, (xvii) our ability to obtain or enforce patent or similar protections, (xviii) our ability to increase Sular prescriptions, (xix) our ability to manage the inventory level of our products and the reliability of data supplied by our wholesaler customers in connection with our inventory management controls, (xx) our ability to obtain FDA approval of our Tanafed products by 2005, if required, (xxi) our ability to compensate for revenue declines in non-promoted products by acquiring new products and increasing sales of existing actively promoted products, (xxii) our belief that the 60-dose bottle of Nitrolingual Pumpspray will provide an excellent companion product to the 200-dose bottle, (xxiii) our ability to sucessfully implement our operating plan and business strategy, (xxiv) our ability to defend and enforce intellectual property rights, (xxv) that our cash on hand, cash we expect to generate from our operations and availability under our revolving credit facility will be sufficient to fund our working capital requirements for at least the next twelve months, (xxvi) the effect of critical accounting policies on our results of operations and liquidity and (xxvii) the impact of recent accounting pronouncements on our financial condition or results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We carried out an evaluation under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of First Horizon's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures provide reasonable assurance as of the end of the period for which the report is being filed that (i) information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        We are committed to a continuing process of identifying, evaluating and implementing improvements to the effectiveness of our disclosure and internal controls and procedures. Our management, including our President and Chief Executive Officer and Chief Financial Officer, does not expect that our controls and procedures will prevent all errors. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within First Horizon have been or will be detected.

        There has not been any change in our internal controls over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        This information is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Stockholders under the headings "Proposal 1—Election of Class B Directors," and "Proposal 1—Directors and Executive Officers" in our Proxy Statement for our 2004 Annual Meeting of Stockholders or in a subsequent amendment to this Report. Information regarding compliance by our directors and executive officers and owners of more than 10% of First Horizon's common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth in and incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Stockholders under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" or in a subsequent amendment to this Report.

ITEM 11. EXECUTIVE COMPENSATION

        This information is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Stockholders under the heading "Executive Compensation" or in a subsequent amendment to this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        This information is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management" or in a subsequent amendment to this Report. See also Part II, Item 5 "Equity Compensation Plan Information" of this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        This information is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Stockholders under the heading "Certain Relationships and Related Transactions" or in a subsequent amendment to this Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        This information is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Stockholders under the heading "Independent Accountant Matters" or in a subsequent amendment to this Report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  Documents filed as a part of this report:

Exhibit Number		Description
3.1(1)	—	Restated Certificate of Incorporation of the Registrant, as amended
3.2(2)	—	Amended and Restated Bylaws of the Registrant
3.3*	—	Amendment to the Amended and Restated Bylaws of the Registrant
4.1(4)	—	Form of Stock Certificate
4.2(7)	—	Shareholder Protection Rights Agreement
10.1(6)	—	1997 Non-Qualified Stock Option Plan
10.2(4)	—	2000 Stock Plan
10.3(8)	—	2002 Stock Plan
10.4(4)	—	Form of Nonqualified Stock Option Agreement
10.5(1)	—	Form of Employment Agreement between the Registrant and its Executive Officers
10.6(9)	—	Lease Agreement dated December 31, 2001 between the Registrant and Castle Investment Company, Inc.
10.7(5)	—	Manufacturing and Supply Agreement dated April 23, 1999 between the Registrant and Mikart, Inc.
10.8(5)	—	License Agreement dated January 29, 1999 between the Registrant and American Home Products Corporation
10.9(5)	—	Distribution Agreement dated July 22, 1999 between the Registrant and G. Pohl-Boskamp GmbH & Co.
10.10(4)	—	Form of Indemnity Agreement between the Registrant and its Directors and Executive Officers
10.11(5)	—	Supply Agreement dated April 14, 2000 between the Registrant and Warner-Lambert Company
10.12(10)	—	Supply Agreement dated May 3, 2001 between Sanofi-Synthelabo, Inc. and Banner Pharmacaps Inc.
10.13(10)	—	Manufacturing and Supply Agreement dated October 1, 1999 between Sanofi-Synthelabo, Inc. and Patheon, Inc.
10.14(11)	—	Manufacturing and Supply Agreement dated January 21, 2001 between the Registrant and Mikart, Inc.
10.15(12)	—	Supply Agreement dated December 21, 2002 between the Registrant and Dura Pharmaceuticals, Inc.
10.16(13)	—	Asset Purchase Agreement dated February 12, 2002 between the Registrant and AstraZeneca UK Limited
10.17(13)	—	Distributorship Agreement dated December 12, 2001 between the Registrant and Bayer AG
10.18(9)	—	Trademark Purchase and Assignment Agreement dated December 13, 2001 by and between the Registrant and Bayer Aktiengellschaft
10.19(9)	—	First Amendment to Asset Purchase Agreement dated January 17, 2002 between the Registrant and Sanofi-Synthelabo Inc.
10.20(14)	—	Exclusive License Agreement dated June 27, 2002 between the Registrant and Jame Fine Chemicals Inc.
10.21(1)	—	Nonexclusive Sublicense Agreement dated June 27, 2002 between the Registrant and Jame Fine Chemicals Inc.
10.22(14)	—	Exclusive Distribution Agreement dated June 27, 2002 between the Registrant and Unisource, Inc.

10.23(15)	—	Separation Agreement and Release of All Claims dated March 5, 2003 between the Registrant and Balaji Venkataraman
10.24(15)	—	Separation Agreement and Release of All Claims dated March 5, 2003 between the Registrant and Christopher Offen
10.25(2)	—	Separation Agreement and Full Release of All Claims dated May 19, 2003 between the Registrant and Mahendra G. Shah
10.26(2)	—	2003 Nonqualified Stock Option Plan
10.27(17)	—	Amendment to Exclusive Distribution Agreement dated July 9, 2003, between the Registrant and Unisource, Inc.
10.28(17)	—	First Amendment to Supply Agreement dated as of January 1, 2003 between the Registrant and Banner Pharmacaps Inc.
10.29(16)	—	Amended and Restated Employment Agreement dated September 17, 2003 between the Registrant and Patrick Fourteau
10.30(16)	—	Amended and Restated Employment Agreement dated September 17, 2003 between the Registrant and Darrell Borne
10.31(16)	—	Employment Agreement dated September 25, 2003 between the Registrant and Brent Dixon
10.32*+	—	Inventory Management Agreement dated June 10, 2003 by and between the Registrant and McKesson Corporation
10.33*+	—	Inventory Management Agreement dated February 5, 2003 by and between the Registrant and Cardinal Health
10.34*+	—	Inventory Management Agreement dated June 16, 2003 by and between the Registrant and AmerisourceBergen Drug Corporation
10.35(18)*	—	Credit Agreement dated February 11, 2003 among the Registrant, the Lenders party thereto from time to time, LaSalle Bank National Association, as Administrative Agent
10.36*	—	First Amendment dated March 3, 2003 to Credit Agreement dated February 11, 2003 among the Registrant, LaSalle Bank National Association, as Administrative Agent, and Lenders signatory thereto
10.37*	—	Second Amendment and waiver dated August 11, 2003 to Credit Agreement dated February 11, 2003 among the Registrant, LaSalle Bank National Association, as Administrative Agent, and Lenders signatory thereto
21.1*	—	Subsidiaries of the Registrant
23.1*	—	Consent of Deloitte & Touche LLP
23.2*	—	Notice Regarding Consent of Arthur Andersen LLP
31.1*	—	Certification of Chief Executive Officer and President
31.2*	—	Certification of Chief Financial Officer
32.1*	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

+
The Registrant has requested confidential treatment of portions of this exhibit pursuant to Rule 24(b)-2 of the Securities Exchange Act of 1934.

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

(2)
Incorporated by reference from the Registrant's Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 000-30123).

(3)
Incorporated by reference from the Registrant's Form 10-Q for the quarter ended June 30, 2002 (Commission File No. 000-30123).

(4)
Incorporated by reference from the Registrant's Form S-1 (Commission File No. 333-30764).

(5)
Incorporated by reference from the Registrant's Form S-1 (Commission File No. 333-30764). Confidential treatment was granted for certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended.

(6)
Incorporated by reference from the Registrant's Form S-8 (Commission File No. 333-40856).

(7)
Incorporated by reference from the Registrant's Form 8-A12G filed on July 16, 2002 (Commission File No. 000-30123).

(8)
Incorporated by reference from the Registrant's Proxy Statement for its May 24, 2002 Annual Meeting.

(9)
Incorporated by reference from the Registrant's Form S-1 (Commission File No. 333-83698).

(10)
Incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30, 2001 (Commission File No. 000-30123). The Registrant has requested confidential treatment of portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

(11)
Incorporated by reference from the Registrant's Form 8-K filed on December 13, 2001 (Commission File No. 000-30123). The Registrant has requested confidential treatment of portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

(12)
Incorporated by reference from the Registrant's Form 8-K filed on January 7, 2002 (Commission File No. 000-30123). The Registrant has requested confidential treatment of portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

(13)
Incorporated by reference from the Registrant's Form S-1 (Commission File No. 333-83698). The Registrant has requested confidential treatment for certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended.

(14)
Incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 000-30123). Confidential treatment was granted for portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

(15)
Incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 000-30123).

(16)
Incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30, 2003 (Commission File No. 000-30123).

(17)
Incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30, 2003 (Commission File No. 000-30123). The Registrant has requested confidential treatment for portions of this exhibit pursuant to Rule 24(b)-2 of the Securities Exchange Act of 1934.

(18)
Originally filed under Exhibit 4 on Form 8-K filed on February 25, 2003.

  (b)
  Reports on Form 8-K.

          None

SIGNATURES

        Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST HORIZON PHARMACEUTICAL CORPORATION
March 1, 2004	By:	/s/ PATRICK P. FOURTEAU Patrick P. Fourteau Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

Signature	Title	Date

/s/ PATRICK P. FOURTEAU Patrick P. Fourteau	Chief Executive Officer and President (principal executive officer)	March 1, 2004
/s/ DARRELL BORNE Darrell Borne	Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	March 1, 2004
/s/ JOHN N. KAPOOR, PH.D. John N. Kapoor, Ph.D.	Chairman of the Board	March 1, 2004
/s/ JON S. SAXE Jon S. Saxe	Director	March 1, 2004
/s/ PIERRE LAPALME Pierre Lapalme	Director	March 1, 2004
/s/ JERRY N. ELLIS Jerry N. Ellis	Director	March 1, 2004
/s/ PATRICK J. ZENNER Patrick J. Zenner	Director	March 1, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
First Horizon Pharmaceutical Corporation

We have audited the accompanying consolidated balance sheets of First Horizon Pharmaceutical Corporation (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2002 and 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 12, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2002 and 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 1, 2004

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

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 12, 2002

FIRST HORIZON PHARMACEUTICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARES DATA)

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$47,409	$33,722
Marketable securities	—	9,996
Accounts receivable, net of allowance for doubtful accounts and discounts of $767 and $546 at December 31, 2002 and December 31, 2003, respectively	15,904	15,759
Inventories	17,444	11,188
Samples and other prepaid expenses	3,413	2,392
Income taxes receivable	—	4,839
Current deferred tax assets	6,647	3,005

Total current assets	90,817	80,901

Property and equipment, net	1,607	2,830
Other assets:
Intangibles, net	260,441	240,356
Deferred tax assets	—	333
Other	67	733

Total other assets	260,508	241,422

Total assets	$352,932	$325,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Account payable	$9,603	$5,661
Accrued expenses	36,260	13,210

Total current liabilities	45,863	18,871

Long-term liabilities:
Deferred tax liabilities	1,221	—
Other long-term liabilities	165	505

Total liabilities	47,249	19,376

COMMITMENTS AND CONTINGENCIES (NOTE 11 and 13)
Stockholders' equity:
Preferred stock, 1,000,000 shares authorized and none outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,436,629 and 35,595,442 shares issued and outstanding at December 31, 2002 and December 31, 2003, respectively	35	36
Additional paid-in capital	287,306	288,666
Deferred compensation	(207)	—
Retained earnings	18,499	16,761
Accumulated other comprehensive income	50	314

Total stockholders' equity	305,683	305,777

Total liabilities and stockholders' equity	$352,932	$325,153

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2001	2002	2003
Net revenues	$69,290	$115,178	$95,305
Operating costs and expenses:
Cost of revenues	10,354	23,967	17,734
Selling, general and administrative expense	38,689	61,843	57,822
Depreciation and amortization	2,724	14,471	16,489
Impairment charge	—	—	4,152
Research and development expense	1,819	1,096	2,085

Total operating costs and expenses	53,586	101,377	98,282

Operating income (loss)	15,704	13,801	(2,977)
Other income (expense):
Interest expense	(4)	(4,179)	(194)
Interest income	1,874	492	393
Other	4	(7)	(3)

Total other income (expense)	1,874	(3,694)	196

Income (loss) before provision for income taxes	17,578	10,107	(2,781)
(Provision) benefit for income taxes	(6,855)	(3,941)	1,043

Net income (loss)	$10,723	$6,166	$(1,738)

Other comprehensive income, net of taxes	—	50	264

Comprehensive income (loss)	$10,723	$6,216	$(1,474)

Net income (loss) per common share:
Basic earnings (loss) per common share	$0.44	$0.19	$(0.05)

Diluted earnings (loss) per common share	$0.41	$0.18	$(0.05)

Weighted average common shares outstanding:
Basic	24,474	32,930	35,092

Diluted	25,845	33,749	35,092

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock					Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Deferred Compensation	Accumulated (Deficit) Earnings
	Shares	Amount					Total
BALANCE, December 31, 2000	12,972,900	$13	$37,792	$(843)	$1,610	$—	$38,572
Stock options exercised	453,628	—	645	—	—	—	645
Net proceeds from the sale of shares	4,604,266	5	83,679	—	—	—	83,684
Three-for-two common stock split	9,015,397	9	(9)	—	—	—	—
Stock options exercised post stock split	573,468	1	335	—	—	—	336
Employee stock purchase plan	6,343	—	109	—	—	—	109
Tax benefit from nonqualified stock option exercises	—	—	8,922	—	—	—	8,922
Deferred compensation	—	—	87	286	—	—	373
Net income	—	—	—	—	10,723	—	10,723

BALANCE, December 31, 2001	27,626,002	28	131,560	(557)	12,333	—	143,364
Stock options exercised	332,485	—	1,689	—	—	—	1,689
Net proceeds from the sale of shares	7,475,000	7	153,075	—	—	—	153,082
Employee stock purchase plan	19,542	—	194	—	—	—	194
Shares repurchased and retired	(16,400)	—	(76)	—	—	—	(76)
Tax benefit from nonqualified stock option exercises	—	—	864	—	—	—	864
Deferred compensation	—	—	—	350	—	—	350
Net income	—	—	—	—	6,166	—	6,166
Foreign currency translation	—	—	—	—	—	50	50

BALANCE, December 31, 2002	35,436,629	35	287,306	(207)	18,499	50	305,683
Stock options exercised	1,093,007	1	2,552	—	—	—	2,553
Employee stock purchase plan	35,031	—	115	—	—	—	115
Shares repurchased and retired	(969,225)	—	(3,004)	—	—	—	(3,004)
Tax benefit from nonqualified stock option exercises	—	—	1,697	—	—	—	1,697
Deferred compensation	—	—	—	207	—	—	207
Net loss	—	—	—	—	(1,738)	—	(1,738)
Foreign currency translation	—	—	—	—	—	257	264
Unrealized gain on marketable securities	—	—	—	—	—	7	—

BALANCE, December 31, 2003	35,595,442	$36	$288,666	$—	$16,761	$314	$305,777

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net (loss) income	$10,723	$6,166	$(1,738)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,724	14,471	16,489
Impairment charge	—	—	4,152
Non-cash interest expense	—	3,082	77
Deferred income tax benefit	(1,838)	(2,873)	2,084
Non-cash compensation expense	373	350	207
Loss on disposal of property and equipment	—	102	12
Reduction in taxes payable—stock option exercises	8,922	864	1,697
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(5,534)	(3,660)	145
Inventories	(1,813)	(7,358)	6,256
Samples, other prepaid expenses and other assets	98	(2,180)	573
Income taxes receivable	(1,674)	1,674	(4,839)
Accounts payable	2,725	5,063	(3,942)
Accrued expenses and other	9,341	11,612	(22,760)

Net cash (used in) provided by operating activities	24,047	27,313	(1,587)
Cash flows from investing activities:
Purchase of products	(69,179)	(183,879)	—
Purchase of property and equipment	(191)	(1,340)	(1,791)
Purchase of marketable securities	—	—	(9,985)

Net cash used in investing activities	(69,370)	(185,219)	(11,776)
Cash flows from financing activities:
Capitalized financing costs incurred	—	(3,082)	(245)
Principal payments on long-term debt	(221)	(137,000)	—
Proceeds from long-term debt	—	137,000	—
Net proceeds from issuance of common stock	84,774	154,965	2,668
Repurchase of common stock	—	(76)	(3,004)

Net cash (used in) provided by financing activities	84,553	151,807	(581)

Effects of foreign currency exchange rates on cash	—	50	257
Net change in cash and cash equivalents	39,230	(6,049)	(13,687)
Cash and cash equivalents, beginning of period	14,228	53,458	47,409

Cash and cash equivalents, end of period	$53,458	$47,409	$33,722

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

        Reclassifications.    Certain prior period balances have been reclassified to conform to the current year presentation.

        Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

        Revenue Recognition.    Revenue is recognized when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable, and are shown net of sales adjustments for discounts, rebates to customers, returns and other adjustments, which are provided in the same period that the related sales are recorded.

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

        Royalties.    The Company pays royalties on the sale of certain products. These costs are included in selling, general and administrative expenses in the accompanying statements of operations. Total royalties were $3.4 million, $3.8 million, and $3.6 million for the years ending December 31, 2001, 2002 and 2003, respectively.

        Research and Development.    Research and development expenses consist primarily of costs incurred to develop formulations, engage contract research organizations to conduct clinical studies, test products under development and engage medical and regulatory consultants. The Company expenses all research and development costs as incurred. Research and development costs were $1.8 million, $1.1 million and $2.1 million for the years ended December 31, 2001, 2002 and 2003, respectively.

        Cash and Cash Equivalents.    The Company considers only those investments that are highly liquid, and readily convertible to cash with an original maturity of three months or less to be cash equivalents.

        Financial Instruments.    The Company classifies its existing marketable securities as available-for-sale. These securities are carried at fair market value based on current market quotes, with unrealized gains and losses reported in stockholders equity as a component of other comprehensive income. Gains or losses on securities sold are based on the specific identification method. The Company's policy is to only invest in high-grade corporate bonds, government agencies and municipalities. The Company reviews its investment portfolio as deemed necessary and, where appropriate, adjusts individual securities for other-than-temporary impairments. The Company does not hold securities for speculative or trading purposes.

        The Company's carrying value of other financial instruments approximates fair value due to the short maturity of those instruments.

        Concentration of Credit Risk.    The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors and retail pharmacy chains throughout the U.S. The Company is required to estimate the level of accounts receivable which ultimately will not be paid. The Company calculates this estimate based on prior experience supplemented by a periodic customer specific review when needed. Historically, the Company has not experienced significant credit losses on its accounts. The Company's three largest customers accounted for approximately 73% and 65% of accounts receivable at December 31, 2002 and 2003, respectively.

        The mix of sales of the Company's products changes as products are added. On a combined basis, products with sales greater than 10% of the Company's sales comprised approximately 66%, 85%, and 86% of total sales in 2001, 2002 and 2003, respectively.

        The following table presents a summary of sales to significant customers as a percentage of the Company's total revenues:

Customer	2001	2002	2003
McKesson Corporation	22%	23%	29%
Cardinal Health, Inc (including Bindley Western)	40	23	22
AmerisourceBergen Corporation	20	31	18

        The Company's international sales represent less than 1% of sales for the periods presented.

        Segment Reporting.    The Company operates in a single segment, the sale and marketing of prescription products.

        Inventories.    Inventories consist of purchased pharmaceutical products and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method, and market is considered to be net realizable value. Inventories consist of finished product and bulk product awaiting processing and packaging into finished product. Inventories at December 31, 2002 and 2003 consisted of (in thousands):

	2002	2003
Bulk product	$7,543	$6,050
Finished product	9,901	5,138

	$17,444	$11,188

        Samples.    Samples primarily consist of product samples used in the sales and marketing efforts of the Company's products. Samples are expensed upon distribution as a selling expense. Sample inventories at December 31, 2002 and 2003 were $2.3 million and $0.8 million, respectively.

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

        Depreciation is provided for on the straight-line basis over the estimated useful lives of the assets as follows:

Office equipment	5 to 10 years
Furniture and fixtures	5 to 10 years
Computer hardware and software	3 to 5 years
Leasehold improvements	useful life of asset or term of lease

        The components of property and equipment at December 31, 2002 and 2003 are as follows (in thousands):

	2002	2003
Office equipment	$95	$100
Furniture and fixtures	421	430
Computer hardware and software	1,052	2,783
Leasehold improvements	679	679

	2,247	3,992
Less accumulated depreciation	(640)	(1,162)

Property and equipment, net	$1,607	$2,830

        Depreciation expense related to property and equipment for the years ended December 31, 2001, 2002 and 2003 was $284,000, $341,000 and $556,000, respectively.

        In the event that facts and circumstances indicate that the carrying amounts of property and equipment may be impaired, an evaluation of recoverability is performed using the estimated future undiscounted cash flows associated with the asset compared to the asset's carrying amount to determine if a write-down is required, pursuant to the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and its related interpretations. Any impairment loss is measured as the difference between the carrying amount and the fair value of the impaired asset. The Company believes there are no impaired assets as of December 31, 2003.

        Intangible Assets.    Intangible assets, which include license rights, tradenames, managed care contracts and distribution, manufacturing and supply agreements, are stated at cost, net of accumulated amortization. These costs are capitalized and amortized on a straight-line basis over the estimated periods benefited by the asset (1 to 20 years). Amortization of such assets, excluding distribution, manufacturing and supply agreements, is included in depreciation and amortization expense in the accompanying statements of operations. Amortization expense for the years ended December 31, 2001, 2002 and 2003 totaled $2.6 million, $14.1 million and $15.9 million, respectively. Included in the $2.6 million of amortization expense in 2001 is $118,000 of amortization of upfront fees paid to secure distribution, manufacturing and supply agreements in connection with two product acquisitions in 2001. This amortization expense is included in the cost of revenues. These distribution, manufacturing and supply agreements are discussed in more detail in Notes 9 and 11.

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

        The Company believes there are no other intangible asset impairments and there were no other asset write-downs as of December 31, 2003.

        Shipping and Handling.    Costs related to freight-out are included in selling, general and administrative expense and totaled $157,000, $315,000 and $328,000 for the years ended December 31, 2001, 2002 and 2003, respectively. The Company does not bill customers for freight costs.

        Income Taxes.    Income taxes are provided for under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit or if future deductibility is uncertain.

        Developing the provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. Our judgments and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our income tax liabilities in our consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on our consolidated financial condition and results of operations.

        Advertising Costs.    The Company charges the costs of advertising to expense as incurred. Advertising expenses were $2.9 million, $5.2 million and $7.3 million for the years ended December 31, 2001, 2002 and 2003, respectively.

        Foreign Currency Exposure.    Certain of the Company's product purchases and sales are denominated in foreign currencies. Gains or losses on foreign currency transactions are included in income as incurred. The Company enters into short term forward foreign exchange contracts in relation to certain purchases of two of its products. These forward contracts are not designated as hedging instruments and as such any change in fair value while open is recognized currently in income. This gain or loss offsets the transaction gain or loss on the underlying foreign denominated payables. Foreign denominated payables, receivables and open exchange contracts as of December 31, 2002 and 2003 were insignificant.

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

        Stock Options.    At December 31, 2002, the Company had four stock-based employee compensation plans, which are described more fully in Note 7. The Company applies Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock options issued to employees. Accordingly, the Company records compensation expense for any stock option grants with exercise prices lower than fair value, recognized ratably over the vesting period. The Company has recognized compensation expense related to stock option grants of $373,000, $350,000 and $207,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

        Had compensation costs for the Company's options been determined using the Black Scholes option-pricing models prescribed by SFAS No. 123, "Accounting for Stock Based Compensation," the Company's pro forma net income (loss) per common share would have been reported as follows (in thousands, except per share amounts):

	2001	2002	2003
Net income (loss):
As reported	$10,723	$6,166	$(1,738)
Add: Stock based compensation expense recorded	373	350	207
Deduct: Total stock-based employee compensation expense determined under fair value based for all awards, net of related tax effects	(1,322)	(2,932)	(1,784)

Pro forma	9,774	3,584	(3,315)
Net income (loss) per common share—basic:
As reported	0.44	0.19	(0.05)
Pro forma	0.40	0.11	(0.09)
Net income (loss) per common share—diluted:
As reported	0.41	0.18	(0.05)
Pro forma	0.38	0.11	(0.09)

        The weighted average fair value of options granted during 2001, 2002 and 2003 is estimated at $11.98, $16.82 and $5.37 per share, respectively. The value of options is estimated on the date of the grant using the following weighted average assumptions:

	2001	2002	2003
Risk-free interest rate	4.10%	4.36%	2.96%
Expected dividend yield	—	—	—
Expected lives	4 years	4 years	5 years
Expected volatility	59.0%	105.9%	134.2%

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

        Below is the calculation of basic and diluted net income per common share (in thousands, except per share data):

	Year Ended December 31,
	2001	2002	2003
Net income (loss)	$10,723	$6,166	$(1,738)

Weighted average common shares outstanding—basic	24,474	32,930	35,092
Dilutive effect of stock options	1,371	819	—

Weighted average common shares outstanding—diluted	25,845	33,749	35,092

Basic net income (loss) per share	$0.44	$0.19	$(0.05)

Diluted net income (loss) per share	$0.41	$0.18	$(0.05)

        The number of outstanding options, which are excluded from the above calculation as their impact would be anti-dilutive, are 692,650; 1,747,441 and 3,831,980 for the years ended December 31, 2001, 2002 and 2003, respectively.

        Foreign Currency Translation.    Assets and liabilities for non-U.S. subsidiaries are translated from local currencies to U.S. dollars using exchange rates at the end of the period. Results of operations for non-U.S. subsidiaries are translated using average exchange rates for the period. Adjustments resulting from the translation process are reported in a separate component of stockholders' equity and are not included in the determination of the results of operations.

        Supplemental Cash Flow Disclosures.    Supplemental cash flow information for the years ended December 31, 2001, 2002 and 2003 was as follows (in thousands):

	2001	2002	2003
Cash paid for taxes	$2,163	$1,482	$4,856
Cash paid for interest	$7	$1,098	$114

New Accounting Pronouncements

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Retirements for Guarantees, including Indirect Guarantees of Indebtedness of Other." FIN 45 elaborates on disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN No. 45 are effective for all financial statements of periods ending after December 15, 2002. For the year ended December 31, 2003, the Company was not a guarantor on any debt instruments and had no debt outstanding at the end of the period.

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

        In January 2003, the FASB issued FIN No. 46 "Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51". FIN No. 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. The underlying principle behind FIN No. 46 is that if a business enterprise has the majority financial interest in an entity, which is defined in FIN No. 46 as a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. In December 2003, the FASB issued Revised FIN No. 46 to clarify certain aspects of FIN No. 46 including the determination of who is the primary beneficiary of a variable interest entity. The Revised FIN No. 46 postponed the effective date as to when companies are required to apply the provisions of FIN No. 46 prospectively for all variable interest entities in existence prior to January 31, 2003 until the first financial reporting period that ends after March 15, 2004. However, for entities that are considered to be special purpose entities, the effective date of FIN No. 46 is financial reporting periods after December 15, 2003. The adoption of the provisions of FIN No. 46 did not have a material effect on our financial position or results of operations.

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

        In March 2002, the Company entered into a six-month $152 million senior secured credit facility with a syndicate of banks arranged through Deutsche Bank Alex. Brown. The facility consisted of a $127 million term loan and a $25 million revolving loan. For the Sular acquisition, as discussed in Note 9, the Company borrowed $127 million of the term loan and $10 million of the revolving loan. Borrowings under the term loan accrued interest at the Company's option of the base rate in effect from time to time plus an applicable margin or the Eurodollar rate, plus an applicable margin and matured six months from the closing date of the Sular transaction. As a condition of this facility, the Company's existing revolving loan agreement was terminated. In April 2002, both the term loan and the revolving loan were repaid in full with the proceeds from the Company's follow-on offering, as discussed in Note 6. In July, 2002, the Company terminated the credit facility. For the year ended December 31, 2002, total interest paid under this credit facility was $1.1 million.

        On February 11, 2003, the Company entered into a Credit Agreement for a $20.0 million senior secured revolving credit facility with various lenders and LaSalle Bank National Association, as Administrative Agent. The Credit Agreement was amended effective August 11, 2003. Borrowings may be used for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company's assets. Borrowings bear interest at the Company's option at the base rate in effect from time to time plus an applicable margin or the Eurodollar rate, plus an applicable margin. The applicable margin will vary dependent upon the Company's leverage ratio in effect from time to time. The revolving facility matures on August 11, 2006. The revolving loan contains various covenants, including covenants relative to maintaining financial ratios and earnings levels, limitations on acquisitions, dispositions, mergers and capital expenditures, limitations on incurring additional indebtedness and a prohibition on payment of dividends and certain issuances of our capital stock. As of December 31, 2003, the Company was in compliance with all financial covenants of the Credit Agreement, as amended. As of December 31, 2003, there was no outstanding balance on the Credit Agreement. For the year ended December 31, 2003, there were no borrowings or repayments under the Credit Agreement.

3. MARKETABLE SECURITIES

        All available-for-sale securities are considered current, as the Company intends to use them for current operating and investing purposes. There were no realized gains or losses in 2003. At December 31, 2003, the Company had net realized gains from marketable securities of $7,000, net of tax, recorded in other comprehensive income.

        The carrying amount of available-for-sale securities and their approximate fair values at December 31, 2003 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal agency obligations	$5,062	$10	$—	$5,072
Corporate bonds	4,923	4	(3)	4,924

Total	$9,985	$14	$(3)	$9,996

4. LONG-TERM DEBT

        The Company had no other debt at December 31, 2002 or December 31, 2003.

5. ACCRUED EXPENSES

        Accrued expenses consist of the following (in thousands):

	2002	2003
Employee compensation and benefits	$2,125	$1,830
Product returns	12,216	3,813
Sales deductions	10,671	4,287
Accrued royalties	892	546
Assumed liabilities—product acquisitions	3,665	824
Income taxes payable	4,266	—
Other	2,425	1,910

	$36,260	$13,210

6. STOCKHOLDERS' EQUITY

        In May 2001, the Company completed a follow-on offering of 6,900,000 shares of common stock at a price of $12.87 per share. The Company received net proceeds of $83.6 million from the offering after deducting offering expenses. The proceeds were used to finance product acquisitions and for general corporate purposes.

        In April 2002, the Company completed a follow-on offering of 7,475,000 shares of common stock at a price of $21.75 per share. The Company received net proceeds of $152.6 million after the exercise of the over allotment option and after deducting offering expenses. Proceeds from the offering were used to repay debt incurred under the Company's credit facility and the balance of the proceeds were used for other general corporate purposes.

        In May 2002, the Company and shareholders amended the Certificate of Incorporation to increase the number of authorized shares of common stock to 100,000,000.

        In July 2002, the Company announced a share buyback program. This program allowed for the repurchase of up to $8 million in common stock until July 2003. Through December 31, 2002 the Company repurchased 16,400 shares that have been retired. This program authorized the repurchase of up to $8.0 million in common stock until July 5, 2003.

        Through July 5, 2003, the Company repurchased 823,400 shares of its common stock at an aggregate cost of approximately $2.1 million. On August 25, 2003, the Company authorized the repurchase of up to an additional $7.9 million of common stock and extended the repurchase program to August 31, 2004. In September 2003, the Company repurchased 162,225 shares of common stock at an aggregate cost of approximately $1.0 million. Through December 31, 2003, the Company had repurchased a total of 985,625 shares of common stock at an aggregate cost of approximately $3.1 million. These shares were retired.

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

        The Company issued 35,031, 19,542 and 12,742 shares of common stock under its employee stock purchase plan during 2003, 2002 and 2001, respectively.

        Under the Company's Restated Certificate of Incorporation the Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company, which could have a depressive effect on the market price of the common stock. The Company has no present plan to issue any shares of preferred stock. As of December 31, 2002 and December 31, 2003 there were no shares of preferred stock outstanding.

7. STOCK OPTIONS

        Pursuant to the Company's 1997 Non-Qualified Stock Option Plan (the "1997 Plan"), the Board of Directors approved the issuance of options to purchase shares of common stock of the Company to various employees. Under the plan, 6,000,000 shares of common stock were reserved for issuance. Vesting periods range from immediate to four years, and options granted generally expire seven years from the date of grant. All options also include accelerated vesting provisions in the event of a change in control, as defined in the plan. In 2000, the Company terminated the 1997 Plan and no additional grants of stock options will be made under the 1997 Plan. At December 31, 2003, 97,305 options remained issued and outstanding under the 1997 Plan.

        On February 14, 2000, the Board of Directors and stockholders approved the 2000 Stock Plan (the "2000 Plan"). This plan provides for the granting of incentive stock options, nonqualified stock options, stock awards or stock bonuses, and sales of stock. The 2000 Plan provides for the grants of these options and other awards to officers, directors, full- and part-time employees, advisors and consultants. Only employees may receive incentive stock options. The Company has reserved 3,000,000 shares of common stock for issuance under the 2000 Plan. The Company's compensation committee administers the 2000

Plan and has the sole authority to determine the meaning and application of the terms of the plan and all grant agreements, the persons to whom option or stock grants are made, the nature and amount of option or stock grants, the price to be paid upon exercise of each option, the period within which options may be exercised, the restrictions on stock awards, and the other terms and conditions of awards. All options granted under the 2000 Plan include accelerated vesting provisions in the event of a change in control, as defined in the plan. The 2000 Plan will terminate in February 2010. In May 2002, the 2000 plan was terminated and no additional options will be granted or awarded under this plan. At December 31, 2003, 1,078,624 options remained issued and outstanding under the 2000 plan.

        On May 24, 2002, the Board of Directors and stockholders approved the 2002 Stock Plan (the "2002 Plan"). This plan provides for the granting of incentive stock options, nonqualified stock options, stock awards or stock bonuses, and sales of stock. The 2002 Plan provides for the grants of these options and other awards to officers, directors, full and part-time employees, advisors and consultants. Only full-time employees may receive incentive stock options. The aggregate number of shares available under the 2002 plan shall be seven percent of the outstanding shares of common stock on the last day of the preceding fiscal year less any options already granted under the 2002 plan up to a maximum of 3,000,000 shares. The Company's compensation committee administers the 2002 Plan and has the sole authority to determine the meaning and application of the terms of the plan and all grant agreements, the persons to whom option or stock grants are made, the nature and amount of option or stock grants, the price to be paid upon exercise of each option, the period within which options may be exercised, the restrictions on stock awards, and the other terms and conditions of awards. All options granted under the 2002 Plan include accelerated vesting provisions in the event of a change in control, as defined in the plan. The 2002 Plan will terminate in May 2012. At December 31, 2003, 1,903,001 options were issued and outstanding under the 2002 plan. For fiscal year 2004, there are 303,906 options available for issue under the 2002 plan.

        On June 12, 2003, the Board of Directors approved the 2003 Nonqualified Stock Option Plan (the "2003 Plan"). This plan provides for the granting of nonqualified stock options and stock awards or stock bonuses. The 2003 Plan provides for the grants of these options and other awards to full and part-time non-executive employees. The aggregate number of shares available under the 2003 plan shall be 1,200,000 shares. The Company's compensation committee administers the 2003 Plan and has the sole authority to determine the meaning and application of the terms of the plan and all grant agreements, the persons to whom option or stock grants are made, the nature and amount of option or stock grants, the price to be paid upon exercise of each option, the period within which options may be exercised, the restrictions on stock awards, and the other terms and conditions of awards. All options granted under the 2003 Plan include accelerated vesting provisions in the event of a change in control, as defined in the plan. The 2003 Plan will terminate in June 2013. At December 31, 2003, 753,050 options were issued and outstanding under the 2003 plan. For fiscal year 2004, there are 439,950 options available for issue under the 2003 plan.

        The Company has granted stock options to officers, directors, and employees as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price
Outstanding at December 31, 2000	3,047,006	$2.09

Granted	1,505,674	19.36
Canceled	(314,694)	7.53
Exercised	(1,253,910)	0.79

Outstanding at December 31, 2001	2,984,076	10.78

Granted	758,350	16.82
Canceled	(199,147)	15.05
Exercised	(327,237)	13.43

Outstanding at December 31, 2002	3,216,042	12.34

Granted	2,977,725	6.09
Canceled	(1,268,780)	14.19
Exercised	(1,093,007)	2.29

Outstanding at December 31, 2003	3,831,980	$9.65

        The following table sets forth the range of exercise prices, number of shares, weighted average exercise price, and remaining contractual lives by similar price and grant date at December 31, 2003.

	Outstanding			Exercisable
Range of Exercise Price	Outstanding at December 31, 2003	Weighted Average Remaining Life	Weighted Average Price	Exercisable at December 2003	Weighted Average Price
$ 0.42-$2.88	445,020	6.0 years	$2.25	71,792	$1.21
3.04-4.89	1,182,356	7.7 years	3.72	323,553	3.93
5.08-8.08	409,970	7.7 years	6.14	123,519	5.67
10.47-12.00	845,050	7.2 years	11.22	20,656	12.00
12.93-19.86	330,699	7.1 years	15.18	253,698	15.05
20.28-29.20	618,885	7.9 years	23.58	390,629	23.89

Total	3,831,980			1,183,847

        Upon the exercise of outstanding options, the Company became entitled to a tax effected benefit of $0.9 million and $1.7 million in 2002 and 2003, respectively, which is equal to the number of options multiplied by the difference between the market price of the options as of the date of exercise and the exercise price for the options, adjusted for the impact of tax rates. The impact of the benefit has been credited to additional paid-in capital.

        The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock options issued to employees. Accordingly, the Company records compensation expense for any stock option grants with exercise prices lower than fair value, recognized ratably over the vesting period. The Company has recognized compensation expense related to stock option grants of $373,000, $350,000 and $207,000 in 2001, 2002 and 2003, respectively.

        All options granted in 2001, 2002 and 2003 have been granted at exercise prices equal to fair market value at the date of grant.

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

8. INCOME TAXES

        The income tax provision (benefit) for 2001, 2002 and 2003 consisted of the following (in thousands):

	2001	2002	2003
Current	$8,693	$6,814	$(3,127)
Deferred	(1,838)	(2,873)	2,084

	$6,855	$3,941	$(1,043)

        A reconciliation of the statutory rate to the effective rate as recognized in the statements of operations is as follows:

	2001	2002	2003
Federal statutory rate	34.0%	34.0%	34.5%
State income tax, net of federal benefit	3.9	2.3	3.3
Non-deductible expenses and other	1.1	2.6	(0.3)

	39.0%	38.9%	37.5%

        Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of the Company's net deferred tax assets as of December 31, 2002 and 2003 are as follows (in thousands):

	2002	2003
Deferred tax assets:
Accrued returns	$4,413	$1,350
Accrued liabilities and reserves	731	1,492
Deferred compensation	583	191
Accrued commission	286	—
Other assets	1,295	482
Charitable contributions carryforward	—	2,464

	$7,308	$5,979

Deferred tax liabilities:
Intangibles	$1,818	$1,577
Other liabilities	64	150

	1,882	1,727

Valuation allowance	—	914

Net deferred tax assets	$5,426	$3,338

        For any deferred tax assets where the Company determines that it is more likely than not that a deferred tax asset would not be recovered, the Company records a valuation allowance. For the year ended December 31, 2003, the Company recorded a valuation allowance of $863,000 related to charitable contributions carried forward, as well as $51,000 related to foreign net loss carry forwards. For the year ended December 31, 2002, there was no valuation allowance recorded.

9. ACQUISITIONS AND INTANGIBLE ASSETS

        On January 29, 1999, the Company acquired exclusive rights in the U.S. to Robinul and Robinul Forte tablets from American Home Products Corporation ("AHP") for $4.0 million in cash with an additional $1.8 million financed by the seller. Pursuant to the acquisition, the Company also assumed liabilities of $193,000 for returns of products shipped by the seller prior to the acquisition date. The Company has recorded the total purchase price for this acquisition including the liabilities assumed to the licensing rights within intangible assets in its financial statements. The licensing rights are being amortized over an estimated economic life of 20 years. The Company agreed to pay royalties on net sales as long as the Company sells the product.

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

        In December 2003, the Company reviewed the estimated assumed liability for sales returns for Ponstel. This review is performed by the Company on a periodic basis and is done for all acquisitions. From this review, the Company determined that the established reserves for Ponstel were in excess of the currently expected returns. As a result of the revised estimate, the Company reduced the liability and increased net revenues by $0.1 million in December 2003.

        In June 2003, the Company reviewed the estimated assumed liability for sales returns for the Cognex products. This review is performed by the Company on a periodic basis and is done for all acquisitions. From this review, the Company determined that the established reserves for Cognex were in excess of the currently expected returns. As a result of the revised estimate, the Company reduced the liability and increased net revenues by $0.6 million in June 2003.

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

        In June 2003, the Company reviewed the estimated assumed liability for sales returns for the Prenate products. This review is performed by the Company on a periodic basis and is done for all acquisitions. From this review, the Company determined that the established reserves for the Prenate products were in excess of the currently expected returns. As a result of the revised estimate, the Company reduced the liability and increased net revenues by $0.4 million in June 2003.

        On December 21, 2001, the Company acquired from Dura Pharmaceuticals Inc., an affiliate of Elan Pharmaceuticals PLC ("Elan"), the U.S. rights to Furadantin, a prescription drug used for the treatment of urinary tract infections in children, for $15.8 million in cash plus acquisition costs of approximately $200,000 and the assumption of liabilities of $324,000 for the return of product shipped by Elan prior to the acquisition date returned after December 31, 2002. The purchase price was allocated among the fair value of the intangible assets acquired and liabilities assumed and is being amortized over a weighted average amortization period of 17 years. The purchase agreement includes all assets related to Furadantin, including the new drug application ("NDA") and the trademark. The license rights and tradename are being amortized over 20 years. Additionally, the Company purchased the outstanding inventory of Furadantin for $252,000. The Company has also entered into a transitional supply agreement with Elan Pharmaceuticals whereby they will supply the Company with Furadantin until May 2003. The supply agreement is being amortized over its useful life of 17 months. The preliminary purchase price allocation was as follows (in thousands):

License rights	$15,804
Tradename	320
Supply agreement	200

Total	16,324
Accumulated amortization	(29)

Intangibles, net	$16,295

        For the year ended December 31, 2001, aggregate amortization expense related to the Furadantin acquisition was $29,000 related to the period from the purchase date to year-end.

        In December 2003, the Company reviewed the estimated assumed liability for sales returns for Furadantin. This review is performed by the Company on a periodic basis and is done for all acquisitions. From this review, the Company determined that the established reserves for Furadantin were in excess of the currently expected returns. As a result of the revised estimate, the Company reduced the liability and increased net revenues by $50,000 in December 2003.

        The unaudited pro forma summary below presents certain financial information as if the Prenate and Furadantin acquisitions had occurred as of January 1, 2001. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisitions been made on the first day of the respective years of acquisition. Additionally, these pro forma results are not indicative of future results (in thousands, except per share data):

For the Year Ended 2001
Net revenues	$84,645

Net income	$11,743

Diluted net income per share	$0.45

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

        The following table reflects the components of all intangible assets as of December 31, 2003 (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Average Life
Licensing rights	$244,415	$(30,439)	$213,976	20 years
Tradenames	11,060	(1,186)	9,874	20 years
Contracts	8,300	(3,172)	5,128	5 years
Supply/Distribution Agreements	11,490	(2,821)	8,669	1 to 10 years
Other intangibles	3,082	(373)	2,709	20 years

Total	$278,347	$(37,991)	$240,356	19 years

        For the year ended December 31, 2003, amortization expense related to intangible assets was $15.9 million. Amortization is calculated on a straight-line basis over the estimated useful life of the intangible asset. Estimated annual amortization expense for each of the 5 succeeding fiscal years is as follows (in thousands):

Year ending December 31,
2004	$15,686
2005	15,486
2006	15,382
2007	14,077
2008	13,826

10. RECLASSIFICATIONS

        Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. As a result of SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," results for the year ended December 31 2002 have been reclassified to state what was previously reported as an extraordinary loss on debt extinguishment of $0.9 million net of taxes. To make this reclassification, interest expense for the year ended December 31, 2002 has been increased by $1.4 million and the provision for income taxes was decreased by $0.5 million.

11. LICENSE AGREEMENTS AND PRODUCT RIGHTS

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

        On October 31, 1998, the Company entered into an agreement with Inpharmakon Corporation in which the Company acquired rights to the proprietary information for a migraine product for which the Company plans to conduct clinical studies and submit a new drug application. The agreement expires on October 31, 2008, but the Company may renew it indefinitely after expiration. If the Company does not obtain regulatory approval of the drug within a specified time after filing for such approval and thereafter commence and continue to aggressively market and sell the product, Inpharmakon may terminate the agreement. In the event that Inpharmakon terminates the agreement for failure to achieve these milestones, Inpharmakon may purchase rights to develop the drug. The Company must also pay up to an additional $550,000 in non-refundable fees to Inpharmakon at various developmental milestones through and including regulatory approval of the product, and, in the event of commercial sales of the product, the Company must pay royalties at rates which management believes are within industry customary ranges. If the Company elects to sell the business opportunity to a third party, the Company must share the proceeds of the sale with Inpharmakon. On May 3, 2000, the Company amended the terms of the agreement with Inpharmakon. Under the amended terms, the Company paid Inpharmakon $200,000 on June 15, 2000. In addition, a $200,000 milestone payment was paid to Inpharmakon in December 2001. No payments were made to Inpharmakon in 2003 or 2002.

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

        On March 25, 1999, the Company acquired the rights from Penwest Pharmaceuticals Co. ("Penwest") to use Penwest's TIMERx controlled-release technology to develop FHCP 01 pursuant to a product development agreement. In November 2002, the Company entered into an amended and restated product development agreement with Penwest. Under the Penwest agreements, the Company has the right to manufacture, use and sell the developed migraine product in North America for a period extending 15 years from the date a new drug application is issued for the product, as well as license certain Penwest patents. Under these agreements, the Company is required to pay Penwest up to an aggregate of approximately $2.6 million of non-refundable fees upon achieving specified milestones through the first anniversary of the first commercial sale of the product following the regulatory approval and royalties upon any sales of the migraine product at rates the Company believes are within industry customary ranges. Penwest was able to terminate the product development agreement in the event the Company failed to timely achieve designated performance milestones within prescribed time periods including the completion of clinical trials by April 2002, applying for FDA approval of the product within six months after completing clinical trials and commercially launching the product within two months after obtaining FDA approval. Penwest was also able to terminate the product development agreement if the Company failed to either sell specified minimum quantities of the product each year after approval of the product or pay the applicable royalty to Penwest as if the Company had sold such minimum quantity. The Company did not complete clinical trials of the migraine product by April 2002, however, in November 2002, the Company entered into an amended and restated product development agreement with Penwest under which Penwest agreed to waive this provision. During 2002, the Company paid Penwest $427,000, which is included in research and development expense in the accompanying statements of operations. No payments were made during 2003.

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

        In December 2000, the Company signed an agreement with West-ward Pharmaceuticals to manufacture Ponstel. This agreement expires in April 2005 subject to automatic annual renewals. The Company must purchase all of its requirements for Ponstel from West-ward and is subject to minimum purchase requirements. The Company must pay West-ward a price for Ponstel based on a multiple of West-ward's direct cost of goods sold in the manufacture and supply of the product. In addition, the Company must pay West-ward milestone payments, as long as no generics have been introduced, upon certain anniversary dates of FDA approval of the manufacture of Ponstel by West-ward. The Company filed a site transfer application with the FDA and received approval in February 2004.

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

        For the Prenate product line, under the terms of the asset purchase agreement, the Company was assigned a contract between Sanofi and Patheon Inc. to manufacture the product line. The term of the agreement is for 5 years from October 1, 1999 subject to automatic one-year renewals. The Company also assumed a supply and packaging agreement with Banner Pharmacaps Inc. ("Banner") and Sanofi for the supply and packaging of the products. The agreement with Banner is for a term of 5 years subject to two-year renewals. Under the terms of the supply agreement with Banner, as amended, the Company will pay Banner a royalty on net sales. The Sanofi packaging agreement is for a term of 3 years subject to a 3 year renewal.

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

        The Company relies on third-party suppliers to produce its products. The supplier for two products and the suppliers for components of two other products hold patents relating to their respective products. Due to the patent restrictions, the supply of these three products, whose sales comprised 50.1%, 56.3% and 59.7% of the Company's sales in 2001, 2002, and 2003, respectively, are exclusively available through these suppliers.

12. RETIREMENT PLAN

        In 1996, the Company began a qualified defined contribution 401(k) plan, which provides benefits to substantially all employees. The annual contribution, if any, to the trust is at the discretion of the Board of Directors of the Company. Employer contributions to the plan for the years ended December 31, 2001, 2002 and 2003 were $184,000, $332,000 and $499,000, respectively.

13. COMMITMENTS AND CONTINGENCIES

        In December 2001, the Company entered into a lease agreement for a new facility. In April 2002, the Company moved into this facility. This new facility is leased under a non-cancelable operating lease that expires in May 2009. The lease for the previous facility was terminated in June 2002 and the Company has no further obligations related to this lease. The total rent expense for the Company was $531,000, $429,000 and $619,000 for the years ended December 31, 2001, 2002, and 2003 respectively. The rent expense for 2001 included a charge of $304,000 for the remaining lease obligation under the Company's non-cancelable lease at that time.

        The Company leases vehicles for certain employees under non-cancelable lease agreements expiring in 2006. The total vehicle lease expense under the lease agreements for the years ended December 31, 2001, 2002 and 2003 was $1.9 million, $2.3 million and $1.8 million, respectively.

        The Company leases computers for certain employees under non-cancelable lease agreements expiring in 2005. The total computer lease expense under the lease agreements for the years ended December 31, 2001, 2002 and 2003 was $0, $0 and $156,000, respectively.

        The total minimum future commitments under leases for years succeeding December 31, 2003 is as follows (in thousands):

Period ending December 31,
2004	$3,173
2005	3,020
2006	2,005
2007	670
2008	685
Thereafter	231

Total	$9,784

        The Company has employment contracts with certain executives, which provide for certain levels of severance in the event of termination without cause or for certain change of control events, as defined.

        A lawsuit was filed in the U.S. District Court for the Northern District of Georgia on August 22, 2002 (which has been consolidated with two subsequent lawsuits based upon substantially the same allegations) against the Company, all members of the Company's Board of Directors, certain former and current officers, and the Company's underwriters for its public offering completed on April 24, 2002. The consolidated lawsuit is seeking to be certified as a class action lawsuit, but has not yet been granted that status. The consolidated amended complaint generally alleges that the Company issued a series of materially false and misleading statements to the market in connection with the Company's public offering on April 24, 2002 and thereafter relating to alleged "channel stuffing" activities. The amended complaint asserts that Defendants violated Sections 11 and 12(a)(2) of the Securities Act of 1933. The amended complaint further alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The amended complaint also alleges controlling person liability on behalf of certain of the Company's officers under Section 15 of the Securities Act and Section 20 of the Securities Exchange Act.

        Plaintiffs in this consolidated class action lawsuit seek unspecified compensatory damages in an amount to be proven at trial. The Company denies the claims made in the lawsuit and intends to vigorously defend against these claims. All Defendants have filed motions to dismiss these claims, which currently are pending before the Court. Due to the inherent uncertainties involved in litigation, the Company is unable to predict the outcome of this litigation and an adverse result could have a material adverse effect on the Company's financial position and results of operations.

        The Company is also involved with other various routine legal proceedings incident to the ordinary course of business. None of these proceedings are expected to have a material adverse effect on the consolidated financial statements.

14. RELATED-PARTY TRANSACTIONS

        The Company purchases repackaging services from Diversified Healthcare Services, a related party. For the years ended December 31, 2001, 2002 and 2003, the amounts paid for repackaging were approximately $5,000, $47,000 and $0, respectively. The Company ceased to be a related party in 2001.

        The Company pays royalties to a related party for particular products sold. For the years ended December 31, 2001, 2002, and 2003, the amounts paid for royalties were approximately $140,000, $93,000 and $95,000, respectively. The Company ceased to be a related party in 2001.

        During 1998, the Company entered into a collaboration agreement with Inpharmakon Corporation, an affiliate of a director of the Company, under which Inpharmakon will assist the Company in developing their FHPC 01 product. This agreement was amended in May 2000 as discussed in Note 11. The Company paid $200,000, $0 and $0 to Inpharmakon in 2001, 2002 and 2003, respectively. These payments were expensed as a development expense.

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The following table sets forth summary quarterly financial information for the years ended December 31, 2002 and 2003 (in thousands):

2002 by Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$27,120	$26,006	$27,106	$34,946
Gross profit	22,824	21,305	19,681	27,400
Operating income	6,162	127	224	7,288
Net income (loss)	3,037	(1,526)	138	4,517
Earnings (loss) per share:
Basic	$0.11	$(0.05)	$0.00	$0.13
Diluted	$0.11	$(0.05)	$0.00	$0.13
2003 by Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$12,495	$20,958	$24,722	$37,130
Gross profit	8,406	15,021	21,330	32,814
Operating income (loss)	(13,617)	(9,418)	5,334	14,724
Net income (loss)	(8,679)	(6,104)	3,440	9,605
Earnings (loss) per share:
Basic	$(0.25)	$(018)	$0.10	$0.27
Diluted	$(0.25)	$(0.18)	$0.10	$0.27

16. SUBSEQUENT EVENT

        As of the filing of its 10-K Annual Report, the Company is considering issuing up to $150,000,000 of Contingent Convertible Senior Subordinated Notes, due 2024 in a private placement. If such transaction occurs, it is expected to be completed in the first quarter of 2004.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
First Horizon Pharmaceutical Corporation

We have audited the accompanying consolidated financial statements of First Horizon Pharmaceutical Corporation (a Delaware corporation) and subsidiaries (the "Company") as of and for the years ended December 31, 2002 and 2003 and have issued our report thereon dated March 1, 2004; such report is included elsewhere in this Form 10-K. Our audits also included the 2002 and 2003 financial statement schedules of the Company, listed in Item 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on the 2001 consolidated financial statements in their report dated February 12, 2002. Those auditors also audited the 2001 financial statement schedule listed in Item 15, and their report dated February 12, 2002 expressed an unqualified opinion on that financial statement schedule.

In our opinion, such 2002 and 2003 financial statement schedules, when considered in relation to the basic 2002 and 2003 consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 1, 2004

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

Atlanta, Georgia
February 12, 2002

SCHEDULE II

FIRST HORIZON PHARMACEUTICAL CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
(IN THOUSANDS)

Classification		Balance of Beginning of Year	Charged to Costs and Expenses	Deductions	Balance End of Year
2001	Allowance for doubtful accounts and discounts	284	1,064	(261)	1,087
	Allowance for product returns	825	3,167	(618)	3,374
	Allowance for sales deductions	1,814	10,174	(6,351)	5,637
2002	Allowance for doubtful accounts and discounts	1,087	1,185	(1,505)	767
	Allowance for product returns	3,374	16,047	(7,205)	12,216
	Allowance for product rebates	3,866	12,269	(7,765)	8,370
	Allowance for sales deductions	1,771	10,415	(9,885)	2,301
2003	Allowance for doubtful accounts and discounts	767	3,034	(3,255)	546
	Allowance for product returns	12,216	5,694	(14,097)	3,813
	Allowance for product rebates	8,370	9,280	(14,477)	3,173
	Allowance for sales deductions	2,301	6,425	(7,612)	1,114

S-1

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
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K