Form 10-Q
period 2004-03-31
FIRST HORIZON PHARMACEUTICAL CORP
filed 2004-05-10
CIK 1106773

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[MARK ONE]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of April 30, 2004, there were 35,906,297 shares of the Registrant's Common Stock outstanding.

FIRST HORIZON PHARMACEUTICAL CORPORATION
FORM 10-Q
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HORIZON PHARMACEUTICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited) March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$157,499	$33,722
Marketable securities	47,533	9,996
Accounts receivable, net of allowance for doubtful accounts, discounts and contractual adjustments of $400 and $546 at March 31, 2004 and December 31, 2003, respectively	11,287	15,681
Inventories	9,038	11,188
Income taxes receivable	2,778	4,839
Current deferred tax assets	2,712	3,005
Other current assets	5,448	2,470

Total current assets	236,295	80,901
Property and equipment, net	2,900	2,830
Other assets:
Intangibles, net	236,475	240,356
Other assets	5,079	733
Deferred tax assets	72	333

Total other assets	241,626	241,422
Total assets	$480,821	$325,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,571	$5,661
Accrued expenses	11,457	13,210

Total current liabilities	16,028	18,871
Long-term liabilities:
Convertible debt	150,000	—
Other long-term liabilities	461	505

Total liabilities	166,489	19,376
Stockholders' equity:
Preferred stock, 1,000,000 shares authorized and none outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,883,408 and 35,595,442 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	36	36
Additional paid-in capital	292,191	288,666
Retained earnings	21,808	16,761
Accumulated other comprehensive income	297	314

Total stockholders' equity	314,332	305,777
Total liabilities and stockholders' equity	$480,821	$325,153

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	For The Quarter Ended March 31,
	2004	2003
Net Revenues	$32,018	$12,494
Operating costs and expenses:
Cost of revenues (excluding amortization and depreciation)	5,575	4,172
Selling, general and administrative expense	13,851	16,928
Depreciation and amortization	4,131	4,123
Research and development expense	181	888

Total operating costs and expenses	$23,738	$26,111

Operating income (loss)	8,280	(13,617)

Other (expense) income:
Interest expense	(210)	(11)
Interest income	291	129
Other	12	10

Total other (expense) income	$93	$128

Income (loss) before provision for income taxes	8,373	(13,489)
Benefit (provision) for income taxes	(3,326)	4,810

Net income (loss)	$5,047	$(8,679)
Other comprehensive income (loss)	$(17)	$18

Comprehensive income (loss)	$5,030	$(8,661)

Net income (loss) per common share:
Basic earnings (loss) per common share	$0.14	$(0.25)

Diluted earnings (loss) per common share	$0.14	$(0.25)

Weighted average common shares outstanding:
Basic	35,745	35,274

Diluted	36,846	35,274

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For The Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$5,047	$(8,679)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,131	4,123
Non-cash interest expense	49	—
Deferred income tax benefit	558	(2,047)
Non-cash compensation expense	—	87
Reduction in taxes payable — stock option exercises	405	30
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	4,394	5,933
Inventories	2,150	(562)
Other current assets and other assets	(2,566)	(1,520)
Income taxes receivable	2,061	(3,162)
Accrued expenses and other	(2,100)	821
Accounts payable	(1,090)	(974)

Net cash provided by (used in) operating activities	13,039	(5,950)
Cash flows from investing activities:
Purchase of marketable securities	(37,548)	—
Purchase of property and equipment	(252)	(164)

Net cash used in investing activities	(37,800)	(164)
Cash flows from financing activities:
Capitalized financing costs incurred	(4,572)	(236)
Repurchase of common stock	—	(1,999)
Proceeds from long-term debt	150,000	—
Net proceeds from issuance of common stock	3,120	86

Net cash provided by (used in) financing activities	148,548	(2,149)
Effect of foreign exchange rates on cash	(10)	18
Net change in cash and cash equivalents	123,777	(8,245)
Cash and cash equivalents, beginning of period	33,722	47,409

Cash and cash equivalents, end of period	$157,499	$39,164

Supplemental Cash Flow Information:
Cash paid for taxes	$333	$4,697

Cash paid for interest	$13	$—

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Basis of Presentation

        The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which management considers necessary for fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods. Certain footnote disclosures normally included in financial statements prepared according to accounting principles generally accepted in the United States of America have been condensed or omitted from these interim financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results for the full year. The interim results should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-30123).

2.     New Accounting Pronouncements

        During December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, which supercedes SAB No. 101, Revenue Recognition in Financial Statements. This Bulletin's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. The issuance of this Bulletin did not impact the Company's accounting policy for revenue recognition.

        During December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106. This Statement revises disclosure requirements about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, Employers' Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. In addition, the various elements of pension and other postretirement benefit costs must be disclosed on a quarterly basis. The annual disclosure provisions of SFAS No. 132 (revised 2003) generally are effective for fiscal years ending after December 15, 2003, while the interim disclosure provisions are effective for interim periods beginning after December 15, 2003. The adoption of SFAS No. 132 (revised 2003) did not have a material impact on the Company's financial condition or results of operations.

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

Company's pro forma net income (loss) per common share would have been reported as follows (in thousands except per share data):

	For The Quarter Ended March 31,
	2004	2003
Net income (loss) as reported	$5,047	$(8,679)
Deduct:
Total stock-based employee compensation expense determined under fair value basis for all awards, net of related tax effects	(641)	(153)

Pro forma	$4,406	$(8,832)

Net income (loss) per common share-basic:
As reported	$0.14	$(0.25)
Pro forma	$0.12	$(0.25)
Net income (loss) per common share-diluted:
As reported	$0.14	$(0.25)
Pro-forma	$0.12	$(0.25)

        The weighted average fair value per share of options granted during the three months ended March 31, 2004 and 2003 is estimated at $12.78 and $4.66, respectively. The value of options is estimated on the date of the grant using the following weighted average assumptions:

	2004	2003
Risk-free interest rate	3.02%	2.10%
Expected dividend yield	—	—
Expected lives	5 years	5 years
Expected volatility	129.27%	165.4%

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

5.     Marketable Securities

        The Company classifies its existing marketable securities as available-for-sale. All available-for-sale securities are considered current, as the Company intends to use them for current operating and investing purposes. There were no realized gains or losses in the three months ended March 31, 2004. At March 31, 2004, the Company had total unrealized gains from marketable securities of $0.

        The carrying amount of available-for-sale securities and their approximate fair values at March 31, 2004 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal agency obligations	$22,750	$64	$(68)	$22,746
Corporate bonds	24,783	17	(13)	24,787

Total	$47,533	$81	$(81)	$47,533

6.     Inventories

        Inventories consist of purchased pharmaceutical products and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method, and market is considered to be net realizable value. Inventories consist of finished product and bulk product awaiting processing and packaging into finished product. At March 31, 2004, the Company had an allowance for excess and obsolete inventory of $2.2 million compared to $2.4 million at December 31, 2003. Inventories at March 31, 2004 and December 31, 2003 consisted of (in thousands):

	March 31, 2004	December 31, 2003
Bulk product	$4,539	$6,050
Finished product	4,499	5,138

	$9,038	$11,188

7.     Samples

        Samples primarily consist of product samples used in the sales and marketing efforts of the Company's products. Samples are expensed upon distribution, as a selling expense. Sample inventories at March 31, 2004 and December 31, 2003 were $1.0 million and $0.8 million, respectively and are included in other current assets.

8.     Accrued Expenses

        Accrued expenses at March 31, 2004 and December 31, 2003 consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Employee compensation and benefits	$1,113	$1,830
Product returns	2,370	3,813
Sales deductions	4,250	4,287
Royalties	966	546
Assumed liabilities — product acquisitions	236	824
Other	2,522	1,910

	$11,457	$13,210

9.     Earnings Per Share

        Below is the calculation of basic and diluted net income (loss) per share (in thousands except per share data):

	For The Quarter Ended March 31,
	2004	2003
Net income (loss)	$5,047	$(8,679)
Other comprehensive income (loss)	(17)	18

Comprehensive income (loss)	$5,030	$(8,661)

Weighted average common shares outstanding-basic	35,745	35,274
Diluted effect of Stock Options	1,101	—

Weighted average common shares outstanding-diluted	36,846	35,274

Basic earnings (loss) per common share:	$0.14	$(0.25)

Diluted earnings (loss) per common share:	$0.14	$(0.25)

        For the quarter ended March 31, 2004, there were 703,437 potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive. The convertible debt could also be converted into 6,772,005 shares of common stock in the future, subject to certain contingencies outlined in footnote 15. Because such contingencies were not fulfilled, the convertible debt was not considered in the calculation of diluted income per common share.

10.   Impairment Charge

        In the second quarter of 2003, the Company formulated a new sales and marketing strategy upon the Company hiring Mr. Patrick Fourteau as its President and Chief Operating Officer. This new strategy resulted in the discontinuation of the pursuit of a line extension for Cognex as well as the subsequent plans to promote the product. As part of this new strategy, using market research, the Company updated its forecasts of Cognex sales projections to reflect a cycle life through June 2013, the period of time that the Company expects it will continue to sell the product in the future. As a result, the estimated useful life of Cognex was decreased from a remaining life of 17 years to 10 years, and using the estimated future undiscounted cash flows over the useful life of the product, the intangible asset related to Cognex was not projected to be recoverable.

        The Company contracted with an independent third party valuation company who provided the Company with a fair value of the intangible asset related to Cognex which resulted in an impairment charge of $4.2 million being recorded as of June 30, 2003. The methodologies used by this external firm to determine a fair value for Cognex included a combination of a market approach which used a marketable multiple methodology and a comparable transaction methodology, as well as an income approach using a discounted cash flow methodology.

11.   Intangible Assets

        The following table reflects the components of intangible assets as of March 31, 2004 (in thousands):

	Gross Amount	Accumulated Amortization	Impairment Charge	Net Amount	Weighted Average Life
Licensing rights	$244,483	$(29,307)	$(4,152)	$211,024	20 years
Trade names	11,060	(1,325)	—	9,735	20 years
Contracts	8,300	(3,587)	—	4,713	5 years
Supply/Distribution agreements	11,490	(3,158)	—	8,332	1 to 10 years
Other intangibles	3,082	(411)	—	2,671	20 years

Total	$278,415	$(37,788)	$(4,152)	$236,475	19 years

        For the three months ended March 31, 2004, amortization expense related to the intangible assets was $3.9 million. Amortization is calculated on a straight-line basis over the estimated useful life of the intangible asset. Estimated annual amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal year ended December 31:	Amount
2004	$15,686
2005	$15,486
2006	$15,382
2007	$14,077
2008	$13,826

12.   Segment Reporting

        The Company is engaged solely in the business of marketing and selling prescription pharmaceutical products. Accordingly, the Company's business is classified in a single reportable segment, the sale and marketing of prescription products. Prescription products include a variety of branded pharmaceuticals for the treatment of cardiovascular, obstetrical and gynecological, pediatric and gastroenterological conditions and disorders.

        The following presents revenues for prescription products by area of treatment:

	For The Three Months Ended March 31,
	2004	2003
Cardiovascular	$14,545	$3,941
Women's Health/Pediatrics	13,222	7,033
Non Promoted	4,251	1,520

Net Revenues	$32,018	$12,494

13.   Share Buyback Program

        On July 8, 2002, the Company announced a share buyback program. This program authorized the repurchase of up to $8.0 million in common stock until July 5, 2003. Through July 5, 2003, the Company repurchased 823,400 shares of its common stock at an aggregate cost of approximately $2.1 million. On August 25, 2003, the Company authorized the repurchase of up to an additional $7.9 million of common stock and extended the repurchase program to August 31, 2004. In

September 2003, the Company repurchased an additional 162,225 shares of common stock at an aggregate cost of approximately $1.0 million. Through December 31, 2003, the Company had repurchased a total of 985,625 shares of common stock at an aggregate cost of approximately $3.1 million. These shares were retired. No shares were repurchased during the quarter ended March 31, 2004.

14.   Credit Agreement

        On February 11, 2003, the Company entered into a Credit Agreement for a $20.0 million senior secured revolving credit facility with various lenders and LaSalle Bank National Association, as Administrative Agent. Borrowings may be used for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company's assets. Borrowings bear interest at the Company's option at the base rate in effect from time to time plus an applicable margin or the Eurodollar rate, plus an applicable margin. The applicable margin will vary dependent upon the Company's leverage ratio in effect from time to time. The revolving facility, as amended, matures on August 11, 2006. The revolving loan contains various covenants, including covenants relative to maintaining financial ratios and earnings levels, limitations on acquisitions, dispositions, mergers and capital expenditures, limitations on incurring additional indebtedness and a prohibition on payment of dividends and certain issuances of our capital stock. As of March 31, 2004, the Company was in compliance with all financial covenants of the Credit Agreement. As of March 31, 2004 there was no outstanding balance on the Credit Agreement. For the quarter ended March 31, 2004, there were no borrowings or repayments under the Credit Agreement.

15.   Long-term Debt

        In March 2004, the Company issued a total of $150.0 million of its 1.75% senior subordinated contingent convertible notes due 2024 in transactions that were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act. The notes are due March 8, 2024 and accrued interest is payable semi-annually in arrears on March 8 and September 8 of each year, commencing on September 8, 2004. In addition to the interest on the notes, after March 8, 2007, the Company will also pay contingent interest during specified six-month periods if the average trading price of the notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum. As this contingent interest feature is based on the underlying trading price of the Notes, the contingent interest qualifies as an embedded derivative. As of March 31, 2004, management determined that the fair value of this contingent interest embedded derivative is not material. The net proceeds from this issuance, after deducting offering expenses, were approximately $145.4 million.

        Holders of the notes may initially convert the notes into shares of the Company's common stock at a conversion rate of 45.1467 shares per $1,000 principal amount of the notes, which is equivalent to a conversion price of $22.15 per share, subject to anti-dilution adjustments, before the close of business on March 8, 2024. Holders may convert the notes only under the following circumstances: (1) during any calendar quarter commencing after June 30, 2004, if the closing sales price of the Company's common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) if the notes have been called for redemption; (3) during the five trading day period immediately following any nine consecutive trading day period in which the trading price of the notes per $1,000 principal amount for each day of that period was less than 95% of the product of the closing price of the Company's common stock and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes; or (4) the occurrence of specified corporate transactions.

        The Company has the option to redeem the notes beginning March 13, 2007 at a price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest, including contingent interest, if any.

        The holders of the notes have the option to require the Company to repurchase the notes on March 8 of 2009, 2014 and 2019, and upon a change in control, at a price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest, including contingent interest, if any.

        In connection with the issuance of the notes, on March 25, 2004 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register for resale the 6.8 million shares of the Company's common stock issuable, subject to anti-dilution adjustments, upon conversion of the notes. The registration statement is expected to become effective during the second quarter of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following should be read with the consolidated financial statements and related footnotes and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-30123). The results discussed below are not necessarily indicative of the results to be expected in any future periods. The following discussion contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ from the statements made.

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

Results of Operations

        Net Revenue.    Net revenues for the quarter ended March 31, 2004 increased $19.5 million, or 156%, to $32.0 million, as compared to $12.5 million for the quarter ended March 31, 2003. Net revenues increased for the quarter primarily as a result of a $16.8 million increase in sales of the Company's promoted products and a $2.7 million increase in sales of the Company's non-promoted products. This increase in sales was primarily the result of (1) the increase in total prescriptions of most of our promoted products, and (2) the effort in the first quarter of 2003 to reduce the levels of trade inventories for a majority of the Company's promoted and non-promoted products.

        In late 2002, our wholesaler customers purchased what we believe to be excessive levels of inventory of our products in anticipation of future price increases. This adversely impacted our sales in the first half of 2003. As a result of limiting shipments to wholesalers in the first half of 2003 and thereby attempting to reduce the amount of inventory held by the wholesalers, unit sales decreased 29%, from the first half of 2002 compared to the first half of 2003.

        Prior to developing systems in 2003 to track wholesaler inventory levels, we first learned of the wholesalers increasing the trade levels of inventory in mid-December 2002 upon receiving the IMS Health Pipeline Report which was a report provided by IMS Health Incorporated that provides information on inventory levels held by certain major wholesalers. This Report indicated that wholesaler inventory levels were higher than expected by the Company. This additional inventory was purchased by the wholesalers prior to our January 2003 product price increases, allowing these wholesaler customers to increase the prices they charge their retail customers in the first quarter of 2003, thereby improving their margins for these products. In response, in the second and third quarters of 2003, we entered into inventory management agreements with our three largest wholesale customers to incentivise the wholesaler's to maintain on average one month of inventory. Trade levels of our promoted products were approximately one month at March 31, 2004.

        Net revenues for the three months ended March 31, 2003, also include a decrease of $3.4 million for an accrual for estimated future returns of the Tanafed Suspension and Tanafed DM products which we discontinued in April 2003.

  Product Overview

	Change in total dispensed prescriptions for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003(a)	Change in new dispensed prescriptions for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003(a)
Sular	+5.3%	+10.0%
Nitrolingual(b)	(7.2)%	(8.9)%
Prenate line	(29.0)%	(31.9)%
Tanafed line	(7.4)%	(12.1)%
Robinul line	+6.0%	+3.5%
Ponstel	(13.1)%	(14.5)%

(a)
Source: IMS Health's National Prescription Audit Plus™ data

(b)
We believe that IMS data does not capture prescriptions of Nitrolingual from some of the non-retail channels and prescription trends in the non-retail channel which may have a significant impact on the reported change.

        Net revenues of the promoted Cardiovascular products (namely Sular and Nitrolingual), were approximately $14.5 million for the first quarter of 2004 compared to approximately $3.9 million for the first quarter of 2003. Net revenues of Sular, were approximately $10.7 million for the first quarter of 2004 compared to $2.1 million for the first quarter of 2003. This increase in net revenues was primarily the result of the increase in total prescriptions in the first quarter of 2004 compared to the first quarter of 2003 and the effort to reduce trade levels of Sular held by our wholesaler customers during 2003. Net revenues of Nitrolingual were $3.8 million for the first quarter of 2004 compared to $1.9 million for the first quarter of 2003. This increase was primarily the result of the reduction in trade levels of inventory during 2003.

        Net revenues of the promoted Women's Health/Pediatric products (namely the Prenate line, the Tanafed line, the Robinul line and Ponstel), were approximately $13.2 million for first quarter of 2004 compared to approximately $7.0 million for the first quarter of 2003. This increase was primarily the result of the efforts to reduce the trade levels of inventory during the first quarter of 2003, partially offset by lower revenues of the Prenate line.

        In March 2004, we announced that we were launching Prenate Elite, the next generation of the Prenate line of prenatal vitamins. We began promoting and selling Prenate Elite in April 2004. Net revenues of Prenate GT and Prenate Advance were $2.0 million for the quarter ended March 31, 2004, reflecting the Company's effort to reduce the amount of inventory in the trade in preparation for the launch of Prenate Elite.

        Cost of Revenues.    Cost of revenues for the quarter ended March 31, 2004 were $5.6 million compared to $4.2 million for the quarter ended March 31, 2003. Cost of revenues for the quarters ended March 31, 2004 and March 31, 2003 includes an increase in the allowance for excess and obsolete inventory of $0.4 million and $1.3 million, respectively.

        Gross Margin.    Gross margin for the quarter ended March 31, 2004 was 83% compared to 67% for the quarter ended March 31, 2003. This increase in margin was primarily the result of the $1.3 million increase in the allowance for excess and obsolete inventory incurred the first quarter of 2003 and a change in the product sales mix.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased $3.0 million, or 18%, to $13.9 million for the quarter ended March 31, 2004 compared to $16.9 million for the quarter ended March 31, 2003. Selling related expenses decreased due to lower co-promotion expenses incurred for promotion of our Sular product due to the termination of a co-promotion agreement in the second quarter of 2003, as well as lower selling expense as a result of the Company's revised strategy and operating plan. General and administrative expenses decreased primarily as a result of expenses incurred in the first quarter of 2003 relating to severance for departing executives, as well as lower operating expenses as a result of the Company's revised strategy and operating plan.

        Depreciation and Amortization Expense.    Depreciation and amortization expense was $4.1 million for the quarters ended March 31, 2004 and March 31, 2003.

        Research and Development Expense.    Research and development expense decreased $0.7 million to $0.2 million for the quarter ended March 31, 2004 compared to $0.9 million for the quarter ended March 31, 2003. The decrease in expense is primarily a result of costs associated with manufacturing transfers for the Company's Ponstel, Cognex and Furadantin products incurred in 2003. There was no comparable cost incurred in the first quarter of 2004.

        In late 2002, the FDA issued a notice about various cough and cold combination products, which we believe requires us to obtain FDA approval of our Tanafed products in order to be able to continue to market and sell these products as prescription products. In October 2003, the FDA issued a draft guidance document to address their current approach to handling compliance issues for drugs marketed without FDA approval. We have not yet determined the estimated cost to obtain FDA approval. We are performing early phase clinical trials that are required for FDA approval regardless of the eventual prescription versus over-the-counter status. Based on the findings of the planned Phase 1 trial, we will finalize our development strategy and seek a pre-IND meeting with the FDA. We may incur significant developmental expenses to obtain FDA approval or may begin marketing Tanafed products as non-prescription products, which could have a material adverse effect on net revenues and profit margins for the Tanafed product line.

        Interest Expense.    Interest expense was $0.2 million for the quarter ended March 31, 2004 compared to $0.01 million for the quarter ended March 31, 2003. For the quarter ended March 31, 2003, the Company had no debt outstanding.

        In March 2004, the Company issued a total of $150.0 million of its 1.75% senior subordinated contingent convertible notes due 2024. The notes are due March 8, 2024 and accrued interest is payable semi-annually in arrears on March 8 and September 8 of each year, commencing on September 8, 2004. In addition to the interest on the notes, after March 8, 2007, the Company will also pay contingent interest during specified six-month periods if the average trading price of the Notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum. The net proceeds from this issuance after deducting offering expenses were approximately $145.4 million.

        Holders of the notes may initially convert the notes into shares of the Company's common stock at a conversion rate of 45.1467 shares per $1,000 principal amount of the notes, which is equivalent to a conversion price of $22.15 per share, subject to anti-dilution adjustments, before the close of business on March 8, 2024. Holders may convert the notes only under the following circumstances: (1) during any calendar quarter commencing after June 30, 2004, if the closing sales price of the Company's common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) if the notes have been called for redemption; (3) during the five trading day period immediately following any nine consecutive trading day period in which the trading price of the notes per $1,000 principal amount for each day of that period was less than 95% of the product of the closing price of the Company's common stock and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes; or (4) the occurrence of specified corporate transactions.

        The Company has the option to redeem the notes beginning March 13, 2007 at a price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest, including contingent interest, if any.

        The holders of the notes have the option to require the Company to repurchase the notes on March 8 of 2009, 2014 and 2019, and upon a change in control, at a price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest, including contingent interest, if any.

        Interest Income.    Interest income was $0.3 million for the quarter ended March 31, 2004 compared to $0.1 million for the quarter ended March 31, 2003. The increase in interest income for the quarter ended March 31, 2004 is primarily due to a higher average cash and marketable securities balance.

        Benefit (Provision) for Income Taxes.    Income taxes were provided for at a rate of 39.7% for the quarter ended March 31, 2004 compared to 35.7% for the three months ended March 31, 2003. The increase in the effective rate is due to the change in the ratio of non-deductible expenses to pre-tax income, as well as an increase in the state tax rate as a result of a change in the mix of states were our sales occurred.

Liquidity and Capital Resources

        The Company's liquidity requirements have in the past arisen primarily from debt service, working capital requirements, product development activities and funding of acquisitions. The Company has in the past met these cash requirements through cash from operations, borrowings and the issuance of common stock.

        The Company's cash and cash equivalents were $157.5 million at March 31, 2004. Net cash provided by operating activities for the three months ended March 31, 2004 was $13.0 million. This increase in cash was primarily the result of net income plus the decrease in accounts receivable, non-cash depreciation and amortization expense, and the decrease in inventories and income taxes receivable, partially offset by the increase in other current assets and other assets and the decrease in accrued expenses and accounts payable. Net cash used in operating activities for the three months ended March 31, 2003 was $6.0 million. This use of cash was primarily the result of the net loss and the related tax benefit recorded as a receivable, the increases in other current assets and other assets, and inventories and a decrease in accounts payable, offset by a decrease in accounts receivable, an increase in accrued expenses and other and non-cash depreciation and amortization expense and non-cash compensation expense.

        We believe that our cash on hand, cash we expect to generate from our operations and availability under our revolving credit facility will be sufficient to fund our working capital requirements, at least for the next twelve months. However, in the event that we make significant acquisitions in the future, we may need to raise additional funds through additional borrowings or the issuance of debt or equity securities, or both. Our purchase of inventory impacts our liquidity. During 2004, we expect to invest cash in the purchase of inventory. Some of our supply agreements contain minimum purchase requirements and we believe we will adhere to those requirements in 2004. We expect we will also experience growth in our accounts receivable as our sales increase.

        In late 2002, the FDA issued a notice about various cough and cold combination products, which we believe requires us to obtain FDA approval of our Tanafed products in order to be able to continue to market and sell these products as prescription products. In October 2003, the FDA issued a draft guidance document to address their current approach to handling compliance issues for drugs marketed without FDA approval. We have not yet determined the estimated cost to obtain FDA approval. We are performing early phase clinical trials that are required for FDA approval regardless of the eventual prescription versus over-the-counter status. Based on the findings of the planned Phase 1 trial, we will finalize our development strategy and seek a pre-IND meeting with the FDA. We may incur significant developmental expenses to obtain FDA approval or may begin marketing Tanafed products as non-prescription products, which could have a material adverse effect on net revenues and profit margins for the Tanafed product line.

        Net cash used in investing activities for the three months ended March 31, 2004 was $37.8 million. The use of this cash was for purchases of marketable securities ($37.5 million) and the purchase of equipment ($0.3 million).

        Net cash used in investing activities for the three months ended March 31, 2003 was $0.2 million. The use of this cash was primarily for purchases of software and equipment.

        Net cash provided by financing activities was $148.5 million for the three months ended March 31, 2004. The primary increase in cash was the result of our issuance of $150.0 million 1.75% contingent convertible senior subordinated notes offset by approximately $4.6 million in offering related expenses. We also raised $3.1 million in cash from the sale of stock related to stock option exercises.

        Net cash used in financing activities was $2.1 million for the three months ended March 31, 2003. The primary use of this cash was $2.0 million to repurchase shares of the Company's outstanding stock under its share repurchase program and $0.2 million for fees paid to obtain a new credit facility through LaSalle Bank N.A.

        In March 2004, the Company issued a total of $150.0 million of its 1.75% senior subordinated contingent convertible notes due 2024. The notes are due March 8, 2024 and accrued interest is payable semi-annually in arrears on March 8 and September 8 of each year, commencing on September 8, 2004. In addition to the interest on the notes, after March 8, 2007, we will also pay contingent interest during specified six-month periods if the average trading price of the notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum. The net proceeds from this issuance after deducting offering expenses were approximately $145.4 million.

        Holders of the notes may initially convert the notes into shares of our common stock at a conversion rate of 45.1467 shares per $1,000 principal amount of the notes, which is equivalent to a conversion price of $22.15 per share, subject to anti-dilution adjustments, before the close of business on March 8, 2024. Holders may convert the convertible notes only under the following circumstances: (1) during any calendar quarter commencing after June 30, 2004, if the closing sales price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) if the notes have been called for redemption; (3) during the five trading day period immediately following any nine consecutive trading day period in which the trading price of the notes per $1,000 principal amount for each day of that period was less than 95% of the product of the closing price of our common stock and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes; or (4) the occurrence of specified corporate transactions.

        We have the option to redeem the notes beginning March 13, 2007 at a price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest, including contingent interest, if any.

        The holders of the notes have the option to require us to repurchase the notes on March 8 of 2009, 2014 and 2019, and upon a change in control, at a price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest, including contingent interest, if any.

        On February 11, 2003, we entered into a for a $20 million senior secured revolving credit facility with various lenders and LaSalle Bank National Association, as Administrative Agent. Subject to the satisfaction of certain borrowing base requirements, we may from time-to-time borrow monies under the revolving facility for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of our assets. Borrowings bear interest at our option at the base rate in effect from time to time plus an applicable margin or the Eurodollar rate, plus an applicable margin. The applicable margin will vary dependent upon our leverage ratio in effect from time-to-time. As of April 30, 2004, we had no borrowings outstanding under this facility. The revolving facility, as amended, matures on August 11, 2006. Fees payable under the revolving facility include a one-time commitment fee of 0.685% of the stated amount of the facility, an unused commitment fee based on funds committed but not borrowed under the revolving facility at rates which vary dependent upon our leverage ratio in effect from time-to-time and letter of credit fees equal to 0.25% per annum of the face amount of letters of credit issued and outstanding under the revolving facility. The revolving facility may be prepaid from time-to-time or terminated at our discretion without penalty.

        The revolving loan contains various restrictive covenants, including covenants relative to maintaining financial ratios and earnings levels, limitations on acquisitions, dispositions, mergers and capital expenditures, limitations on incurring additional indebtedness and a prohibition on payment of dividends and certain issuances of our capital stock. As of March 31, 2004, we were in compliance with these financial covenants.

Critical Accounting Policies

        We view our critical accounting policies to be those policies which are very important to the portrayal of our financial condition and results of operations, and require management's most difficult, complex or subjective judgments. The circumstances that make these judgments difficult or complex relate to the need for management to make estimates about the effect of matters that are inherently uncertain. We believe our critical accounting policies are as follows:

  •
  Allowance for doubtful accounts. We are required to estimate the level of accounts receivable recorded on our balance sheet which will ultimately not be paid. Among other things, this assessment requires analysis of the financial strength of our customers on an account-by-account basis, which can be highly subjective, particularly in the recent difficult general economic environment. Our policy is to estimate bad debt expense based on prior experience supplemented by a periodic customer specific review when needed. If we over or under estimate the level of accounts receivable that will not be paid, there may be a material impact on our financial condition.

  •
  Sales deductions. We provide volume rebates, contractual price reductions with drug wholesalers and insurance companies, and certain other sales related deductions on a regular basis. The exact level of these deductions is not always immediately known and thus we must record an estimate at the time of sale. Our estimates are based on historical experience with similar programs, and since we have a relatively small customer base, customer specific historical experience is often useful in determining the estimated level of deductions expected to be refunded to our customers when sales incentives are offered. If we over or under estimate the level of sales deductions, there may be a material impact on our financial condition.

  •
  Product returns. In the pharmaceutical industry, customers are normally granted the right to return product for a refund if the product has not been used prior to its expiration date, which is typically two to three years from the date of manufacture. Our return policy allows product returns for products within an eighteen-month window from six months prior to the expiration date and up to twelve months after the expiration date. Our return policy conforms to industry standard practices. We believe that we have sufficient data to estimate future returns over the revised time period at the time of sale. Management is required to estimate the level of sales which will ultimately be returned pursuant to our return policy, and record a related reserve at the time of sale. These amounts are deducted from our gross sales to determine our net revenues. Our estimates take into consideration historical returns of a given product, product specific information provided by our customers and information obtained regarding the levels of inventory being held by our customers, as well as overall purchasing patterns by our customers. Management periodically reviews the reserves established for returns and adjusts them based on actual experience. If we over or under estimate the level of sales which will ultimately be returned, there may be a material impact on our financial condition.

  •
  Liabilities assumed with the acquisition of product rights. In connection with the acquisition of product rights, we assume certain liabilities for returns of product shipped by the seller prior to the acquisition date. At the acquisition date, we estimate the amount of the assumed liabilities based on actual sales return data from the seller and include that amount in the allocation of the total purchase price. We review the estimated liability on a quarterly basis. If we over or under estimate liabilities assumed, there may be a material impact on our financial condition.

  •
  Intangible assets. When we acquire the rights to manufacture and sell a product, we record the aggregate purchase price, along with the value of the product related liabilities that we assume, as intangible assets. We use the assistance of valuation experts to help us allocate the purchase price to the fair value of the various intangible assets that we have acquired. Then, we must estimate the economic useful life of each of these intangible assets in order to amortize their cost as an expense in our statement of operations over the estimated economic useful life of the related asset. The factors that drive the actual economic useful life of a pharmaceutical product are inherently uncertain, and include patent protection, physician loyalty and prescribing patterns, competition by products prescribed for similar indications, future introductions of competing products not yet FDA approved, the impact of promotional efforts and many other issues. We use such of these factors, as are appropriate, in initially estimating the economic useful lives of our products, and we also routinely monitor these factors for indications of appropriate revisions.

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

    Developing the provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. Our judgments and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our income tax liabilities in our consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on our financial condition.

  •
  Inventory obsolescence. Our products have shelf lives ranging from 18 to 36 months. We must estimate the amount of inventory recorded on our balance sheet that will not be sold prior to expiration. This estimate requires analysis of forecasted demand for our products, our promotional focus, amounts of our products currently held by our customers and the impact on our products of competing products. If we over or under estimate the amount of inventory that will not be sold prior to expiration, there may be a material impact on our financial condition.

Forward Looking Statements

        This report contains forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to materially differ from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation:

  •
  We may not attain expected net revenues and earnings per share;

  •
  The timing of implementing of our plan to increase the number of our sales representatives and the size of such increase may differ from our current expectations;

  •
  The contribution of Sular has been below expectations since we acquired the product and has adversely affected our operating results. The potential growth rate for Sular may be limited by slower growth for the class of drugs to which Sular belongs and the ability of our sales representatives to influence prescribing habits of physicians;

  •
  Sales of Prenate Elite may not be at the levels that we anticipate.

  •
  We may not be able to protect our competitive advantage for Prenate Elite from patent infringement;

  •
  Sales of Tanafed products have been adversely affected by the introduction of competitive products, and a recently issued FDA notice may cause us to incur increased expenses and adversely affect our ability to continue to market and sell our Tanafed products;

  •
  We may not win our patent infringement action against Breckenridge Pharmaceutical with respect to Tanafed and may not successfully defend our Tanafed patent in Breckenridge's action to invalidate Tanafed's patents, resulting in a loss of market share for Tanafed and reduced financial contributions from Tanafed sales;

  •
  Introductions by us of line extensions of our existing products may require us to make unexpected changes in our estimates for future product returns and reserves for obsolete inventory, which would adversely affect our operating results;

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

  •
  An adverse judgment in the securities class action litigation, in which we and certain directors and executive officers are defendants, could have a material adverse effect on our results of operations and liquidity;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's operating results and cash flows are subject to fluctuations from changes in foreign currency exchange rates and interest rates. The Company's purchases of Nitrolingual product inventory under its agreement with Pohl-Boskamp and its purchases of Sular product inventory from Bayer are made in Euros. The Company historically eliminates the risk of foreign currency fluctuations after the time of shipment of product by entering into forward contracts for these purchases of inventory at the time of product shipments. The Company currently holds Euros in certain European countries. In addition, sales of Cognex in Europe are recognized in Euros. While the effect of foreign currency translations has not been material to the Company's results of operations to date, currency translations on cash held in foreign countries, export sales or import purchases could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies.

        In connection with borrowings under the Company's senior secured revolving credit facility arranged by LaSalle Bank N. A., the Company should experience market risk with respect to changes in the general level of the interest rates and the effect upon interest expense. Borrowings under this facility bear interest at variable rates. Because such rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, the Company's present exposure to interest rate fluctuations is primarily dependent on rate changes that may occur while borrowings under the senior secured credit facility are outstanding. As of March 31, 2004, there was no debt outstanding under this facility and the facility was not used at any time during the quarter ended March 31, 2004.

ITEM 4.    CONTROLS AND PROCEDURES

        The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company carried out an evaluation (the "Evaluation"), under the supervision and with the participation of management, including the Company's President & Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. The Company's President & Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures provide reasonable assurance as of the end of the quarter for which the report is being filed that (i) information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) such information is accumulated and communicated to the Company's management, including the Company's President & Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        The Company is committed to a continuing process of identifying, evaluating and implementing improvements to the effectiveness of the Company's disclosure and internal controls and procedures. The Company's management, including its President & Chief Executive Officer and Chief Financial Officer, does not expect that the Company's controls and procedures will prevent all errors. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in any control system, misstatements due to error or violations of law may occur and not be detected.

        There have not been any changes in the Company's internal controls over financial reporting identified in connection with the Evaluation that occurred during the Company's last quarter ended March 31, 2004 that has materially affected or, to the knowledge of management, is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        There were no material developments during the three months ended March 31, 2004 in the previously reported putative class action lawsuit naming the Company and certain affiliates as defendants.

        On April 15, 2004 we filed a patent infringement action against Breckenridge Pharmaceutical, Inc. in the U.S. District Court for the Northern District of Illinois, on the grounds that their product, Duotan PD, infringes the patents for our products, Tanafed DP™ and Tanafed DMX™. In response, on April 21, 2004, Breckenridge filed for declaratory judgment in the U.S. District Court for the Southern District of Florida seeking to invalidate the Tanafed patents.

        We intend to vigorously litigate our infringement action and defend Breckenridge's motion for declaratory judgment. While we believe that Breckenridge's product, Duotan, infringes the patent for Tanafed, we cannot assure you that we will prevail. If we lose our infringement action and Breckenridge is successful in invalidating the Tanafed patent we could lose market share for Tanafed or we may have to decrease the price of Tanafed to keep its sales competitive, resulting in a loss of earnings and profits from Tanafed sales.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

        In March 2004, the Company issued a total of $150.0 million of its 1.75% senior subordinated contingent convertible notes due 2024 in transactions that were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act. The notes are due March 8, 2024 and accrued interest is payable semi-annually in arrears on March 8 and September 8 of each year, commencing on September 8, 2004. In addition to the interest on the notes, after March 8, 2007, the Company will also pay contingent interest during specified six-month periods if the average trading price of the Notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum. The net proceeds from this issuance after deducting offering expenses were approximately $145.4 million. The information set forth in Part I of this Quarterly Report on Form 10-Q in Note 15 ("Long-term Debt") of the Notes to Consolidated Financial Statements of the Company is incorporated herein by reference. The Company intends to use the proceeds of the offering for future acquisitions of products, technologies and businesses and for general corporate purposes.

        In connection with the issuance of the notes, on March 25, 2004 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register for resale the 6.8 million shares of the Company's common stock issuable, subject to anti-dilution adjustments, upon conversion of the notes. As of the date hereof, the Registration Statement has not yet been declared effective. The registration statement is expected to become effective during the second quarter of 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

31.1*	Certifications of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

(b)
The Registrant filed the following Forms 8-K during the quarter ended March 31, 2004:

(i)
On January 9, 2004, the Registrant furnished a Form 8-K dated January 9, 2004 pursuant to Item 5 raising its previously issued guidance for the fourth quarter ended December 31, 2003 and issuing guidance for the first quarter of 2004.

(ii)
On February 26, 2004, the Registrant furnished a Form 8-K dated February 26, 2004 pursuant to Items 9 and 12 announcing its financial results for the quarter and year ended December 31, 2003 and providing guidance for the first two quarters of 2004.

(iii)
On March 2, 2004, the Registrant filed a Form 8-K dated March 2, 2004 pursuant to Item 5 announcing its intention to commence an offering of up to $125 million principal amount of its senior subordinated contingent convertible notes due 2024.

(iv)
On March 3, 2004, the Registrant filed a Form 8-K dated March 2, 2004 pursuant to Item 5 reporting the pricing of its previously announced private offering of $125 million principal amount of its 1.75% senior subordinated contingent convertible notes due 2024.

(v)
On March 9, 2004, the Registrant filed a Form 8-K dated March 8, 2004 pursuant to Item 5 reporting the closing of its private offering of $125 million principal amount of its 1.75% senior subordinated contingent convertible notes due 2024.

(vi)
On March 22, 2004, the Registrant filed a Form 8-K dated March 19, 2004 pursuant to Item 5 reporting that in connection with its recently completed private placement of $125 million principal amount of its 1.75% senior subordinated contingent convertible notes due 2024, the initial purchasers have exercised in full their option to purchase an additional $25 million of such notes.

(vii)
On March 30, 2004, the Registrant filed a Form 8-K dated March 22, 2004 pursuant to Item 9 announcing the launch of Prenate Elite.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON PHARMACEUTICAL CORPORATION (Registrant)
Date: May 10, 2004	By:	/s/ PATRICK P. FOURTEAU Patrick P. Fourteau President and Chief Executive Officer (principal executive officer)
Date: May 10, 2004	By:	/s/ DARRELL BORNE Darrell Borne Chief Financial Officer, Treasurer, and Secretary (principal accounting and financial officer)

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
PART II—OTHER INFORMATION
SIGNATURES