Form 10-Q/A
period 2004-03-31
FIRST HORIZON PHARMACEUTICAL CORP
filed 2004-05-21
CIK 1106773

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

        This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is being filed in order to make certain modifications to Note 10 of the financials pursuant to a comment received from the Commission. Except for Note 10, these modifications do not affect the financials as originally filed.

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

10.   Impairment Charge

        In the second quarter of 2003, the Company formulated a new sales and marketing strategy upon the Company hiring Mr. Patrick Fourteau as its President and Chief Operating Officer. This new strategy resulted in the discontinuation of the pursuit of a line extension for Cognex as well as the subsequent plans to promote the product. As part of this new strategy, using market research, the Company updated its forecasts of Cognex sales projections to reflect a life cycle through June 2013, the period of time that the Company expects it will continue to sell the product in the future. As a result, the estimated useful life of Cognex was decreased from a remaining life of 17 years to 10 years, and using the estimated future undiscounted cash flows over the useful life of the product, the intangible asset related to Cognex was not projected to be recoverable.

        To determine a fair value of the intangible asset related to Cognex, the Company performed an internal analysis utilizing a number of factors, including information from an independent valuation. The Company's analysis resulted in an impairment charge of $4.2 million being recorded as of June 30, 2003. The methodologies used to determine a fair value for Cognex included a combination of a market approach, which used a marketable multiple methodology and a comparable transaction methodology, as well as an income approach, using a discounted cash flow methodology.

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

(vii)
On March 30, 2004, the Registrant filed a Form 8-K dated March 22, 2004 pursuant to Item 9 announcing the launch of Prenate Elite.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON PHARMACEUTICAL CORPORATION (Registrant)
Date: May 21, 2004	By:	/s/ PATRICK P. FOURTEAU Patrick P. Fourteau President and Chief Executive Officer (principal executive officer)
Date: May 21, 2004	By:	/s/ DARRELL BORNE Darrell Borne Chief Financial Officer, Treasurer, and Secretary (principal accounting and financial officer)

QuickLinks

Explanatory Note
PART I—FINANCIAL INFORMATION
FIRST HORIZON PHARMACEUTICAL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except per share data)
FIRST HORIZON PHARMACEUTICAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)
FIRST HORIZON PHARMACEUTICAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SIGNATURES