Form 10-Q
period 2004-06-30
FIRST HORIZON PHARMACEUTICAL CORP
filed 2004-07-30
CIK 1106773

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[MARK ONE]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicated by check mark whether the registrant is an accelerated files (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of July 23, 2004, there were 36,019,807 shares of the Registrant's Common Stock outstanding.

FIRST HORIZON PHARMACEUTICAL CORPORATION
FORM 10-Q
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HORIZON PHARMACEUTICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,472	$33,722
Marketable securities	145,957	9,996
Accounts receivable, net of allowance for doubtful accounts, discounts and contractual adjustments of $515 and $546 at June 30, 2004 and December 31, 2003, respectively	17,353	15,681
Inventories	10,599	11,188
Income taxes receivable	6,986	4,839
Current deferred tax assets	2,989	3,005
Other current assets	5,339	2,470

Total current assets	247,695	80,901
Property and equipment, net	2,766	2,830
Other assets:
Intangibles, net	232,893	240,356
Deferred tax assets	—	333
Other assets	9,894	733

Total other assets	242,787	241,422
Total assets	$493,248	$325,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,204	$5,661
Accrued expenses	12,910	13,210

Total current liabilities	23,114	18,871
Long-term liabilities:
Convertible debt	150,000	—
Deferred tax liabilities	1,590	—
Other long-term liabilities	621	505

Total liabilities	175,325	19,376
Stockholders' equity:
Preferred stock, 1,000,000 share authorized and none outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,018,625 and 35,595,442 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	36	36
Additional paid-in capital	291,755	288,666
Retained earnings	27,317	16,761
Accumulated other comprehensive (loss) income	(1,185)	314

Total stockholders' equity	317,923	305,777
Total liabilities and stockholders' equity	$493,248	$325,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	For The Quarter Ended June 30,		For The Six Months Ended June 30,
	2004	2003	2004	2003
Net Revenues	$35,990	$20,958	$68,008	$33,453
Operating costs and expenses:
Cost of revenues (excluding amortization and depreciation)	6,825	5,937	12,400	10,025
Selling, general and administrative expense	15,737	15,538	29,588	32,550
Depreciation and amortization	4,139	4,179	8,270	8,302
Impairment charge	—	4,152	—	4,152
Research and development expense	363	570	544	1,458

Total operating costs and expenses	$27,064	$30,376	$50,802	$56,487

Operating income (loss)	8,926	(9,418)	17,206	(23,034)

Other income (expense):
Interest expense	(754)	(109)	(964)	(120)
Interest income	990	100	1,281	229
Other	(23)	—	(11)	9

Total other income (expense)	$213	$(9)	$306	$118

Income (loss) before provision for income taxes	9,139	(9,427)	17,512	(22,916)
(Provision) benefit for income taxes	(3,630)	3,323	(6,956)	8,133

Net income (loss)	$5,509	$(6,104)	$10,556	$(14,783)
Other comprehensive income (loss)	$(1,482)	$148	$(1,499)	$166

Comprehensive income (loss)	$4,027	$(5,956)	$9,057	$(14,617)

Net income (loss) per common share:
Basic earnings (loss) per common share	$0.15	$(0.18)	$0.29	$(0.42)

Diluted earnings (loss) per common share:	$0.15	$(0.18)	$0.29	$(0.42)

Weighted average common shares outstanding:
Basic	36,000	34,875	35,872	35,073

Diluted	37,053	34,875	36,950	35,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For The Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$10,556	$(14,783)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,270	8,302
Impairment charge	—	4,152
Non-cash interest expense	107	21
Deferred income tax provision/(benefit)	2,804	(2,907)
Non-cash compensation expense	—	175
Reduction in taxes payable—stock option exercises	2,160	98
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(1,672)	1,689
Inventories	589	2,215
Other current assets and other assets	(2,758)	(828)
Income taxes receivable	(2,147)	(5,790)
Accrued expenses and other liabilities	(291)	(2,866)
Accounts payable	4,543	(346)

Net cash provided by (used in) operating activities	22,161	(10,868)
Cash flows from investing activities:
Purchase of marketable securities	(138,300)	—
Advance payments for product licenses	(5,138)	—
Purchase of property and equipment	(305)	(637)

Net cash used in investing activities	(143,743)	(637)
Cash flows from financing activities:
Capitalized financing costs incurred	(4,572)	(245)
Repurchase of common stock	(4,557)	(1,999)
Issuance of long-term debt	150,000	—
Net proceeds from issuance of common stock	5,486	548

Net cash provided by (used in) financing activities	146,357	(1,696)
Effect of foreign exchange rates on cash	(25)	166
Net change in cash and cash equivalents	24,750	(13,035)
Cash and cash equivalents, beginning of period	33,722	47,409

Cash and cash equivalents, end of period	$58,472	$34,374

Supplemental Cash Flow Information:
Cash paid for taxes	$4,206	$4,782

Cash paid for interest	$25	$88

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(unaudited)

1.     Basis of Presentation

        The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which management considers necessary for fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods. Certain footnote disclosures normally included in financial statements prepared according to generally accepted accounting principles in the United States of America have been condensed or omitted from these interim financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results for the full year. The interim results should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-30123).

2.     New Accounting Pronouncements

        On July 1, 2004, the Emerging Issues Task Force (the "EITF") of the FASB reached a tentative conclusion that would require all shares that are contingently issuable under the Company's outstanding convertible notes to be considered outstanding for its diluted earnings per share computations, if dilutive, using the "if converted" method of accounting from the date of issuance. Currently these shares are only included in the diluted earnings per share computation if the Company's common stock price has reached certain conversion trigger prices. If approved, this EITF statement ("EITF 04-8") would also require the Company to retroactively restate its prior periods diluted earnings per share. It is believed likely that EITF 04-8 will be effective for periods ending after mid-October 2004. If adopted, EITF 04-8 would have no impact on the Company's diluted earnings per share for the three and six months ended June 30, 2003 but it would reduce the Company's diluted earnings per share by $0.01 for both the three and six months ended June 30, 2004.

        In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method or the equity method. The application of this guidance should be used to determine when an investment is considered impaired, whether an impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance for evaluating whether an investment is other-than-temporarily impaired is effective for evaluations made in reporting periods beginning after June 15, 2004. The Company does not believe that the application of this consensus will have a material impact on the results of operations or financial position.

        In March 2004 the FASB issued a proposed standard entitled "Share-Based Payment—An Amendment of FAS Nos. 123 and 95." The proposed rules will eliminate the disclosure-only election under FAS 123 and require the recognition of compensation expense for stock options and other forms of equity compensation based on the fair value of the instruments on the date of grant. The FASB currently expects to issue a final standard in late 2004, which is slated to be effective for the first quarter 2005 for the Company. See note 10 for the quarterly disclosures of the pro forma dilutive impact on net income and earnings per share of expensing stock options based on the Black-Scholes model. The FASB's proposal advocates using a binomial (lattice-based) option pricing model rather than the Black-Scholes model the company currently uses to determine grant date fair value. The Company has not yet determined what, if any, impact using the recommended binomial model will have on the company's estimated net income and earnings per share dilution compared to the Black-Scholes model.

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

Company's pro forma net income (loss) per common share would have been reported as follows (in thousands except per share data):

	For The Quarter Ended June 30,		For The Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$5,509	$(6,104)	$10,556	$(14,783)
Deduct:
Total stock-based employee compensation expense determined under fair value basis for all awards, net of related tax effects	(606)	(574)	(1,247)	(727)

Pro forma	$4,903	$(6,678)	$9,309	$(15,510)

Net income (loss) per common share—basic:
As reported	$0.15	$(0.18)	$0.29	$(0.42)
Pro forma	$0.14	$(0.19)	$0.26	$(0.44)
Net income (loss) per common share—diluted:
As reported	$0.15	$(0.18)	$0.29	$(0.42)
Pro-forma	$0.13	$(0.19)	$0.25	$(0.44)

        The weighted average fair value per share of options granted during the six months ended June 30, 2004 and 2003 is estimated at $13.06 and $3.19, respectively. The value of options is estimated on the date of the grant using the following weighted average assumptions:

	2004	2003
Risk-free interest rate	3.22%	2.38%
Expected dividend yield	—	—
Expected lives	5 years	5 years
Expected volatility	128.36%	137.25%

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

5.     Marketable Securities

        The Company classifies its existing marketable securities as available-for-sale. All available-for-sale securities are considered current, as the Company intends to use them for current operating and investing purposes. There were no realized gains or losses in the three or six months ended June 30, 2004. At June 30, 2004, the Company had total net unrealized losses from marketable securities of $2.3 million.

        The carrying amount of available-for-sale securities and their approximate fair values at June 30, 2004 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal agency obligations	$87,912	$20	$(1,563)	$86,369
Corporate bonds	60,376	—	(788)	59,588

Total	$148,288	$20	$(2,351)	$145,957

6.     Inventories

        Inventories consist of purchased pharmaceutical products and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method, and market is considered to be net realizable value. Inventories consist of finished product and bulk product awaiting processing and packaging into finished product. At June 30, 2004, the Company had an allowance for excess and obsolete inventory of $2.1 million compared to $2.4 million at December 31, 2003. Inventories at June 30, 2004 and December 31, 2003 consisted of (in thousands):

	June 30, 2004	December 31, 2003
Bulk product	$4,965	$6,050
Finished product	5,634	5,138

	$10,599	$11,188

7.     Samples

        Samples primarily consist of product samples used in the sales and marketing efforts of the Company's products. Samples are expensed upon distribution, as a selling expense. Sample inventories at June 30, 2004 and December 31, 2003 were $1.4 and $0.8 million, respectively, and are included in other current assets.

8.     Other Assets

        Other assets at June 30, 2004 and December 31, 2003 consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Capitalized finance costs (See Note 16)	$4,732	$145
Advance payment for product licenses	5,000	—
Deposits	162	588

	$9,894	$733

        During the second quarter of 2004, the Company announced an agreement with SkyePharma PLC, granting it the exclusive license to market and distribute a cardiovascular product in the United States. The Agreement requires the Company to pay $5.0 million to SkyePharma upon signing the Agreement and up to an additional $15.0 million is payable thereafter—all of which are contingent upon milestones related to FDA approval. The product has been submitted to the U.S. Food and Drug Administration ("FDA") for approval, which is expected by the end of this year. The Company intends to begin marketing and distribution shortly after FDA approval.

9.     Accrued Expenses

        Accrued expenses at June 30, 2004 and December 31, 2003 consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Employee compensation and benefits	$1,764	$1,982
Product returns	1,800	3,813
Sales deductions	5,966	4,287
Assumed liabilities—product acquisitions	30	824
Royalties	662	546
Accrued interest	817	—
Other	1,871	1,758

	$12,910	$13,210

10.   Earnings Per Share

        Below is the calculation of basic and diluted net income (loss) per share (in thousands except per share data):

	For The Quarter Ended June 30,		For The Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$5,509	$(6,104)	10,556	$(14,783)
Other comprehensive income (loss)	(1,482)	148	(1,499)	166

Comprehensive income (loss)	$4,027	$(5,956)	$9,057	$(14,617)

Weighted average common shares outstanding—basic	36,000	34,875	35,872	35,073
Diluted effect of stock options	1,053	—	1,078	—

Weighted average common shares outstanding—diluted	37,053	34,875	36,950	35,073

Basic earnings (loss) per common share:	$0.15	$(0.18)	$0.29	$(0.42)

Diluted earnings (loss) per common share:	$0.15	$(0.18)	$0.29	$(0.42)

        For the quarter and six months ended June 30, 2004, there were 634,349 and 637,499 potential common shares outstanding, respectively, that were excluded from the diluted net income (loss) per share calculation because their effect would have been anti-dilutive. The convertible debt could also be converted into 6,772,005 shares of common stock in the future, subject to certain contingencies outlined in footnote 16. Because such contingencies were not fulfilled, the convertible debt was not considered in the calculation of diluted income per common share.

11.   Impairment Charge

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

12.   Intangible Assets

        The following table reflects the components of intangible assets as of June 30, 2004 (in thousands):

	Gross Amount	Accumulated Amortization	Impairment Charge	Net Amount	Weighted Average Life
Licensing rights	$244,715	$(32,331)	$(4,152)	$208,232	20 years
Trade names	11,060	(1,463)	—	9,597	20 years
Contracts	8,300	(4,002)	—	4,298	5 years
Supply/Distribution agreements	11,490	(3,495)	—	7,995	1 to 10 years
Other intangibles	3,220	(449)	—	2,771	20 years

Total	$278,785	$(41,740)	$(4,152)	$232,893	19 years

        The following table reflects the components of intangible assets as of December 31, 2003 (in thousands):

	Gross Amount	Accumulated Amortization	Impairment Charge	Net Amount	Weighted Average Life
Licensing rights	$244,415	$(26,287)	$(4,152)	$213,976	20 years
Trade names	11,060	(1,186)	—	9,874	20 years
Contracts	8,300	(3,172)	—	5,128	5 years
Supply/Distribution agreements	11,490	(2,821)	—	8,669	1 to 10 years
Other intangibles	3,082	(373)	—	2,709	20 years

Total	$278,347	$(33,839)	$(4,152)	$240,356	19 years

        For the three and six months ended June 30, 2004, amortization expense related to the intangible assets was $4.0 million and $7.9 million, respectively. Amortization is calculated on a straight-line basis over the estimated useful life of the intangible asset. Estimated annual amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal year ended December 31:	Amount
2004	$15,724
2005	$15,536
2006	$15,432
2007	$14,127
2008	$13,876

13.   Segment Reporting

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

        The following presents revenues for prescription products by area of treatment:

	For The Quarter Ended June 30,		For The Six Months Ended June 30,
	2004	2003	2004	2003
Cardiovascular	$20,451	$12,625	$34,996	$16,566
Women's Health/Pediatrics	12,606	8,161	25,828	15,194
Non Promoted	2,933	172	7,184	1,693

Net Revenues	$35,990	$20,958	$68,008	$33,453

14.   Share Repurchase Program

        On July 8, 2002, the Company announced a share repurchase program. This program authorized the repurchase of up to $8.0 million in common stock until July 5, 2003. Through July 5, 2003, the Company repurchased 823,400 shares of its common stock at an aggregate cost of approximately $2.1 million. On August 25, 2003, the Company authorized the repurchase of up to an additional $7.9 million of common stock, for a total authorization of $10.0 million, and extended the repurchase program to August 31, 2004. In September 2003, the Company repurchased an additional 162,225 shares of common stock at an aggregate cost of approximately $1.0 million. Through December 31, 2003, the Company had repurchased a total of 985,625 shares of common stock at an aggregate cost of approximately $3.1 million. During the six months ended June 30, 2004, the Company repurchased a total of 260,000 shares of common stock at an aggregate cost of approximately $4.6 million. All the shares repurchased were retired.

        In July 2004, our Board of Directors authorized a $20.0 million share repurchase program. The new program, which authorizes the purchase of up to $5 million of common stock per quarter, will become effective on August 3, 2004, terminating and replacing the $10.0 million share repurchase program authorized by our Board of Directors in fiscal 2002. The plan will expire in August 2005.

15.   Credit Agreement

        On February 11, 2003, the Company entered into a Credit Agreement for a $20.0 million senior secured revolving credit facility with various lenders and LaSalle Bank National Association, as Administrative Agent. Borrowings may be used for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company's assets. Borrowings bear interest at the Company's option at the base rate in effect from time to time plus an applicable margin or the Eurodollar rate, plus an applicable margin. The applicable margin will vary dependent upon the Company's leverage ratio in effect from time to time. The revolving facility, as amended, matures on August 11, 2006. The revolving loan contains various covenants, including covenants relative to maintaining financial ratios and earnings levels, limitations on acquisitions, dispositions, mergers and capital expenditures, limitations on incurring additional indebtedness and a prohibition on payment of dividends and certain issuances of our capital stock. As of June 30, 2004, the Company was in compliance with all financial covenants of the Credit Agreement. As of June 30, 2004 there was no outstanding balance on the Credit Agreement. For the quarter and six months ended June 30, 2004, there were no borrowings or repayments under the Credit Agreement.

16.   Long-term Debt

        In March 2004, the Company issued a total of $150.0 million of its 1.75% senior subordinated contingent convertible notes due 2024 in transactions that were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act. The notes are due March 8, 2024 and interest is payable semi-annually in arrears on March 8 and September 8 of each year, commencing on September 8, 2004. In addition to the interest on the notes, after March 8, 2007, the Company will also pay contingent interest during specified six-month periods if the average trading price of the notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum. As this contingent interest feature is based on the underlying trading price of the notes, the contingent interest qualifies as an embedded derivative. As of June 30, 2004, management determined that the fair value of this contingent interest embedded derivative is not material. The net proceeds from this issuance, after deducting offering expenses, were approximately $145.4 million. Financing costs of $4.6 million were incurred with the issuance which are being amortized on a straight line basis over the life of the notes and are included in other assets in the consolidated balance sheet.

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

        In connection with the issuance of the notes, on March 30, 2004 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register for resale the 6.8 million shares of the Company's common stock issuable, subject to anti-dilution adjustments, upon conversion of the notes. The registration statement became effective during the second quarter of 2004.

17.   Commitments and Contingencies

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

Results of Operations

        Net Revenue.    Net revenues for the quarter ended June 30, 2004 increased $15.0 million or 71% to $36.0 million, as compared to $21.0 million for the quarter ended June 30, 2003. Net revenues for the six months ended June 30, 2004 increased $34.5 million or 103% to $68.0 million, as compared to $33.5 million for the six months ended June 30, 2003. Net revenues increased for the quarter and six month period as a result of the successful execution of our sales and marketing strategy, an increase in sales force, significant hospital and prescription growth, recent managed care plan additions and increased sales from the Sular and Prenate Elite product lines.

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

        Prior to developing systems in 2003, we first learned of the wholesalers increasing the trade levels of inventory in mid-December 2002 upon receiving the IMS Health Pipeline Report which was a report provided by IMS Health Incorporated that provides information on inventory levels held by certain major wholesalers. This report indicated that wholesaler inventory levels were higher than expected by the Company. This additional inventory was purchased by the wholesalers prior to our January 2003 product price increases, allowing these wholesaler customers to increase the prices they charge their retail customers in the first quarter of 2003, thereby improving their margins for these products. In response, in the second and third quarters of 2003, we entered into inventory management agreements with our three largest wholesale customers to encourage the wholesaler's to maintain on average one month of inventory. Trade levels of our promoted products were approximately one month at June 30, 2004 including Tanafed, which had a trade level of approximately two months at June 30, 2004.

        Net revenues for the six months ended June 30, 2003, also include a decrease of $3.4 million for an accrual for estimated future returns of the Tanafed Suspension and Tanafed DM products which we discontinued in April 2003.

  Product Overview

	Change in total dispensed prescriptions for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003(a)	Change in new dispensed prescriptions for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003(a)
Sular	+9.4%	+24.0%
Nitrolingual(b)	(9.0)%	(9.8)%
Prenate Elite(c)	N/A	N/A
Robinul line	+2.1%	+0.1%
Tanafed line	(19.5)%	(22.1)%
Ponstel	(16.0)%	(15.6)%

(a)
Source: IMS Health's National Prescription Audit Plus™ data

(b)
We believe that IMS data does not capture prescriptions of Nitrolingual from some of the non-retail channels and prescription trends in the non-retail channel which may have a significant impact on the reported change.

(c)
Prenate Elite was launched in April, 2004, as a result comparative data is not available for 2003.

        Net revenues of Sular were $16.3 million and $27.0 million for the quarter and six months ended June 30, 2004, respectively, compared to $7.5 million and $9.6 million for the quarter and six months ended June 30, 2003, respectively. The increase was primarily a result of total prescription growth, significant hospital growth and the impact of recent managed care plan additions.

        Net revenues of the promoted Women's Health/Pediatric products (namely Prenate Elite, the Robinul line, the Tanafed line and Ponstel), were $12.6 million for the quarter ended June 30, 2004 compared to $8.2 million for the quarter ended June 30, 2003.

        In March 2004, we announced that we were launching Prenate Elite, the next generation of the Prenate line of prenatal vitamins. We began promoting and selling Prenate Elite in April 2004. Net revenues of Prenate Elite were $2.7 million for the quarter ended June 30, 2004. Prenate Elite has captured an 8.5% market share of new prescriptions as of June 2004 (Source: IMS Health's National Prescription Audit Plus™ data), reinforcing our belief that its principal component, Metafolin®, offers greater opportunity for folate metabolism and subsequent absorption over folic acid. Net revenues of Prenate GT and Prenate Advance were $1.3 million for the quarter ended June 30, 2003.

        Cost of Revenues.    Cost of revenues for the quarter ended June 30, 2004 were $6.8 million compared to $5.9 million for the quarter ended June 30, 2003. Cost of revenues for the six months ended June 30, 2004 were $12.4 million compared to $10.0 million for the six months ended June 30, 2003. As a result of a change in the Company's sales forecast, cost of revenues for the quarter and six months ended June 30, 2003 included an increased allowance for obsolete and excess inventory of $2.2 million and $3.5 million, respectively. These charges were primarily for the Company's non-promoted products, excess Sular and Tanafed inventory and short dated Prenate GT inventory. Cost of revenues for the quarter and six months ended June 30, 2004 do not include a comparable allowance for obsolete and excess inventory.

        Gross Margin.    Gross margin for the quarter ended June 30, 2004 was 81% compared to 72% for the quarter ended June 30, 2003. Gross margin for the six months ended June 30, 2004 was 82% compared to 70% for the six months ended June 30, 2003. Approximately ten percentage points of this increase in gross margin percentage for the quarter and six months ended June 30, 2004 resulted from the increased allowance for obsolete and excess inventory recorded in 2003. Also affecting gross margin was a change in product sales mix.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $0.2 million, or 1.3%, to $15.7 million for the quarter ended June 30, 2004, compared to $15.5 million for the quarter ended June 30, 2003. Expenses totaling $1.3 million are included in the quarter ended June 30, 2003 for an allowance for obsolete sample inventory and severance for departing executives. Selling, general and administrative expenses for the quarter ended June 30, 2004 do not include comparable expenses.

        Selling, general and administrative expenses decreased $3.0 million, or 9.2%, to $29.6 million for the six months ended June 30, 2004, compared to $32.6 million for the six months ended June 30, 2003. Selling, general and administrative expenses for the six months ended June 30, 2003 include expenses totaling $2.7 million for an allowance for obsolete sample inventory, shipping cost related to the withdrawal of Tanafed and Tanafed DM and severance for departing executives. Selling, general and administrative expenses for the six months ended June 30, 2004 do not include such comparable expenses. This decrease in expenses was partially offset by costs associated with the expansion of the sales force during 2004.

        Depreciation and Amortization Expense.    Depreciation and amortization expense decreased $0.1 million, or 2.4%, to $4.1 million for the quarter ended June 30, 2004 compared to $4.2 million for the quarter ended June 30, 2003. Depreciation and amortization expense was $8.3 million for the six months ended June 30, 2004 and 2003.

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

        Research and Development Expense.    Research and development expense decreased $0.2 million to $0.4 million for the quarter ended June 30, 2004 compared to $0.6 million for the quarter ended June 30, 2003. Research and development expense decreased $1.0 million to $0.5 million for the six months ended June 30, 2004 compared to $1.5 million for the six months ended June 30, 2003. The decrease in expense is primarily a result of costs incurred in 2003 associated with manufacturing transfers for the Company's Ponstel, Cognex and Furadantin products and development costs for the Prenate line. Research and development expenses for the six months ended June 30, 2004 do not include such comparable expenses.

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

        Interest Expense.    Interest expense was $0.8 million and $1.0 million for the quarter and six months ended June 30, 2004 compared to $0.1 million for the quarter and six months ended June 30, 2003. The increase is due to the Company issuing a total of $150.0 million of its 1.75% senior subordinated contingent convertible notes in March 2004. For the quarter and six months ended June 30, 2003, the Company had no debt outstanding.

        In March 2004, the Company issued a total of $150.0 million 1.75% contingent convertible senior subordinated notes. The notes are due March 8, 2024 and accrued interest is payable semi-annually in arrears on March 8 and September 8 of each year, commencing on September 8, 2004. In addition to the interest in the notes, after March 8, 2007, the Company will also pay contingent interest during specified six-month periods if the average trading price of the notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum. The net proceeds from this issuance after deducting offering expenses were approximately $145.4 million.

        Holders of the convertible notes may convert those notes into shares of the Company's common stock at a conversion rate of 45.1467 shares per $1,000 principal amount of the notes, which is equivalent to a conversion price of $22.15 per share, subject to anti-dilution adjustments, before the close of business on March 8, 2024. Holders may convert their convertible notes only under the following circumstances: (1) during any calendar quarter commencing after June 30, 2004, if the closing sales price of the Company's common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) if the notes have been called for redemption; (3) during the five trading day period immediately following any nine consecutive trading day period in which the trading price of the notes per $1,000 principal amount for each day of that period was less than 95% of the product of the closing price of the Company's common stock and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes; or (4) the occurrence of specified corporate transactions.

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

        Interest Income.    Interest income was $1.0 million and $1.3 million for the quarter and six months ended June 30, 2004, respectively, compared to $0.1 million and $0.2 million for the quarter and six months ended June 30, 2003. The increase in interest income for the three and six-month period ended June 30, 2004 is primarily due to a higher average cash and marketable securities balance as a result of the proceeds from the issuance of the contingent convertible senior subordinated notes in March 2004.

        (Provision) Benefit for Income Taxes.    Income taxes were provided for at a rate of 39.7% for the quarter and six months ended June 30, 2004, compared to 35.2% and 35.5% for the quarter and six months ended June 30, 2003 respectively. The increase in the effective rate is due to the change in ratio in non-deductible expenses to pre-tax income, as well as an increase in the state tax rate as the result of a change in the mix of states where our sales occurred.

Liquidity and Capital Resources

        The Company's liquidity requirements arise primarily from debt service, working capital requirements, product development activities and funding of acquisitions. The Company has met these cash requirements through cash from operations, borrowings for product acquisitions and the issuance of common stock.

        The Company's cash and cash equivalents were $58.5 million at June 30, 2004. Net cash provided by operating activities for the six months ended June 30, 2004 was $22.2 million. This providing of cash was primarily the result of the net income of $10.6 million, non-cash depreciation and amortization expense of $8.3 million, non-cash tax expenses of $5.0 million and accounts payable of $4.5 million. Partially offsetting provisions of cash were increases in accounts receivable of $1.7 million, income tax receivable of $2.1 million and other current assets and other assets of $2.8 million.

        The Company maintains supply agreements with third party suppliers for most of its products. Some of these supply agreements contain minimum purchase requirements. For most of these supply agreements, the Company believes that its inventory requirements and related purchases of inventory will exceed the minimum purchase requirement in 2004. In those cases in which the Company does not believe its purchases will exceed the minimum purchase requirements, the Company seeks to negotiate waivers or modifications of the minimum purchase requirements.

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

        Net cash used in investing activities for the six months ended June 30, 2004 was $143.7 million. The primary uses of this cash were for the purchases of marketable securities of $138.3 million and the purchases of product licenses of $5.1 million. During the second quarter of 2004, First Horizon announced an agreement with SkyePharma PLC, granting First Horizon the exclusive license to market and distribute a cardiovascular product in the United States. The Agreement requires First Horizon to pay $5.0 million to SkyePharma upon signing the Agreement and up to an additional $15.0 million is payable thereafter—all of which are contingent upon milestones related to FDA approval. The product has been submitted to the U.S. Food and Drug Administration ("FDA") for approval, which is expected by the end of this year. First Horizon intends to begin marketing and distribution shortly after FDA approval.

        Net cash used in investing activities for the six months ended June 30, 2003 was $0.6 million. The use of this cash was primarily for purchases of software and computer equipment.

        Net cash provided by financing activities was $146.4 million for the six months ended June 30, 2004. The primary providers of cash were the issuance of $150.0 million in convertible debt in March 2004, as well as proceeds of $5.5 million from the issuance of common stock. Partially offsetting this net cash provided was $4.6 million in capitalized financing costs and $4.6 million in stock repurchases. Net cash used in financing activities was $1.7 million for the six months ended June 30, 2003. The primary use of this cash was to repurchase shares of the Company's outstanding common stock under its share repurchase program and fees paid to obtain a new credit facility through LaSalle Bank N.A., offset by proceeds from the sale of stock.

        As of June 30, 2004, there were no borrowings or repayments under the Credit Agreement. At June 30, 2004, the Company was in compliance with the financial covenants of this credit facility.

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

        In March 2004, we issued a total of $150.0 million 1.75% contingent convertible senior subordinated notes. The notes are due March 8, 2024 and accrued interest is payable semi-annually in arrears on March 8 and September 8 of each year, commencing on September 8, 2004. In addition to the interest in the Notes, after March 8, 2007, we will also pay contingent interest during specified six-month periods if the average trading price of the Notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum. The net proceeds from this issuance after deducting offering expenses were approximately $145.4 million.

        Holder of the convertible notes may convert those notes into shares of our common stock at a conversion rate of 45.1467 shares per $1,000 principal amount of the notes, which is equivalent to a conversion price of $22.15 per share, subject to anti-dilution adjustments, before the close of business on March 8, 2024. Holders may convert their convertible notes only under the following circumstances: (1) during any calendar quarter commencing after June 30, 2004, if the closing sales price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) if the notes have been called for redemption; (3) during the five trading day period immediately following any nine consecutive trading day period in which the trading price of the notes per $1,000 principal amount for each day of that period was less than 95% of the product of the closing price of our common stock and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes; or (4) the occurrence of specified corporate transactions.

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

        On February 11, 2003, we entered into a Credit Agreement for a $20 million senior secured revolving credit facility with various lenders and LaSalle Bank National Association, as Administrative Agent. Subject to the satisfaction of certain borrowing base requirements, we may from time-to-time borrow monies under the revolving facility for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of our assets. Borrowings bear interest at our option at the base rate in effect from time to time plus an applicable margin or the Eurodollar rate, plus an applicable margin. The applicable margin will vary dependent upon our leverage ratio in effect from time-to-time. As of July 31, 2004, we had no borrowings outstanding under this facility. The revolving facility, as amended, matures on August 11, 2006. Fees payable under the revolving facility include a one-time commitment fee of 0.685% of the stated amount of the facility, an unused commitment fee based on funds committed but not borrowed under the revolving facility at rates which vary dependent upon our leverage ratio in effect from time-to-time and letter of credit fees equal to 0.25% per annum of the face amount of letters of credit issued and outstanding under the revolving facility. The revolving facility may be prepaid from time-to-time or terminated at our discretion without penalty.

        The revolving loan contains various restrictive covenants, including covenants relative to maintaining financial ratios and earnings levels, limitations on acquisitions, dispositions, mergers and capital expenditures, limitations on incurring additional indebtedness and a prohibition on payment of dividends and certain issuances of our capital stock. As of June 30, 2004, we were in compliance with these financial covenants.

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

  •
  Product returns.  In the pharmaceutical industry, customers are normally granted the right to return product for a refund if the product has not been used prior to its expiration date, which is typically two to three years from the date of manufacture. The Company's return policy is to allow product returns for products within an eighteen-month window from six months prior to the expiration date and up to twelve months after the expiration date. The Company believes that it has sufficient data to estimate future returns at the time of sale. Management is required to estimate the level of sales that will ultimately be returned pursuant to the Company's return policy, and record a related reserve at the time of sale. These amounts are deducted from the Company's gross revenues to determine the Company's net revenues. The Company's estimates take into consideration historical returns of a given product, product specific information provided by the Company's customers and information obtained from independent sources regarding the levels of inventory being held by the Company's customers, as well as overall purchasing patterns by the Company's customers. Changes in market driven purchasing patterns (such as the introduction by the Company of an improved version of a product previously marketed by it or increased product competition) may also impact the level of product returns. Management periodically reviews the reserves established for returns and adjusts them based on actual experience and other factors. If the Company should over or under estimate the level of sales that will ultimately be returned, there may be a material impact to the financial statements.

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

  In assessing the recoverability of its intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, the Company must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. The Company reviews intangible assets for impairment at least annually and whenever events or changes in circumstances, indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances may include but are not limited to, lack of promotional sensitivity, the introduction of competitive products and changes in government regulations. If the Company determines that an intangible asset is impaired, a non-cash impairment charge would be recognized. If the Company should incur and impairment loss, there may be a material impact to the financial statements.

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

  •
  Inventory obsolescence.  The Company's products have shelf lives typically ranging from 18 to 36 months. The Company must estimate the amount of inventory recorded on the balance sheet that will not be sold prior to expiration. This estimate requires analysis of forecasted demand for products, the promotional focus, amounts of the Company's products currently held by customers and the impact on the Company's products by line extensions and competing products. If the Company should over or under estimate the amount of inventory that will not be sold prior to expiration, there may be a material impact to the financial statements.

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

  •
  The plan to increase our number of sales representatives may differ from our current expectations;

  •
  Our competitors and potential competitors may increase their competitive activities in response to our growth and increasing market share for our products;

  •
  The potential growth rate for Sular may be limited by slower growth for the class of drugs to which Sular belongs and the ability of our sales representatives to influence prescribing habits of physicians;

  •
  Sales of our Prenate Elite may not be at the levels that we anticipate;

  •
  We may not be able to protect our competitive position for Prenate Elite from patent infringers;

  •
  Sales of our Tanafed products have been adversely affected by the introduction of competitive products, and an issued FDA notice may cause us to incur increased expenses and adversely affect our ability to continue to market and sell our Tanafed products;

  •
  Introductions by us of line extensions of our existing products may require that we make unexpected changes in our estimates for future product returns and reserves for obsolete inventory which would adversely affect our operating results;

  •
  Our supplier can terminate our rights to commercialize Nitrolingual; the revenue from the smaller size of this product has not met our expectation;

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

  •
  An adverse judgment in our patent infringement action with Breckenridge Pharmaceutical, Inc. with respect to our Tanafed products, could result in the invalidation of our Tanafed patents,

    cause us to lose market share for Tanafed products and result in a loss of earnings and profits from Tanafed sales.

  •
  If our products under development fail in clinical studies, if we fail to obtain, or if we encounter difficulties in obtaining, regulatory approval for new products or new uses of existing products, or if our development agreements are terminated, we will have expended significant resources for no return;

  •
  If the FDA does not approve certain labeling for the cardiovascular product we have licensed from SkyePharma or if our marketing plan for this product does not yield the anticipated results, then our sales of that product may be restricted;

  •
  Our business and products are highly regulated. The regulatory status of some of our products makes these products subject to increased competition and other risks, and we run the risk that we, or third parties on whom we rely, could violate the governing regulations;

  •
  New regulatory requirements could restrict sales of our existing products, reduce our ability to extend existing product lines or make it more difficult to acquire, license or sell new products;

  •
  The introduction of generics for our products or products that compete with our products may adversely effect our sales and revenues;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's operating results and cash flows are subject to fluctuations from changes in foreign currency exchange rates and interest rates. The Company's purchases of Nitrolingual under its agreement with Pohl-Boskamp and its purchases of Sular product inventory from Bayer are made in Euros. The Company traditionally eliminates the risk of foreign currency fluctuations after the time of shipment of product by entering into forward contracts for these purchases of inventory at the time of product shipments. The Company currently holds Euros in certain European countries. In addition, sales of Cognex in Europe are recognized in Euros. While the effect of foreign currency translations has not been material to the Company's results of operations to date, currency translations on cash held in foreign countries, export sales or import purchases could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies.

        In connection with borrowings under the Company's senior secured revolving credit facility arranged by LaSalle Bank N. A., the Company should experience market risk with respect to changes in the general level of the interest rates and the effect upon interest expense. Borrowings under this facility bear interest at variable rates. Because such rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, the Company's present exposure to interest rate fluctuations is primarily dependent on rate changes that may occur while borrowings under the senior secured credit facility are outstanding. As of June 30, 2004, there was no debt outstanding under this facility and the facility was not used at any time during the quarter or six months ended June 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

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

        We are committed to a continuing process of identifying, evaluating and implementing improvements to the effectiveness of our disclosure and internal controls and procedures. Our management, including our President and Chief Executive Officer and Chief Financial Officer, does not expect that our controls and procedures will prevent all errors. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been or will be detected.

        There has not been any change in our internal controls over financial reporting that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        There were no material developments during the three and six months ended June 30, 2004 in the previously reported putative class action lawsuit naming the Company and certain affiliates as defendants.

        On April 15, 2004 we filed a patent infringement action against Breckenridge Pharmaceutical, Inc. in the U.S. District Court for the Northern District of Illinois, on the grounds that their product, Duotan PD, infringes the patents for our products, Tanafed DP™ and Tanafed DMX™. In response, on April 21, 2004, Breckenridge filed for declaratory judgment in the U.S. District Court for the Southern District of Florida seeking to invalidate the Tanafed patents. On July 20, 2004 our action was transferred to the U.S. District Court for the Southern District of Florida.

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

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

        In May 2004, we resumed purchasing shares of our common stock pursuant to a $10.0 million share repurchase program authorized by our Board of Directors in fiscal 2002. During the second quarter of fiscal 2004, we purchased and retired 260,000 shares at a cost of $4.6 million. As of June 30, 2004, we had purchased and retired 1,245,625 shares at a cost of $7.7 million since the inception of the share repurchase program in fiscal 2002. In July 2004, our Board of Directors authorized a $20.0 million share repurchase program which allows for the purchase of up to $5.0 million of our common stock per quarter. The new program, which becomes effective on August 3, 2004, will terminate and replace the $10.0 million share repurchase program authorized by the Board of Directors in fiscal 2002. The plan will expire in August 2005. We consider several factors in determining when to make share repurchases, including among other things, our cash needs and the market price of the stock. Cash provided by future operating activities, as well as available cash and cash equivalents, are the expected sources of funding for the share repurchase program.

        The following table presents the total number of shares repurchased during the second quarter of fiscal 2004, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares that were available for repurchase as of June 30, 2004, pursuant to the $10.0 million share repurchase program:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2004 through April 30, 2004	—	$—	—	$6,920,000
May 1, 2004 through May 31, 2004	142,369	17.33	142,369	4,453,000
June 1, 2004 through June 30, 2004	117,631	17.76	117,631	2,363,000

Total Fiscal 2004 Second Quarter	260,000	$17.53	260,000	$2,363,000

(1)
Pursuant to a $10.0 million share repurchase program announced on July 8, 2002. This program was terminated on July 26, 2004. On July 29, 2004, we announced that our Board of Directors had authorized a $20.0 million share repurchase program which takes effect on August 3, 2004 and replaces the $10.0 million program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        First Horizon held its 2004 annual meeting of stockholders on May 7, 2004. The following summarizes the two proposals submitted for a vote of the stockholders at the meeting:

Proposal 1. To elect two Class B Directors to First Horizon's Board of Directors for a three-year term.

	Patrick P. Fourteau	Jon S. Saxe
Votes "For"	31,470,361 shares	26,603,106 shares
Votes "Withheld"	597,043 shares	5,464,298 shares

        Mr. Fourteau and Mr. Saxe will serve until the 2007 annual meeting of stockholders. In addition, the terms of the following directors continued after the meeting: Dr. John N. Kapoor, Mr. Jerry N. Ellis, Mr. Pierre Lapalme and Mr. Patrick J. Zenner.

Proposal 2. To approve the amendment and restatement of the First Horizon 2002 Stock Plan.

Votes "For"	18,576,901 shares
Votes "Against"	9,575,384 shares
Abstain	45,622 shares

        Each of the two proposals were approved by First Horizon's stockholders at the annual meeting.

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

31.1	Certifications of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  The Registrant filed the following Forms 8-K during the quarter ended June 30, 2004:

  (i)
  On April 13, 2004, the Registrant furnished a Form 8-K pursuant to Item 9 regarding Prenate Elite (not incorporated by reference).

  (ii)
  On April 26, 2004, the Registrant furnished a Form 8-K pursuant to Item 12 announcing its financial results for the first quarter ended March 31, 2004 and providing guidance for the second and third quarters of 2004 (not incorporated by reference).

    (iii)
    On May 20, 2004, the Registrant filed a Form 8-K pursuant to Item 9 regarding the entering into a License and Supply Agreement with SkyePharma for exclusive rights to a cardiovascular product (not incorporated by reference).

    (iv)
    On May 20, 2004, the Registrant filed a Form 8-K pursuant to Item 9 regarding the reinitiation of the Registrant's share repurchase program (not incorporated by reference).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON PHARMACEUTICAL CORPORATION (Registrant)
Date: July 30 , 2004	By:	/s/ PATRICK FOURTEAU Patrick Fourteau President and Chief Executive Officer (principal executive officer)
Date: July 30, 2004	By:	/s/ DARRELL BORNE Darrell Borne Chief Financial Officer, Treasurer, and Secretary (principal accounting and financial officer)

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