Form 10-Q
period 2004-09-30
FIRST HORIZON PHARMACEUTICAL CORP
filed 2004-10-29
CIK 1106773

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[MARK ONE]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004 or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒    No ☐

        As of October 21, 2004, there were 35,390,029 shares of the registrant's common stock outstanding.

FIRST HORIZON PHARMACEUTICAL CORPORATION
FORM 10-Q
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FIRST HORIZON PHARMACEUTICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,635	$33,722
Marketable securities	159,387	9,996
Accounts receivable, net of allowance for doubtful accounts, discounts and contractual adjustments of $463 and $546 at September 30, 2004 and December 31, 2003 respectively	16,443	15,681
Inventories	11,426	11,188
Income taxes receivable	—	4,839
Current deferred tax assets	2,763	3,005
Other current assets	6,768	2,470

Total current assets	251,422	80,901
Property and equipment, net	2,731	2,830
Other assets:
Intangibles, net	228,799	240,356
Deferred tax assets	—	333
Other assets	10,173	733

Total other assets	238,972	241,422
Total assets	$493,125	$325,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,901	$5,661
Accrued expenses	14,987	13,210

Total current liabilities	25,888	18,871
Long-term liabilities:
Convertible debt	150,000	—
Deferred tax liabilities	3,012	—
Other long-term liabilities	616	505

Total liabilities	179,516	19,376
Stockholders' equity:
Preferred stock, 1,000,000 shares authorized and none outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,389,967 and 35,595,442 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	35	36
Additional paid-in capital	279,249	288,666
Retained earnings	34,752	16,761
Accumulated other comprehensive (loss) income	(427)	314

Total stockholders' equity	313,609	305,777
Total liabilities and stockholders' equity	$493,125	$325,153

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	For The Quarter Ended September 30,		For The Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenues	$41,559	$24,722	$109,567	$58,175
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	8,895	3,392	21,295	13,417
Selling, general and administrative expense	16,699	11,773	46,287	44,323
Depreciation and amortization	4,330	4,067	12,600	12,369
Impairment charge	—	—	—	4,152
Research and development expense	479	156	1,023	1,614

Total operating costs and expenses	$30,403	$19,388	$81,205	$75,875

Operating income (loss)	11,156	5,334	28,362	(17,700)

Other income (expense):
Interest expense	(756)	(31)	(1,720)	(151)
Interest income	1,219	76	2,500	305
Other	—	—	(11)	9

Total other income	$463	$45	$769	$163

Income (loss) before provision for income taxes	11,619	5,379	29,131	(17,537)
(Provision) benefit for income taxes	(4,184)	(1,939)	(11,140)	6,194

Net income (loss)	$7,435	$3,440	$17,991	$(11,343)
Other comprehensive income (loss)	$758	$(74)	$(741)	$92

Comprehensive income (loss)	$8,193	$3,366	$17,250	$(11,251)

Net income (loss) per common share:
Basic earnings (loss) per common share	$0.21	$0.10	$0.50	$(0.32)

Diluted earnings (loss) per common share	$0.20	$0.10	$0.49	$(0.32)

Weighted average common shares outstanding:
Basic	35,767	34,953	35,870	35,033

Diluted	36,749	35,491	36,930	35,033

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For The Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$17,991	$(11,343)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,600	12,369
Impairment charge	—	4,152
Non-cash interest expense	208	21
Deferred income tax provision	4,000	909
Non-cash compensation expense	—	207
Reduction in taxes payable—stock option exercises	2,591	327
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(762)	1,857
Inventories	(238)	5,182
Other current assets	(3,935)	(1,215)
Income taxes receivable	4,839	(7,952)
Accrued expenses and other	1,888	(12,747)
Accounts payable	5,240	(5,762)

Net cash provided by (used in) by operating activities	44,422	(13,995)
Cash flows from investing activities:
Purchase of marketable securities	(150,451)	—
Advance payments for product licenses	(5,296)	—
Purchase of property and equipment	(644)	(1,174)

Net cash used in investing activities	(156,391)	(1,174)
Cash flows from financing activities:
Capitalized financing costs incurred	(5,015)	(245)
Repurchase of common stock	(17,960)	(3,004)
Proceeds from long-term debt	150,000	—
Principal payments on long-term debt	—	—
Net proceeds from issuance of common stock	5,951	939

Net cash provided by (used in) financing activities	132,976	(2,310)
Effect of foreign exchange rates on cash	(94)	92
Net change in cash and cash equivalents	20,913	(17,387)
Cash and cash equivalents, beginning of period	33,722	47,409

Cash and cash equivalents, end of period	$54,635	$30,022

Supplemental Cash Flow Information:
Cash paid for taxes	$4,230	$4,836

Cash paid for interest	$1,351	$101

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.
Basis of Presentation

        The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which management considers necessary for fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods. Certain footnote disclosures normally included in financial statements prepared according to accounting principles generally accepted in the United States of America have been condensed or omitted from these interim financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results for the full year. The interim results should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-30123).

2.
New Accounting Pronouncements

        In October 2004, the Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share" ("EITF 04-8"), which requires all shares that are contingently issuable under the Company's outstanding convertible notes to be considered outstanding for its diluted earnings per share computations, if dilutive, using the "if converted" method of accounting from the date of issuance. Currently these shares are only included in the diluted earnings per share computation if the Company's common stock price has reached certain conversion trigger prices. EITF 04-8 also requires the Company to retroactively restate its prior periods diluted earnings per share. EITF 04-8 is expected to be effective for periods ending after December 15, 2004. When adopted, EITF 04-8 will have no impact on the Company's diluted earnings per share for the three and nine months ended September 30, 2003 but it will reduce the Company's diluted earnings per share by $0.02 for the three months ended September 30, 2004 and by $0.04 for the nine months ended September 30, 2004.

        In March 2004, the EITF reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method or the equity method. The application of this guidance should be used to determine when an investment is considered impaired, whether an impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance for evaluating whether an investment is other-than-temporarily impaired is effective for evaluations made in reporting periods beginning after June 15, 2004. The application of this consensus did not have a material impact on the Company's results of operations or financial position.

        In March 2004, the FASB issued a proposed standard entitled "Share-Based Payment—An Amendment of FAS Nos. 123 and 95." The proposed rules will eliminate the disclosure-only election under FAS 123 and require the recognition of compensation expense for stock options and other forms of equity compensation based on the fair value of the instruments on the date of grant. The FASB currently expects to issue a final standard in late 2004, which is slated to be effective for the third quarter 2005 for the Company. See Note 3 for the quarterly disclosures of the pro forma dilutive impact on net income and earnings per share of expensing stock options based on the Black-Scholes model.

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

        During December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" ("SAB No. 104"), which supercedes SAB No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by SAB No. 104. The issuance of SAB No. 104 did not impact the Company's accounting policy for revenue recognition.

        During December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106" ("SFAS No. 132"). SFAS No. 132 revises disclosure requirements about pension plans and other postretirement benefit plans. SFAS No. 132 does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. In addition, the various elements of pension and other postretirement benefit costs must be disclosed on a quarterly basis. The annual disclosure provisions of SFAS No. 132 generally are effective for fiscal years ending after December 15, 2003, while the interim disclosure provisions are effective for interim periods beginning after December 15, 2003. The adoption of SFAS No. 132 did not have a material impact on the Company's financial condition or results of operations.

3.
Stock Options

        The Company applies Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock options issued to employees. Accordingly, the Company records compensation expense for any stock option grants with exercise prices lower than fair value, recognized ratably over the vesting period.

        Had compensation costs for the Company's stock options been determined using the Black Scholes option-pricing models prescribed by SFAS No. 123, "Accounting for Stock Based Compensation," the

Company's pro forma net income (loss) per common share would have been reported as follows (in thousands, except per share data):

	For The Quarter Ended September 30,		For The Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$7,435	$3,440	$17,991	$(11,343)
Deduct:
Total stock-based employee compensation expense determined under fair value basis for all awards, net of related tax effects	(661)	(379)	(1,908)	(1,106)

Pro forma	$6,774	$3,061	$16,083	$(12,449)

Net income (loss) per common share-basic:
As reported	$0.21	$0.10	$0.50	$(0.32)
Pro forma	$0.19	$0.09	$0.45	$(0.36)
Net income (loss) per common share-diluted:
As reported	$0.20	$0.10	$0.49	$(0.32)
Pro forma	$0.18	$0.09	$0.44	$(0.36)

        The weighted average fair value per share of stock options granted during the nine months ended September 30, 2004 and 2003 is estimated at $14.72 and $4.88, respectively. The value of the stock options is estimated on the date of the grant using the following weighted average assumptions:

	2004	2003
Risk-free interest rate	3.38%	3.06%
Expected dividend yield	—	—
Expected lives	5 years	5 years
Expected volatility	123.79%	134.61%

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

5.
Marketable Securities

        The Company classifies its existing marketable securities as available-for-sale. All available-for-sale securities are considered current, as the Company has the ability to use them for current operating and investing purposes. There were no realized gains or losses in the three or nine months ended September 30, 2004. At September 30, 2004, the Company had total net unrealized losses from marketable securities of $1.0 million.

        The carrying amount of available-for-sale securities and their approximate fair values at September 30, 2004 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal agency obligations	$97,119	$24	$(642)	$96,501
Corporate bonds	63,316	11	(441)	62,886

Total	$160,435	$35	$(1,083)	$159,387

6.
Inventories

        Inventories consist of purchased pharmaceutical products and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method, and market is considered to be net realizable value. Inventories consist of finished product and bulk product awaiting processing and packaging into finished product. At September 30, 2004, the Company had an allowance for excess and obsolete inventory of $1.7 million compared to $2.4 million at December 31, 2003. Inventories at September 30, 2004 and December 31, 2003 consisted of (in thousands):

	September 30, 2004	December 31, 2003
Bulk product	$3,949	$6,050
Finished product	7,477	5,138

	$11,426	$11,188

7.
Samples

        Samples primarily consist of product samples used in the sales and marketing efforts of the Company's products. Samples are expensed upon distribution, as a selling expense. Sample inventories at September 30, 2004 and December 31, 2003 were $1.3 million and $0.8 million, respectively, and are included in other current assets.

8.
Other Assets

        Other assets at September 30, 2004 and December 31, 2004 consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Capitalized finance costs (See Note 16)	$4,716	$145
Advance payment for product licenses	5,296	—
Deposits	161	588

	$10,173	$733

        During the second quarter of 2004, the Company announced an agreement with SkyePharma PLC granting the Company the exclusive license to market and distribute a cardiovascular product in the United States. The agreement requires the Company to pay $5.0 million to SkyePharma PLC upon signing the agreement and up to an additional $15.0 million is payable thereafter—all of which are contingent upon milestones related to the U.S. Food and Drug Administration ("FDA") approval. The product has been submitted to the FDA for approval, which the Company expects to receive by the end of 2004. The Company intends to begin marketing and distribution shortly after receipt of the FDA approval.

9.
Accrued Expenses

        Accrued expenses at September 30, 2004 and December 31, 2003 consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Employee compensation and benefits	$2,223	$1,982
Product returns	1,602	3,813
Sales deductions	7,046	4,287
Assumed liabilities—product acquisitions	12	824
Royalties	1,215	546
Accrued interest	160	—
Accrued income taxes	353	—
Other	2,376	1,758

	$14,987	$13,210

10.
Earnings Per Share

        Below is the calculation of basic and diluted net income (loss) per share (in thousands except per share data):

	For The Quarter Ended September 30,		For The Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$7,435	$3,440	$17,991	$(11,343)
Other comprehensive income (loss)	758	(74)	(741)	92

Comprehensive income (loss)	$8,193	$3,366	$17,250	$(11,251)

Weighted average common shares outstanding-basic	35,767	34,953	35,870	35,033
Diluted effect of stock options	982	538	1,060	—

Weighted average common shares outstanding-diluted	36,749	35,491	36,930	35,033

Basic earnings (loss) per common share:	$0.21	$0.10	$0.50	$(0.32)

Diluted earnings (loss) per common share:	$0.20	$0.10	$0.49	$(0.32)

        For the quarter and nine months ended September 30, 2004, there were 363,699 and 386,849 potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive. The convertible debt could also be converted into 6,772,005 shares of common stock in the future, subject to certain contingencies outlined in Footnote 16. Because such contingencies were not fulfilled, the convertible debt was not considered in the calculation of diluted income per common share.

11.
Impairment Charge

        In the second quarter of 2003, the Company formulated a new sales and marketing strategy upon the Company hiring Mr. Patrick Fourteau as its President and Chief Operating Officer. This new strategy resulted in the discontinuation of the pursuit of a line extension for Cognex as well as the subsequent plans to promote the product. As part of this new strategy, using market research, the Company updated its forecasts of Cognex sales projections to reflect a life cycle through June 2013, the period of time that the Company expects it will continue to sell the product. As a result, the estimated useful life of Cognex was decreased from a remaining life of 17 years to 10 years, and using the estimated future undiscounted cash flows over the useful life of the product, the intangible asset related to Cognex was not projected to be recoverable.

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

12.
Intangible Assets

        The following table reflects the components of intangible assets as of September 30, 2004 (in thousands):

	Gross Amount	Accumulated Amortization	Impairment Charge	Net Amount	Weighted Average Life
Licensing rights	$244,715	$(35,349)	$(4,152)	$205,214	20 years
Trade names	11,060	(1,601)	—	9,459	20 years
Contracts	8,300	(4,417)	—	3,883	5 years
Supply/Distribution agreements	11,490	(3,832)	—	7,658	1 to 10 years
Other intangibles	3,082	(497)	—	2,585	20 years

Total	$278,647	$(45,696)	$(4,152)	$228,799	19 years

        The following table reflects the components of intangible assets as of December 31, 2003 (in thousands):

	Gross Amount	Accumulated Amortization	Impairment Charge	Net Amount	Weighted Average Life
Licensing rights	$244,415	$(26,287)	$(4,152)	$213,976	20 years
Trade names	11,060	(1,186)	—	9,874	20 years
Contracts	8,300	(3,172)	—	5,128	5 years
Supply/Distribution agreements	11,490	(2,821)	—	8,669	1 to 10 years
Other intangibles	3,082	(373)	—	2,709	20 years

Total	$278,347	$(33,839)	$(4,152)	$240,356	19 years

        The amortization expense related to the intangible assets was $4.0 million for the three months ended September 30, 2004 and $11.9 million for the nine months ended September 30, 2004. Amortization is calculated on a straight-line basis over the estimated useful life of the intangible asset. Estimated annual amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year Ended December 31,	Amount
2004	$15,724
2005	$15,536
2006	$15,432
2007	$14,127
2008	$13,876
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

        The following presents revenues for prescription products by area of treatment (in thousands):

	For The Quarter Ended September 30,		For The Nine Months Ended September 30,
	2004	2003	2004	2003
Cardiovascular	$23,239	$8,352	$58,234	$24,918
Women's Health/Pediatrics	15,049	12,828	38,866	28,022
Non Promoted	3,271	3,542	12,467	5,235

Net Revenues	$41,559	$24,722	$109,567	$58,175

14.
Share Repurchase Program

        On July 8, 2002, the Company announced a share repurchase program. This program authorized the repurchase of up to $8.0 million in common stock until July 5, 2003. Through July 5, 2003, the Company repurchased 823,400 shares of its common stock at an aggregate cost of approximately $2.1 million. On August 25, 2003, the Company's Board of Directors authorized the repurchase of up to an additional $7.9 million of common stock and extended the repurchase program to August 31, 2004. In September 2003, the Company repurchased 162,225 shares of common stock at an aggregate cost of approximately $1.0 million. Through December 31, 2003, the Company had repurchased a total of 985,625 shares of common stock at an aggregate cost of approximately $3.1 million. During the six months ended June 30, 2004, the Company repurchased a total of 260,000 shares of common stock at an aggregate cost of approximately $4.6 million. All of these shares were retired.

        In July 2004, the Company's Board of Directors authorized a $20.0 million share repurchase program. The new program, which authorizes the repurchase of up to $5 million of common stock per quarter, became effective on August 3, 2004, terminating and replacing the $10.0 million share repurchase program authorized by the Company's Board of Directors in fiscal 2002. The share repurchase program will expire in August 2005.

        In the third quarter of 2004, as part of the new share repurchase program, the Company's Board of Directors increased the per quarter repurchase cap and authorized the Company to repurchase a total of 731,580 shares of common stock, inclusive of the 500,000 shares of common stock repurchased from one of Dr. Kapoor's family partnerships, at an aggregate cost of approximately $13.4 million. These shares have been retired.

15.
Credit Agreement

        On February 11, 2003, the Company entered into a Credit Agreement for a $20.0 million senior secured revolving credit facility with various lenders and LaSalle Bank National Association, as Administrative Agent. Borrowings may be used for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company's assets. Borrowings bear interest, at the Company's option, at (i) the base rate in effect from time to time plus an applicable margin or (ii) the Eurodollar rate, plus an applicable margin. The applicable margin will vary depending upon the Company's leverage ratio in effect from time to time. The revolving facility matures on February 11, 2006. The revolving loan contains various covenants, including covenants relative to maintaining financial ratios and earnings levels, limitations on acquisitions, dispositions, mergers and capital expenditures, limitations on incurring additional indebtedness and a prohibition on payment of dividends and certain issuances of our capital stock. As of September 30, 2004, the Company was in compliance with all financial covenants of the Credit Agreement. As of September 30, 2004, there was no outstanding balance on the Credit Agreement. For the quarter and nine months ended September 30, 2004, there were no borrowings or repayments under the Credit Agreement.

16.
Long-term Debt

        In March 2004, the Company issued a total of $150.0 million of its 1.75% senior subordinated contingent convertible notes due in 2024 in transactions that were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act. The notes are due March 8, 2024 and accrued interest is payable semi-annually in arrears on March 8 and September 8 of each year, commencing on September 8, 2004. In addition to the interest on the notes, after March 8, 2007, the Company will also pay contingent interest during specified six-month periods if the average trading price of the notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum. As this contingent interest feature is based on the underlying trading price of the notes, the contingent interest qualifies as an embedded derivative. As of September 30, 2004, management determined that the fair value of this contingent interest embedded derivative is not material. The net proceeds from this issuance, after deducting offering expenses, were approximately $145.4 million. Financing costs of $4.6 million were incurred with the issuance which are being amortized on a straight line basis over the life of the notes and are included in other assets in the consolidated balance sheet.

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

        In connection with the issuance of the notes, on March 25, 2004 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register for resale of 6.8 million shares of the Company's common stock issuable, subject to anti-dilution adjustments, upon conversion of the notes. The registration statement became effective during the second quarter of 2004.

17.
Commitments and Contingencies

        A lawsuit was filed in the U.S. District Court for the Northern District of Georgia on August 22, 2002 (which was consolidated with two subsequent lawsuits based upon substantially the same allegations) against the Company, all members of the Company's Board of Directors, certain former and current officers, and the Company's underwriters for its public offering completed on April 24, 2002. The consolidated lawsuit sought to be certified as a class action lawsuit. The consolidated amended complaint generally alleged that the Company issued a series of materially false and misleading statements to the market in connection with the Company's public offering on April 24, 2002 and thereafter relating to alleged "channel stuffing" activities. The amended complaint asserted that the defendants violated Sections 11 and 12(a)(2) of the Securities Act of 1933. The amended complaint further alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The amended complaint also alleged controlling person liability on behalf of certain of the Company's officers under Section 15 of the Securities Act and Section 20 of the Securities Exchange Act.

        Plaintiffs in this consolidated class action lawsuit sought unspecified compensatory damages in an amount to be proven at trial. The Company denied the claims made in the lawsuit and filed a motion to dismiss the claims. On September 29, 2004, the U.S. District Court for the Northern District of Georgia dismissed, without prejudice, the class action lawsuit. Although the class action lawsuit was dismissed, the court granted the plaintiffs the right to refile their class action lawsuit provided that the plaintiffs pay all of the defendants' fees and costs associated with filing the motions to dismiss the class action lawsuit. As of October 29, 2004, the plaintiffs had not refiled their lawsuit. If the lawsuit is refiled, the Company intends to vigorously defend against any claims made.

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

Results of Operations

        Net Revenues.    Net revenues for the quarter ended September 30, 2004 increased $16.9 million or 68% to $41.6 million, as compared to $24.7 million for the quarter ended September 30, 2003. Net revenues for the nine months ended September 30, 2004 increased $51.4 million or 88% to $109.6 million, as compared to $58.2 million for the nine months ended September 30, 2003. Net revenues increased for the quarter and nine month period as a result of an increase in our sales due to a growth in our sales force, significant hospital and prescription growth, recent managed care plan additions and increased sales from the Sular, Nitrolingual and Prenate Elite product lines.

        In late 2002, our wholesaler customers purchased what we believe to be excessive levels of inventory of our products in anticipation of future price increases. This adversely impacted our sales in the first half of 2003. As a result of limiting shipments to wholesalers in the first half of 2003 and thereby attempting to reduce the amount of inventory held by the wholesalers, unit sales decreased 29% from the first half of 2002 compared to the first half of 2003.

        Prior to developing systems in 2003, we first learned of the wholesalers increasing the trade levels of inventory in mid-December 2002 upon receiving the IMS Health Pipeline Report, which was a report provided by IMS Health Incorporated that provides information on inventory levels held by certain major wholesalers. This report indicated that wholesaler inventory levels were higher than we expected. This additional inventory was purchased by the wholesalers prior to our January 2003 product price increases, allowing these wholesaler customers to increase the prices they charge their retail customers in the first quarter of 2003, thereby improving their margins for these products. In response, in the second and third quarters of 2003, we entered into inventory management agreements with our three largest wholesale customers to encourage the wholesaler's to maintain on average one month of inventory. Trade levels of our promoted products were approximately one month at September 30, 2004.

        Net revenues for the nine months ended September 30, 2003, also include a decrease of $3.4 million for an accrual for estimated future returns of the Tanafed Suspension and Tanafed DM products which we discontinued in April 2003.

Product Overview

	Change in total dispensed prescriptions for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003(a)	Change in new dispensed prescriptions for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003(a)
Sular	+14.2%	+27.0%
Nitrolingual(b)	+2.0%	+4.4%
Prenate line(c)	N/A	N/A
Tanafed line	(33.5)%	(35.7)%
Robinul line	+0.5%	(2.8)%
Ponstel	(11.9)%	(10.9)%

(a)
Source: IMS Health's National Prescription Audit Plus™ data.

(b)
We believe that IMS data does not capture prescriptions of Nitrolingual from some of the non-retail channels and prescription trends in the non-retail channel which may have a significant impact on the reported change.

(c)
Prenate Elite was launched in April 2004, as a result comparative data is not available for 2003.

        Net revenues of Sular were $17.1 million and $44.1 million for the quarter and nine months ended September 30, 2004, respectively, compared to $4.5 million and $14.2 million for the quarter and nine months ended September 30, 2003, respectively. The increase was primarily a result of total prescription growth, significant hospital growth and the impact of recent managed care plan additions.

        Net revenues of the promoted Women's Health/Pediatric products (namely Prenate Elite, Ponstel, the Robinul line and the Tanafed line), were $15.0 million and $38.9 million for the quarter and nine months ended September 30, 2004 compared to $12.8 million and $28.0 million for the quarter and nine months ended September 30, 2003. The increase was primarily a result of total prescription growth, significant hospital growth and the impact of recent managed care plan additions.

        In March 2004, we announced that we were launching Prenate Elite, the next generation of the Prenate line of prenatal vitamins. We began promoting and selling Prenate Elite in April 2004. Net revenues of Prenate Elite were $5.0 million for the quarter ended September 30, 2004. Prenate Elite has captured a market share of 11.1% of new prescriptions and 8.5% of total prescriptions as of September 30, 2004 (Source: IMS Health's National Prescription Audit Plus™ data), reinforcing our belief that its principal component, Metafolin®, offers greater opportunity for folate metabolism and subsequent absorption over folic acid. Net revenues of Prenate GT and Prenate Advance were $4.7 million for the quarter ended September 30, 2003.

        Cost of Revenues.    Cost of revenues for the quarter ended September 30, 2004 were $8.9 million compared to $3.4 million for the quarter ended September 30, 2003. Cost of revenues for the nine months ended September 30, 2004 were $21.3 million compared to $13.4 million for the nine months ended September 30, 2003. As a result of a change in our sales forecast, cost of revenues for the nine months ended September 30, 2003 included an increased allowance for obsolete and excess inventory of $3.5 million. These charges were primarily for our non-promoted products, excess Sular and Tanafed inventory and short dated Prenate GT inventory. Cost of revenues for the nine months ended September 30, 2004 do not include a comparable allowance for obsolete and excess inventory.

        Gross Margin.    Gross margin for the quarter ended September 30, 2004 was 79% compared to 86% for the quarter ended September 30, 2003. Gross margin for the nine months ended

September 30, 2004 was 81% compared to 77% for the nine months ended September 30, 2003. Approximately ten percentage points of this increase in gross margin percentage for the nine months ended September 30, 2004 resulted from the increased allowance for obsolete and excess inventory recorded in 2003. Also affecting gross margin for the quarter and nine months ended September 30, 2004 was a change in product sales mix, as well as increased sales under recent managed care plan additions.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $4.9 million, or 42%, to $16.7 million for the quarter ended September 30, 2004, compared to $11.8 million for the quarter ended September 30, 2003. Selling, general and administrative expenses increased $2.0 million, or less than 1%, to $46.3 million for the nine months ended September 30, 2004, compared to $44.3 million for the nine months ended September 30, 2003. This increase is primarily related to the increase in sales force, increased accounting fees related to the Sarbanes-Oxley requirements, as well as increased royalties related to the increased sales. This increase was partially offset by lower selling expenses resulting from the Company's revised strategy and operating plan.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $0.2 million, or 4.9%, to $4.3 million for the quarter ended September 30, 2004, compared to $4.1 million for the quarter ended September 30, 2003. Depreciation and amortization expense increased $0.2 million, or 2%, to $12.6 million for the nine months ended September 30, 2004 compared to $12.4 million for the nine months ended September 30, 2003.

        Impairment Charge.    In the second quarter of 2003, we revised our revenue forecast for all of our products and evaluated the remaining estimated useful lives of our intangible assets. As a result, we changed the remaining estimated useful life of our Cognex intangible assets from 17 years to 10 years. An analysis of the projected undiscounted cash flows for all intangibles was performed as required by SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The analysis of the projected undiscounted cash flows for Cognex indicated that the carrying value of the asset was not recoverable over the revised remaining useful life of the asset. We estimated the fair market value of the Cognex assets. Based on the estimated fair market value, we determined that the carrying value of the Cognex licensing rights was in excess of the fair value and an impairment charge of $4.2 million was recorded.

        Research and Development Expense.    Research and development expense increased $0.3 million to $0.5 million for the quarter ended September 30, 2004, compared to $0.2 million for the quarter ended September 30, 2003. Research and development expense decreased $0.6 million to $1.0 million for the nine months ended September 30, 2004 compared to $1.6 million for the nine months ended September 30, 2003. The decrease in expense is primarily a result of costs incurred in 2003 associated with manufacturing transfers for our Ponstel, Cognex and Furadantin products and development costs for the Prenate line. Research and development expenses for the nine months ended September 30, 2004 do not include comparable expenses.

        In late 2002, the U.S. Food and Drug Administration, or the FDA, issued a notice about various cough and cold combination products, which requires us to obtain FDA approval of our Tanafed products before January 1, 2005 in order to be able to thereafter continue to market and sell these products as prescription products. We have not yet determined the estimated cost to obtain FDA approval. We continue to evaluate our strategy for our Tanafed products, which may include incurring significant developmental expenses to obtain FDA approval or may involve marketing Tanafed products as non-prescription products, which could have a material adverse effect on net revenues and profit margins for the Tanafed product line.

        Interest Expense.    Interest expense was $0.8 million and $1.7 million for the quarter and nine months ended September 30, 2004, respectively, compared to $0.03 million and $0.2 million for the quarter and nine months ended September 30, 2003, respectively. The increase is due to the issuance of a total of $150.0 million, 1.75% senior subordinated contingent convertible notes in March 2004. For the quarter and nine months ended September 30, 2003, the Company had no debt outstanding.

        In March 2004, we issued a total of $150.0 million, 1.75% contingent convertible senior subordinated notes. The notes are due March 8, 2024 and accrued interest is payable semi-annually in arrears on March 8 and September 8 of each year, commencing on September 8, 2004. In addition to the interest on the notes, after March 8, 2007, we will also pay contingent interest during specified six-month periods if the average trading price of the notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum. The net proceeds from this issuance after deducting offering expenses were approximately $145.4 million.

        The holders of the convertible notes may convert the notes into shares of our common stock at a conversion rate of 45.1467 shares per $1,000 principal amount of the notes, which is equivalent to a conversion price of $22.15 per share, subject to anti-dilution adjustments, before the close of business on March 8, 2024. Holders may convert their convertible notes only under the following circumstances: (1) during any calendar quarter commencing after June 30, 2004, if the closing sales price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) if the notes have been called for redemption; (3) during the five trading day period immediately following any nine consecutive trading day period in which the trading price of the notes per $1,000 principal amount for each day of that period was less than 95% of the product of the closing price of our common stock and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes; or (4) the occurrence of specified corporate transactions.

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

        Interest Income.    Interest income was $1.2 million and $2.5 million for the quarter and nine months ended September 30, 2004, respectively, compared to $0.1 million and $0.3 million for the quarter and nine months ended September 30, 2003. The increase in interest income for the three and nine month period ended September 30, 2004 is primarily due to a higher average cash and marketable securities balances as a result of the proceeds from the issuance of the contingent convertible senior subordinated notes in March 2004.

        (Provision) Benefit for Income Taxes.    Income taxes were provided for at a rate of 36.0% for the quarter ended September 30, 2004 and 38.2% for the nine months ended September 30, 2004, compared to 36.0% for the three months ended September 30, 2003 and 35.3% for the nine months ended September 30, 2003. The increase in the effective rate for the nine month ended September 30, 2004 is due to the change in the ratio of non-deductible expenses to pre-tax income, as well as an increase in the state tax rate as the result of a change in the mix of states where our sales occurred.

Liquidity and Capital Resources

        Our liquidity requirements arise primarily from debt service, working capital requirements, product development activities and funding of acquisitions. We have met these cash requirements through cash from operations, borrowings for product acquisitions and the issuance of common stock.

        Our cash and cash equivalents were $54.6 million at September 30, 2004. Net cash provided by operating activities for the nine months ended September 30, 2004 was $44.4 million. This providing of cash was the result of the net income of $18.0 million, non-cash depreciation and amortization expense of $12.6 million, non-cash tax expense of $6.6 million, non-cash interest expense of $0.2 million, decrease in income tax receivable of $4.8 million and the increase in accounts payable and accrued expenses of $7.1 million. Partially offsetting the provision of cash from operations were increases in accounts receivable of $0.8 million, increases in inventory of $0.2 million, and increases in other current assets of $3.9 million.

        Our cash and cash equivalents were $30.0 million at September 30, 2003. Net cash used in operating activities for the nine months ended September 30, 2003 was $14.0 million. The use of cash was the result of the net loss of $11.3 million, decrease in accounts payable and accrued expenses of $18.5 million, increase in other current assets of $1.2 million, and increase in income tax receivable of $8.0 million. Partially offsetting the use of cash from operations were non-cash depreciation and amortization expense of $12.4 million, an impairment charge of $4.2 million, non-cash tax expense of $1.2 million, non-cash compensation expense of $0.2 million, decrease in accounts receivable of $1.8 million and decrease in inventories of $5.2 million.

        We maintain supply agreements with third party suppliers for most of our products. Some of these supply agreements contain minimum purchase requirements. For most of these supply agreements, we believe that our inventory requirements and related purchases of inventory will exceed the minimum purchase requirement in 2004. In those cases in which we do not believe our purchases will exceed the minimum purchase requirements, we are seeking to negotiate waivers or modifications of the minimum purchase requirements.

        Recent regulatory developments affecting our Tanafed line could affect our liquidity requirements. In late 2002, the FDA issued a notice about various cough and cold combination products, which requires that us to obtain FDA approval of our Tanafed products before January 1, 2005 in order to be able to thereafter continue to market and sell these products as prescription products. We have not yet determined the estimated cost to obtain FDA approval. We continue to evaluate our strategy for our Tanafed products, which may include incurring significant developmental expenses to obtain FDA approval or may involve marketing Tanafed products as non-prescription products, which could have a material adverse effect on net revenues and profit margins for the Tanafed product line.

        Net cash used in investing activities for the nine months ended September 30, 2004 was $156.4 million. The uses of this cash was for the purchases of marketable securities of $150.5 million, the purchases of product licenses of $5.3 million and the purchases of property and equipment of $0.6 million. During the second quarter of 2004, we announced an agreement with SkyePharma PLC, granting us the exclusive license to market and distribute a cardiovascular product in the United States. The agreement requires us to pay $5.0 million to SkyePharma PLC upon signing the agreement and up to an additional $15.0 million is payable thereafter-all of which are contingent upon milestones related to FDA approval. The product has been submitted to the FDA for approval, which we expect to receive by the end of 2004. We intend to begin marketing and distribution shortly after receipt of the FDA approval.

        Net cash used in investing activities for the nine months ended September 30, 2003 was $1.2 million. The use of this cash was primarily for purchases of software and computer equipment.

        Net cash provided by financing activities was $133.0 million for the nine months ended September 30, 2004. The providers of cash were the issuance of $150 million in convertible debt in March 2004, as well as proceeds of $6.0 million from the exercise of common stock options. Partially offsetting this net cash provided was $5.0 million in capitalized financing costs and $18.0 million in stock repurchases.

        Net cash used in financing activities was $2.3 million for the nine months ended September 30, 2003. The use of this cash was $3.0 million to repurchase shares of our outstanding common stock under our share repurchase program and $0.2 million in fees paid to obtain the credit facility through LaSalle Bank N.A., partially offset by $0.9 million in proceeds from the exercise of common stock options.

        As of September 30, 2004, there were no borrowings or repayments under the Credit Agreement. At September 30, 2004, we were in compliance with the financial covenants of this credit facility.

        We believe that our cash and cash equivalents and cash which we expect to generate from operations will be adequate to fund our current working capital requirements for at least the next 12 months. However, in the event that we make significant acquisitions in the future, we may be required to raise additional funds through additional borrowings or the issuance of debt or equity securities.

        In March 2004, we issued a total of $150.0 million, 1.75% contingent convertible senior subordinated notes. The notes are due March 8, 2024 and accrued interest is payable semi-annually in arrears on March 8 and September 8 of each year, commencing on September 8, 2004. In addition to the interest in the notes, after March 8, 2007, we will also pay contingent interest during specified six-month periods if the average trading price of the notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum. The net proceeds from this issuance after deducting offering expenses were approximately $145.4 million.

        The holders of the convertible notes may convert the notes into shares of our common stock at a conversion rate of 45.1467 shares per $1,000 principal amount of the notes, which is equivalent to a conversion price of $22.15 per share, subject to anti-dilution adjustments, before the close of business on March 8, 2024. Holders may convert their convertible notes only under the following circumstances: (1) during any calendar quarter commencing after June 30, 2004, if the closing sales price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) if the notes have been called for redemption; (3) during the five trading day period immediately following any nine consecutive trading day period in which the trading price of the notes per $1,000 principal amount for each day of that period was less than 95% of the product of the closing price of our common stock and the number of shares of our common stock issuable upon conversion of $1,000 principal amount of the notes; or (4) the occurrence of specified corporate transactions.

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

        On February 11, 2003, we entered into a Credit Agreement for a $20 million senior secured revolving credit facility with various lenders and LaSalle Bank National Association, as Administrative Agent. Subject to the satisfaction of certain borrowing base requirements, we may from time-to-time borrow monies under the revolving facility for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of our assets. Borrowings bear interest at our option at the base rate in effect from time to time plus an applicable margin or the Eurodollar rate, plus an applicable margin. The applicable margin will vary dependent upon our leverage ratio in effect from time-to-time. As of September 30, 2004, we had no borrowings outstanding under this facility. The revolving facility, as amended, matures on August 11, 2006. Fees payable under the revolving facility include a one-time commitment fee of 0.685% of the stated amount of the facility, an unused commitment fee based on funds committed but not borrowed under the revolving facility at rates which vary dependent upon our leverage ratio in effect from time-to-time and letter of credit fees equal to 0.25% per annum of the face amount of letters of credit issued and outstanding under the revolving facility. The revolving facility may be prepaid from time-to-time or terminated at our discretion without penalty.

        The revolving loan contains various restrictive covenants, including covenants relating to maintaining financial ratios and earnings levels, limitations on acquisitions, dispositions, mergers and capital expenditures, limitations on incurring additional indebtedness and a prohibition on payment of dividends and certain issuances of our capital stock. As of September 30, 2004, we were in compliance with these financial covenants.

Critical Accounting Policies

        We view our critical accounting policies to be those policies which are very important to the portrayal of our financial condition and results of operations, and require management's most difficult, complex or subjective judgments. The circumstances that make these judgments difficult or complex relate to the need for management to make estimates about the effect of matters that are inherently uncertain. We believe our critical accounting policies to be as follows:

  •
  Allowance for doubtful accounts. We are required to estimate the level of accounts receivable recorded in our balance sheet that will ultimately not be paid. Among other things, this assessment requires analysis of the financial strength of our customers, which can be highly subjective, particularly in the recent difficult general economic environment. Our policy is to estimate bad debt expense based on prior experience supplemented by a periodic customer specific review when needed. If we should over or under estimate the level of accounts receivable that will not be paid, there may be a material impact to the financial statements.

  •
  Sales deductions. We provide volume rebates, contractual price reductions with drug wholesalers and insurance companies, and certain other sales related deductions on a regular basis. The exact level of these deductions is not always immediately known and thus we must record an estimate at the time of sale. These amounts are deducted from our gross revenues to determine our net revenues. Our estimates are based on historical experience with similar programs, and since we have a relatively small customer base, customer specific historical experience, product specific information provided by our customers and information obtained from independent sources regarding the levels of inventory being held by our customers is often useful in determining the estimated level of deductions expected to be refunded to our customers when sales incentives are offered. If we should over or under estimate the level of sales deductions, there may be a material impact to the financial statements.

  •
  Product returns. In the pharmaceutical industry, customers are normally granted the right to return product for a refund if the product has not been used prior to its expiration date, which is typically two to three years from the date of manufacture. Our return policy is to allow product returns for products within an eighteen-month window from six months prior to the expiration date and up to twelve months after the expiration date. We believe that we have sufficient data to estimate future returns over the revised time period at the time of sale. Management is required to estimate the level of sales that will ultimately be returned pursuant to our return policy, and record a related reserve at the time of sale. These amounts are deducted from our gross revenues to determine our net revenues. Our estimates take into consideration historical returns of a given product, product specific information provided by our customers and information obtained from independent sources regarding the levels of inventory being held by our customers, as well as overall purchasing patterns by our customers. Changes in market driven purchasing patterns (such as our introduction of an improved version of a product we previously marketed or increased product competition) may also impact the level of product returns. Management periodically reviews the reserves established for returns and adjusts them based on actual experience and other factors. If we should over or under estimate the level of sales that will ultimately be returned, there may be a material impact to the financial statements.

  •
  Liabilities assumed with the acquisition of product rights. In connection with the acquisition of product rights, we assume certain liabilities for returns of product shipped by the seller prior to the acquisition date. At the acquisition date, we estimate the amount of assumed liabilities based on actual sales return data from the seller and includes that amount in the allocation of the total purchase price. We review the estimated liability on a periodic basis. If we over or under estimate the liabilities assumed, there may be a material impact to the financial statements.

  •
  Intangible assets. When we acquire the rights to manufacture and sell a product, we record the aggregate purchase price, along with the value of the product related liabilities we assume, as intangible assets. We use the assistance of valuation experts to help allocate the purchase price to the fair value of the various intangible assets acquired. Then, we estimate the economic useful life of each of these intangible assets in order to amortize our cost as an expense in our statement of operations over the estimated economic useful life of the related asset. The factors that drive the actual economic useful life of a pharmaceutical product are inherently uncertain, and include patent protection, physician loyalty and prescribing patterns, competition by products prescribed for similar indications, future introductions of competing products not yet FDA approved, the impact of promotional efforts and many other issues. We use all of these factors in initially estimating the economic useful lives of our products, and we also continuously monitors these factors for indications of appropriate revisions.

    In assessing the recoverability of its intangible assets, we must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, we must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. We review intangible assets for impairment at least annually and whenever events or changes in circumstances, indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances may include but are not limited to, lack of promotional sensitivity, the introduction of competitive products and changes in government regulations. If we determine that an intangible asset is impaired, a non-cash impairment charge would be recognized. If we incur and impairment loss, there may be a material impact to the financial statements.

  •
  Income taxes. Income taxes are provided under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit or if future deductibility is uncertain.

    Developing the provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. Our judgments and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our income tax liabilities in our consolidated financial statements, adverse determination by these taxing authorities could have a material adverse effect on our financial condition.

  •
  Inventory obsolescence. Our products have shelf lives typically ranging from 24 to 36 months. We must estimate the amount of inventory recorded on the balance sheet that will not be sold prior to expiration. This estimate requires analysis of forecasted demand for products, the promotional focus, amounts of our products currently held by customers and the impact on our products by competing products. If we should over or under estimate the amount of inventory that will not be sold prior to expiration, there may be a material impact to the financial statements.

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

  •
  Sales of Prenate Elite may not be at the levels that we anticipate;

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

  •
  Our supplier can terminate our rights to commercialize Nitrolingual and the smaller size of this product has not met our expectation;

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

  •
  An adverse judgment in our infringement action with Breckenridge Pharmaceutical, Inc. with respect to our Tanafed products, could result in the invalidation of our Tanafed patents, cause us to lose market share for Tanafed products and result in a loss of earnings and profits from Tanafed sales.

  •
  If our products under development fail in clinical studies, if we fail to obtain, or encounter difficulties in obtaining, regulatory approval for new products or new uses of existing products, or if our development agreements are terminated, we will have expended significant resources for no return;

  •
  If the FDA does not approve certain labeling for the cardiovascular product we have licensed from SkyePharma, then our sales of that product may be restricted;

  •
  Our business and products are highly regulated. The regulatory status of some of our products makes these products subject to increased competition and other risks, and we run the risk that we, or third parties on whom we rely, could violate the governing regulations;

  •
  If generic competitors that compete with any of our products are introduced our revenues may be adversely reflected; and

  •
  Some unforeseen difficulties may occur.

        This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our other filings with the Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our operating results and cash flows are subject to fluctuations from changes in foreign currency exchange rates and interest rates. Our purchases of Nitrolingual under our agreement with Pohl-Boskamp and our purchases of Sular product inventory from Bayer are made in Euros. We traditionally have eliminated the risk of foreign currency fluctuations after the time of shipment of product by entering into forward contracts for these purchases of inventory at the time of product shipments. We currently hold Euros in certain European countries. In addition, sales of Cognex in Europe are recognized in Euros. While the effect of foreign currency translations has not been material to our results of operations to date, currency translations on cash held in foreign countries, export sales or import purchases could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies.

        In connection with borrowings under our senior secured revolving credit facility arranged by LaSalle Bank N.A., we should experience market risk with respect to changes in the general level of the interest rates and the effect upon interest expense. Borrowings under this facility bear interest at variable rates. Because such rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, our present exposure to interest rate fluctuations is primarily dependent on rate changes that may occur while borrowings under the senior secured credit facility are outstanding. As of September 30, 2004 there was no debt outstanding under this facility and the facility was not used at any time during the quarter or nine months ended September 30, 2004.

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

        There has not been any change in our internal controls over financial reporting that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        On September 29, 2004, the U.S. District Court for the Northern District of Georgia dismissed, without prejudice, the class action lawsuit filed against us, our Board of Directors, certain of our current and former officers and our underwriters for our initial public offering completed on April 24, 2002. Although the class action lawsuit was dismissed, the court granted the plaintiffs the right to refile their class action lawsuit provided that the plaintiffs pay all of the defendants' fees and costs associated with filing the motions to dismiss the class action lawsuit.

        On April 15, 2004, we filed a patent infringement action against Breckenridge Pharmaceutical, Inc. in the U.S. District Court for the Northern District of Illinois, on the grounds that their product, Duotan PD, infringes the patents for our products, Tanafed DP™ and Tanafed DMX™. In response, on April 21, 2004, Breckenridge filed for declaratory judgment in the U.S. District Court for the Southern District of Florida seeking to invalidate the Tanafed patents. On July 20, 2004, our action was transferred to the U.S. District Court for the Southern District of Florida.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table presents the total number of shares repurchased during the third quarter of fiscal 2004 and the average price paid per share:

Fiscal Period	Plan	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
July 1, 2004 through July 31, 2004	(1)	—	$—	—	$20,000,000
August 1, 2004 through August 31, 2004	(2)	231,580	16.77	231,580	16,117,000
September 1, 2004 through September 30, 2004	(2), (3)	500,000	19.04	500,000	6,597,000
Total Fiscal 2004 Third Quarter		731,580	$18.32	731,580	$6,597,000

(1)
In July 2002, the Company announced a share buyback program to repurchase up to $8.0 million in common stock until July 5, 2003. On August 25, 2003, the Company's Board of Directors extended the share repurchase program to August 31, 2004 and authorized the repurchase of up to an aggregate of $10.0 million of common stock. Effective as of August 3, 2004, the share buyback program was terminated and replaced by a newly adopted share repurchase program. All the shares repurchase under the share buyback program were retired.

(2)
In July 2004, the Company's Board of Directors authorized a $20.0 million share repurchase program. The new program, which authorizes the repurchase of up to $5 million of common stock per quarter, became effective on August 3, 2004 and terminated and replaced the $10.0 million share buyback program then in effect. The share repurchase program will expire in August 2005.

(3)
In the third quarter of 2004, as part of the new share repurchase program, the Company's Board of Directors increased the $5 million per quarter repurchase cap and authorized the Company to repurchase a total of 831,580 shares of common stock, inclusive of the 500,000 shares of common stock repurchased from one of Dr. Kapoor's family partnerships, at an aggregate cost of approximately $13.4 million.

ITEM 6.    EXHIBITS

  31.1
  Certifications of President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2
  Certifications of Chief Financial Officer, Treasurer and Secretary pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1
  Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2
  Certification of Chief Financial Officer, Treasurer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON PHARMACEUTICAL CORPORATION (Registrant)
Date: October 29, 2004	By:	/s/ PATRICK FOURTEAU Patrick Fourteau President and Chief Executive Officer (principal executive officer)
Date: October 29, 2004	By:	/s/ DARRELL BORNE Darrell Borne Chief Financial Officer, Treasurer, and Secretary (principal accounting and financial officer)

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS
SIGNATURES