Form 10-K
period 2004-12-31
FIRST HORIZON PHARMACEUTICAL CORP
filed 2005-03-11
CIK 1106773

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

        Common shares of the registrant outstanding as of February 28, 2005 were 36,088,232. The aggregate market value, as of February 28, 2005, of such common shares held by non-affiliates of the registrant was approximately $474,798,511 based upon the last sales price reported that date on the Nasdaq Stock Market of $16.44 per share. (Aggregate market value estimated solely for the purposes of this report. For purposes of this calculation, all executive officers, directors and 10% stockholders are classified as affiliates.)

DOCUMENTS INCORPORATED BY REFERENCE

        Part III: Portions of Registrant's Proxy Statement to be filed with the Securities and Exchange Commission on or about April 29, 2005 relating to the 2005 Annual Meeting of Stockholders expected to be held on May 31, 2005 are incorporated into Part III of this Form 10-K.

ANNUAL REPORT OF FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

PART I

ITEM 1. BUSINESS

Overview

        First Horizon Pharmaceutical Corporation is a specialty pharmaceutical company that markets and sells brand name prescription products. Our key products focus on two therapeutic categories. We promoted the following products in 2004:

Categories:	Cardiology	Women's Health
Prescription Products:	Sular	Prenate Line
	Nitrolingual	Ponstel
Robinul Line
Tanafed Line

        Our current operating plan focuses on maximizing the sales of our existing products and acquiring companies having products that complement our existing products, accelerating growth by launching line extensions to our current products and acquiring or licensing approved products or late stage development products. We intend to focus our acquisitions on products that fit within our Cardiology and Women's Health categories that will allow us to leverage our existing sales force infrastructure.

        We currently market and sell 12 products through our nationwide sales and marketing force of approximately 360 sales professionals, targeting high-prescribing primary care physicians, cardiologists, obstetricians, gynecologists and pediatricians. The six products set forth above were actively promoted through January 2005 and accounted for approximately 89.6% of our total sales in 2004. As of December 31, 2004, we discontinued the sale of Protuss and Mescolor, two of our non-promoted products, which accounted for approximately 0.3% of our total sales in 2004, due to declining sales. In addition, as a result of generic entries into the marketplace, as of the end of January 2005, we stopped actively promoting our Robinul line, which generated 15.1% of our total sales in 2004, and as of the end of February 2005 our Tanafed Line, which generated approximately 10.6% of our total sales in 2004.

        We were incorporated in Delaware in July 1992 as the surviving corporation of a merger between Century Pharmaceutical Corporation and Horizon Pharmaceutical Corporation. Our principal office is located at 6195 Shiloh Road, Alpharetta, Georgia 30005 and our telephone number is (770) 442-9707. Our corporate Internet address is www.fhrx.com. We do not intend for the information contained on our website to be a part of this Annual Report.

First Horizon Strategy

        Beginning in 1999, we started acquiring and licensing products in order to transform ourselves from a small company with a primary focus on cough, cold and allergy products to a broader based specialty pharmaceutical company. These acquisitions provided us with a product portfolio, a base of revenue and cash flow that we believe we can continue to build upon.

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

        Our current operating plan focuses on maximizing the sales of products in our existing product portfolio. We are implementing this plan in the following four phases:

  •
  first, implementing a lower cost operating model and investing in systems and process improvements;

  •
  second, investing in sales force expansion to improve our reach to high prescribing physicians and to increase our call frequency;

  •
  third, managing the life cycle of our products; and

  •
  fourth, acquiring or licensing products fitting with our existing therapeutic specialty focus.

        Our first step in maximizing the sales of our existing product portfolio was to implement a lower cost operating model and invest in systems and process improvements. Beginning in July 2003, we implemented a lower cost operating model. We cut discretionary spending and streamlined the corporate office. We also began reducing our costs associated with our selling efforts by adjusting our investments in product samples, marketing materials and access funds and terminating agreements with our contract sales organization partners. As part of the first phase, we also invested in systems and process improvements in an effort to lower operating costs. We also entered into inventory management agreements with our three largest wholesale customers. These agreements offer incentives to our wholesalers to maintain an average one month of inventory and have resulted in more consistent inventory levels. Concurrent with these agreements, we developed systems to monitor the levels of inventory held by the wholesalers. We also implemented systems to automate the processing of returns and customer rebates.

        Our second step in maximizing the sales of our existing product portfolio is to continue to expand our sales force in order to increase our reach to high prescribing physicians and to increase our call frequency. We began implementing this part of our strategy by combining our two specialty sales forces into one, promoting all of our key products. In the third quarter of 2003, we expanded our sales force in order to provide coverage to approximately 250 sales territories. In the first half of 2004, we expanded our sales force again to provide coverage to a total of approximately 360 sales territories. We believe that with approximately 360 sales territories we should reach the high prescribing physicians needed to increase prescriptions of our key products.

        Our third step in maximizing the sales of our existing products is to manage the life cycle of our products. We have dedicated marketing professionals whose goals are to maximize the potential of each brand. Part of each marketing team's directive is to develop ideas for line extensions that will extend the life cycle of our key products. Projects currently in process include line extensions for Prenate and Sular.

        We also seek to accelerate our growth through acquiring or licensing approved products or late stage development products and acquiring companies having such products. We are focusing on products that compliment our Cardiology and Women's Health categories and that can be successfully distributed through our existing sales territory infrastructure.

        As part of our strategy, in the second quarter of 2004, we entered into an agreement with SkyePharma PLC granting us an exclusive license in the United States for a term of 15 years to market and distribute a fenofibrate based product. The agreement contemplates launching the product in the second quarter of 2005, pending FDA approval.

        There is no assurance that we will successfully implement each of the three remaining phases of our current operating plan or that we will be able to acquire or license additional products on favorable terms or at all.

Products

        Most of our products treat recurring or chronic conditions or disorders which result in repeated use over an extended period of time. Our key products in 2004 included:

Product	Year of Our Introduction	Product Use
Sular	2002	Hypertension
Nitrolingual	2000	Acute angina
Prenate Elite	2004	Prescription prenatal vitamin
Ponstel	2000	Pain and painful menstruation
Robinul Line	1999	Adjunctive therapy for peptic ulcer
Tanafed Line	2002	Allergy and cold, and allergy and cold with cough

Sular

        In March 2002, we acquired exclusive U.S. rights to distribute and sell the antihypertensive prescription medication Sular from AstraZeneca and Bayer Healthcare for a period of 10 years. We also entered into a long-term manufacturing, supply and distribution agreement with Sular's manufacturer, Bayer. Sular is a patented, once-a-day treatment for hypertension that competes in the market for antihypertensive prescription medications.

        We believe that Sular offers certain advantages over other antihypertensive medications based upon its proven efficacy and safety, and its demonstrated ability to provide twenty-four hour blood pressure control as compared to other branded antihypertensives.

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

Nitrolingual

        In February 2000, we began marketing Nitrolingual for which we acquired exclusive distribution rights in the U.S. from Pohl-Boskamp for an initial period of 5 years and an additional renewal period of 5 years. In October 2004, the distribution agreement was renewed for an additional five years with an additional renewal period of two years. Nitrolingual is an oral spray of nitroglycerin used for the acute relief or prevention of chest pain associated with angina pectoris that results from heart disease. Pohl-Boskamp holds a patent that expires in 2010 on the formulation of Nitrolingual that we license. The primary competitor to Nitrolingual is nitroglycerin, which is generally prescribed in tablet form. Unlike nitroglycerin tablets, which begin to lose their potency immediately upon opening the bottle, Nitrolingual maintains its potency for two years from date of manufacture. Further, studies have shown that Nitrolingual provides for more rapid absorption than tablets. Each metered dose of Nitrolingual provides for consistent delivery of nitroglycerin. Also, Nitrolingual has advantages over nitrolingual tablets pertaining to storage and handling required to maintain potency.

        During the second quarter of 2003, we launched a 60-dose application bottle of Nitrolingual. The 60-dose bottle is smaller and more convenient to carry for some patients than our 200-dose bottle. We believe that the 60-dose bottle will benefit patients who have mild angina and whose episodes are occasional. We believe the smaller bottle is an advantageous companion product to the 200-dose bottle.

Prenate Elite

        Prescription prenatal vitamins are generally recommended before, during and after pregnancy so that the mother and the fetus receive adequate amounts of essential vitamins and minerals. In April 2004 we launched Prenate Elite, the latest extension of the Prenate Line. The Prenate line has been a market leader of prescription prenatal vitamins based upon total prescriptions written. As of December 31, 2004, Prenate Elite has captured 11.7% of the prenatal market share of new prescriptions, and 11.1% of the prenatal market share of total prescriptions, according to IMS Heathline's National Prescription Audit Plus™ Data.

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

Robinul and Robinul Forte

        In January 1999, we acquired exclusive U.S. rights to Robinul and Robinul Forte, which is a higher-strength dosage of Robinul, from Wyeth. Both Robinul and Robinul Forte belong to a class of drugs known as anticholinergics that reduce the motion of the gastrointestinal tract and decrease stomach secretions. The FDA has approved both products for use as a therapy in conjunction with other therapeutics in the treatment of peptic ulcers. Compared to other anticholinergics, we believe the Robinul product line has an overall better side effect profile and is longer acting, thereby requiring fewer doses. In the first quarter of 2005, in an effort to combat generic competition, we engaged a distributor that launched a generic version of our Robinul and Robinul Forte brands into the marketplace and ceased actively promoting the Robinul line.

Tanafed DP and Tanafed DMX

        Our Tanafed line is comprised of liquid cold and allergy products marketed to pediatricians. We believe that pediatricians prescribe our Tanafed products because they are effective and children prefer their taste. We introduced Tanafed DP and Tanafed DMX, two line extensions to our former products Tanafed Suspension and Tanafed DM, in September 2002. Tanafed DP and Tanafed DMX have been formulated using the antihistamine Dexchlorpheniramine Taunate and the decongestant Psudoephedrine Taunate. Tanafed DP is a cold and allergy suspension for children that is dosed twice a day and Tanafed DMX offers the same benefits and contains a cough suppressant. As a result of the entry of generics into the marketplace, we ceased actively promoting the Tanafed line in the first quarter of 2005.

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

        In June 2000, we acquired world-wide rights to market, distribute and sell Cognex from Pfizer, as well as rights to a new unapproved controlled release version of Cognex called Cognex CR. Cognex is indicated for the treatment of mild to moderate dementia associated with Alzheimer's disease. Alzheimer's disease is a progressive, degenerative disease that attacks the brain and results in impaired memory, cognition and behavior.

        We sell Zoto-HC ear drops for the treatment of swimmer's ear infections and Zebutal capsules for the treatment of tension headaches.

        Our other products for the treatment of cough, cold and allergy are Mescolor tablets and Protuss Liquid. These products were discontinued as of December 31, 2004.

Regulatory Classification

        The FDA approved Sular, Furadantin, Cognex, Ponstel, Nitrolingual, Robinul and Robinul Forte based on new drug application submissions. The FDA also approved an abbreviated new drug application for Zebutal. Prenate, a prescription vitamin, does not have an approved new drug application. Our other marketed products do not have approved new drug applications. Based on the FDA's current practice of enforcement discretion with respect to cough and cold products, we believe these products may be marketed at this time without having submitted efficacy or safety data to the FDA.

Research and Development

        Our research and development efforts are currently focused primarily on developing line extensions to our current products using proprietary controlled-release drug delivery technologies licensed to us from third parties. Research and development expenses consist primarily of costs incurred to develop formulations, engage contract research organizations to conduct clinical studies, test products under development and engage medical and regulatory consultants. The Company expenses all research and development costs as incurred. Research and development costs were $1.1 million, $2.1 million and $1.5 million for the years ended December 31, 2002, 2003 and 2004, respectively.

        Research and development expense decreased $0.6 million to $1.5 million for the year ended December 31, 2004, compared to $2.1 million for the year ended December 31, 2003. The decrease in expense is primarily a result of costs incurred in 2003 associated with manufacturing transfers for our Ponstel, Cognex and Furadantin products and development costs for the Prenate line which were not incurred in 2004. We anticipate that research and development expenses will increase during 2005. From 2002 through 2004, research and development expenses also included the development of brand products. Historically, research and development expenses for brand product activities included, among other things, costs related to personnel, overhead, professional services, filing fees and raw materials, but primarily included the cost of laboratory services, clinical investigators and clinical research organizations that were responsible for conducting the clinical trials required to support a product application with the FDA and preparing New Drug Applications (NDAs). Research and development expenses for generic development activities include, among other things, costs relating to personnel, overhead, laboratories for conducting bio-equivalence studies and raw materials used in developing our products. Planned research and development expenses will be periodically evaluated during 2005 to take into consideration, among other things, our level of profitability and cash flows.

Sales and Marketing

        To maximize the effectiveness of our selling efforts, our sales force targets high-prescribing primary care physicians and select specialty physicians. Our sales force seeks to develop close relationships with these physicians and respond to their needs and their patients' needs. During 2004, we expanded our sales and marketing force from approximately 250 to approximately 360 professionals nationwide. The entire sales force promotes all of our key products. We currently have approximately 360 sales territories. We reach approximately 69,000 target physicians.

        We sell our products to pharmaceutical wholesalers (who in turn distribute to pharmacies), chain drug stores, other retail merchandisers and, on a limited basis, directly to pharmacies. For the year ended December 31, 2004, sales to our top three pharmaceutical wholesalers accounted for approximately 78% of all of our sales. The following wholesalers each accounted for 10% or more of all of our sales: McKesson Corporation (31%), Cardinal Health, Inc. (25%), and AmerisourceBergen Corporation (22%). In late 2002, our wholesaler customers purchased excessive amounts of inventory of our products in anticipation of future price increases. This adversely impacted our sales in the first half of 2003. In response, in the second and third quarters of 2003, we entered into inventory management agreements with our three largest wholesale customers which offer incentives to the wholesaler to maintain on average one month of inventory, as well as implemented new systems to better track inventory throughout the chain. As a result, inventory levels have become more consistent.

        The Company has two main types of arrangements with wholesalers of its products: (a) ordinary course arrangements with health benefit providers, such as managed care contractors and pharmacy benefit managers ("Standard Arrangements"), and (b) agreements with three drug wholesale companies—Inventory Management Agreements ("IMAs"). The Standard Arrangements are ordinary course and are not material in size or nature. Pursuant to those arrangements, the Company provides discounts to various health benefit providers nationwide for purchases of the Company's products, although such providers have no obligation to order any products at any time and the Company is under no obligation to offer or provide the discounts. The Company has utilized such Standard Arrangements for several years and expects to continue to do so in the future. The Company's three IMAs were entered into in 2003 with three national drug wholesale companies—McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation. Pursuant to our IMAs, we provide purchase price discounts for purchases of our products in order to provide incentives for such companies to stabilize and manage their inventory levels, which in turn allows us to better stabilize and control our inventory pipeline. Each IMA may be terminated by either party upon 60 days prior written notice.

        In December 2004, we entered into a Distribution and Inventory Management Services Agreement with Cardinal Health (commencing January 1, 2005) continuing our existing relationship with Cardinal Health. Under the Agreement, Cardinal Health, among other things, provides us with certain distribution and inventory management services, including accounts receivable management, customer service support, consolidated deliveries to providers, and contract and chargeback administration. This agreement calls for Cardinal Health to maintain the inventory levels specified in the agreement. In order to minimize product shortages and maximize product availability, Cardinal Health agreed to institute an automated balancing system on our products and optimize ordering during backorder situations or limited product availability. We have the right to cancel any order exceeding certain levels of products sold. The Agreement also provides that Cardinal Health prepares, and provides to the Company, inventory and sales reports detailing the status and movement of our products in Cardinal Health's inventory, monitors customer order patterns, provides events management services, and provides support for new product launches.

        In December 2004, we entered into an amendment to our Inventory Management Agreement with McKesson Corporation. Among other terms and conditions, the Amendment provides that McKesson maintain specified inventory levels. The Amendment also provides that McKesson prepare, and provide to us, inventory reports detailing the status and movement of our products in McKesson's inventory. The Amendment acknowledges that the agreement by McKesson to provide the reports and to maintain certain inventory levels is in consideration for the Company providing McKesson with economic relief from price increases instituted by the Company. Except as modified by the Amendment, the terms and conditions, including any contractual obligations to provide services, of the agreement underlying and amended by the Amendment remain in full force and effect.

        We have a group of sales professionals that focuses exclusively on building relationships with managed-care organizations that can be leveraged across markets. We continue to strengthen this group to gain access to formularies and develop long-term working relationships with managed care organizations.

        The percentage of total sales contributed by our largest products is as follows:

	For the Year Ended December 31,
	2002	2003	2004
Sular	26%	31%	38%
Nitrolingual	13%	15%	12%
Prenate Line	16%	12%	10%
Ponstel	5%	6%	6%
Robinul Line	13%	13%	15%
Tanafed Line	14%	15%	11%

        Although our business is generally non-seasonal, sales of certain products, such as cough and cold products, increase between October and March due to the cold and flu season. We expect the impact of seasonality to continue to decrease as we acquire or obtain licenses for products that treat chronic conditions. However, we anticipate that the seasonality may continue to affect sales of these products for the foreseeable future. Sales of our cough and cold products accounted for 11% of our total sales in 2004.

Third-Party Agreements

Sular

        In March 2002, we acquired exclusive U.S. rights to distribute and sell Sular from AstraZeneca PLC and Bayer Health. We paid $184.3 million in cash, including $0.6 million in acquisition costs, plus the assumption of liabilities of $1.9 million related to the return of product shipped prior to the acquisition date. In December 2002, we increased our estimates for assumed liabilities by $0.7 million. Under the asset purchase agreement, we acquired the regulatory approval to sell Sular in the U.S., current inventory, licensing rights to certain intellectual property, marketing materials for the promotion, advertising and marketing of Sular in the U.S., study materials relating to clinical studies of Sular, and certain of AstraZeneca's contracts relating to the marketing, sale and distribution of Sular. We must pay AstraZeneca up to an additional $20.0 million upon achievement of certain sales milestones through February 2005. As of December 31, 2004, we calculated that we owed Astrazenca $5.0 million for reaching these milestones which we intend to pay in March 2005.

        In March 2002, we also entered into a ten-year agreement with Bayer, which appoints us as the exclusive party to sell and distribute Sular in the U.S., provides us with the rights to sell Sular under certain patents and other technical information owned by Bayer, assigns us the Sular trademark, and provides for the manufacture and supply of Sular to us. We pay Bayer for the manufacture and supply of Sular on a unit basis. The unit price to us for Sular may adjust based upon changes in the net revenue per unit that we recognize in the sale of Sular. We must also pay Bayer an additional

$10.0 million upon the achievement of a certain sales milestone for Sular if a sales threshold is achieved during the ten year term of the agreement. As of December 31, 2004, no milestones had been met under this agreement. Under this agreement, we must purchase minimum quantities of Sular from Bayer through March 2007 and we must obtain the consent of Bayer prior to selling another product containing the active ingredient in Sular.

        Subject to obtaining the consent of Bayer prior to conducting clinical trials for new cardiovascular indications for Sular and in the event that we receive a new drug application approval for these new uses, we may deduct a percentage of the costs incurred to obtain such approval, up to a certain amount, from our payments to Bayer under the agreement for five years following such approval. Bayer will have access to any data that we obtain pursuant to such trials and we will grant Bayer a royalty-free license to use such data outside of the U.S.

Nitrolingual

        In July 1999, we acquired exclusive U.S. rights to distribute, market and sell Nitrolingual from Pohl-Boskamp beginning on February 1, 2000. The distribution agreement expires in 2009 but may be renewed for an additional two years. Under the agreement, Pohl-Boskamp supplies us Nitrolingual at prices that decrease as volume purchased in each year increases. We must also pay a royalty on net sales of the product. Also, Pohl-Boskamp can terminate our distribution agreement for Nitrolingual if a company with a product competitive with Nitrolingual acquires direct or indirect influence or control over us, or if a significant change in our stockholders occurs so that Kapoor-Pharma Investments and our employees, management, directors, and any of their respective affiliates, do not in the aggregate directly or indirectly beneficially own at least 20% of our shares. Our agreement with Pohl-Boskamp prohibits us from selling other products which are indicated for the relief of angina pectoris.

Prenate Line

        In August 2001, we purchased the Prenate line of prescription prenatal vitamins from Sanofi-Synthelabo. We acquired all of Sanofi-Synthelabo's regulatory permits and licenses and contract rights related to Prenate. The purchase price for the acquired assets was $52.5 million in cash plus the assumption of certain liabilities and payment for product inventory, subject to post-closing adjustments.

        We also assumed Sanofi-Synthelabo's Prenate-related contracts, including a contract with Patheon, Inc., to manufacture Prenate Advance tablets and the core tablets for Prenate GT, and a contract with Banner Pharmacaps to manufacture Prenate GT using its patented manufacturing process to create gelatin-enrobed tablets. Banner Pharmacaps had agreed not to use this manufacturing process to make any other prenatal vitamins. Under the terms of the supply agreement with Banner Pharmacaps, as amended, we paid Banner Pharmacaps a royalty on net sales. The agreement with Banner was terminated in December 2004 as the Company discontinued Prenate GT and Prenate Advance.

        The agreement with Patheon was initially entered into on October 1, 1999 and extended for a term of five years. We are in the process of finalizing a new manufacturing agreement with Patheon for Prenate Elite, which we expect to have finalized during the first quarter of 2005. We began promoting and selling Prenate Elite in April 2004.

Ponstel

        In April 2000, we acquired exclusive rights to market, distribute and sell Ponstel in the U.S. from Pfizer. In December 2000, we signed an agreement with West-ward Pharmaceuticals to manufacture Ponstel after West-ward obtained FDA approval to manufacture the product. West-ward began supplying the product to us in the second quarter of 2003, and we received FDA approval in February 2004. This agreement expires in April 2005. We must purchase all of our requirements for

Ponstel from West-ward and are subject to minimum purchase requirements. We must pay West-ward a price for Ponstel based on a multiple of West-ward's direct cost of goods sold in the manufacture and supply of the product. In addition, we must pay West-ward milestone payments, as long as no generics have been introduced, upon certain anniversary dates of FDA approval of the manufacture of Ponstel by West-ward. We are currently negotiating a new supply contract for Ponstel to be effective once our current agreement expires.

Robinul and Robinul Forte

        In January 1999, we acquired exclusive rights in the U.S. to Robinul and Robinul Forte tablets from Wyeth. We must pay royalties on net sales under our license agreement with Wyeth. We entered into agreements with Mikart, dated April 23, 1999 and January 21, 2001, for Mikart to become qualified under applicable regulations to manufacture and supply our requirements for Robinul. Mikart was approved by the FDA to manufacture Robinul on December 3, 2001 and began supplying the Robinul products to us in December 2001. Under these agreements, Mikart will manufacture the products for five years from the time Mikart became a qualified manufacturer plus renewal terms of one year until either party elects not to renew. The agreement with Mikart requires that we purchase certain designated minimum quantities.

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

        In June 2002, we entered into an agreement with Jame Fine Chemicals, Inc. for a ten year exclusive license to make, have made, use, distribute, market, promote, advertise and sell pharmaceutical formulations containing the ingredients dextromethorphan tannate and dexchlorpheniramine tannate. Tanafed DP and Tanafed DMX products contain dexchlorpheniramine tannate and Tanafed DMX contains dextromethorphan tannate. The agreement became effective upon the first sale of product containing the ingredients, which occurred in August 2002. We paid a license fee of $0.5 million in cash in connection with the first sale. We paid a maximum royalty of $2.5 million in installments through March 2005. As of December 31, 2004, $0.3 million of this royalty is refundable to us. A nonrefundable royalty commenced in January 2005.

Fenofibrate Product

        In May 2004, we entered into an agreement with SkyePharma PLC granting us the exclusive license for a term of at least fifteen years to market and distribute a fenofibrate product in the U.S. that has been submitted to the FDA. We intend to commence marketing and distribution shortly after FDA approval. We also obtained the right of first refusal to negotiate a license to develop and commercialize a future cardiovascular product utilizing the SkyePharma delivery technology. The agreement required us to pay $5 million to SkyePharma upon signing the Agreement and up to an additional $15 million is payable thereafter—all of which are contingent upon milestones related to FDA approval. We will utilize our sales force to market the product and will pay SkyePharma 25% of the product's net sales which includes cost of goods sold. Further, SkyePharma will contribute up to $5 million toward our sales and marketing efforts. Over the term of the Agreement, upon our achievement of certain sales levels, SkyePharma can receive up to $30 million in additional milestone payments.

        In January 2005, SkyePharma had received an approvable letter from the FDA requesting additional information from SkyePharma with respect to the fenofibrate product. As a result, we renegotiated the arrangement with SkyePharma extending the contract date for FDA approval to January 31, 2005.

        In February 2005, we announced that we had amended the agreement with SkyePharma. This amendment provides for SkyePharma to deliver the fenofibrate product so that First Horizon may launch the product in the second quarter of 2005, pending SkyePharma's receipt of FDA approval. To provide additional assistance with First Horizon's launch of the product, SkyePharma has agreed to provide additional marketing support.

  Other Products

        In June 2000, we acquired world-wide rights to market, distribute and sell Cognex as well as rights to a new unapproved version of Cognex called Cognex CR from Pfizer. We paid $3.5 million in cash for Cognex. We must pay Pfizer up to $1.5 million in additional purchase price if we obtain FDA approval to market Cognex CR in the U.S. At this time, we are preliminarily exploring opportunities to develop and seek FDA approval to market Cognex CR. In the event that we voluntarily stop selling Cognex for 60 days or more, other than for reasons outside our control, the Federal Trade Commission may order that Cognex revert back to Pfizer and be divested by the FTC to another purchaser. West-ward supplies us with Cognex pursuant to an agreement expiring March 4, 2008, and that may be renewed for a two year term.

        In December 2001, we acquired the U.S. rights to Furadantin from Elan. The purchase price for the acquired assets was approximately $15.8 million in cash. Under the agreement, we acquired the assets relating to Furadantin, including the new drug application, trademark and related inventory.

        In December 2001, we also entered into a supply agreement with Elan to manufacture and supply Furadantin to us through May 3, 2003. In August 2002, we entered into a manufacturing agreement with OSG Norwich Pharmaceuticals for Furadantin. OSG became qualified to manufacture the product on November 5, 2003. Beginning January 1, 2004, we were required to purchase a minimum amount of inventory annually from OSG Norwich Pharmaceutical. This agreement expires in August 2007.

        In May 2003, we entered into a supply agreement with Vinchem, Inc. to supply us the active ingredient in Furadantin. This agreement expires May 2009, and is renewable for successive one year terms. Generally, our other products are manufactured under manufacturing and supply agreements which require that we purchase all of our requirements for these products from the manufacturers which are a party to these agreements, including specified minimum purchase quantities of the product for each year. Except for our Zoto-HC products these agreements generally state that the product supplier will provide products only to us.

Products Under Development

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

Excessive Salivation Product

        We are developing a product for the management of excessive salivation, also known as sialorrhea. This product will be a line extension of our Robinul products. We have entered into an agreement with Mikart to develop a new dosage form and to manufacture the product. On December 29, 2000, we filed an investigational new drug application for this product which has been accepted by the FDA.

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

Tanafed Line

        In late 2002, the FDA issued a notice about various cough and cold combination products, which we believed required us to obtain FDA approval to be able to thereafter continue to market and sell these products as prescription products. In October 2003, the FDA issued a draft guidance document to address their current approach to handling compliance issues with drugs marketed without FDA approval. We performed early phase clinical trials required for FDA approval of our Tanafed products for prescription and over-the-counter sales. In the final quarter of 2004, we determined, based upon the aforementioned draft FDA guidance document and on the initial findings of the above mentioned clinical trials, that an NDA filing is not required at this time.

Hypertension Product

        In February 2005, we entered into a feasibility agreement with SkyePharma for the development of prototypes of a new hypertension formulation.

Manufacturers and Single Source Suppliers

        We use third-party manufacturers for the production of our products for development and commercial purposes. Given the general under-utilization of resources, the availability of excess capacity for manufacturing in the marketplace and the lower cost of outsourcing, we intend to continue to outsource our manufacturing for the near term. Some of our products are currently available only from sole or limited suppliers. These third-party manufactured products, such as Sular, include products that have historically accounted for a significant portion of our revenues.

        We are dependent on third parties for the supply of the raw materials necessary to develop and manufacture our products, including the active and inactive pharmaceutical ingredients used in our products. We are required to identify the supplier of all the raw materials for our products in the drug applications that we file with the FDA. If raw materials for a particular product become unavailable from an approved supplier specified in a drug application, we would be required to qualify a substitute supplier with the FDA, which would likely interrupt manufacturing of the affected product. To the extent practicable, we attempt to identify more than one supplier in each drug application. However, some raw materials are available only from a single source and, in some of our drug applications, only one supplier of raw materials has been identified, even in instances where multiple sources exist.

        In addition, we obtain a significant portion of our raw materials from foreign suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA regulation, various import duties, foreign currency risk and other government clearances. Acts of governments outside the U.S. may affect the price or availability of raw materials needed for the development or manufacture of our products. In addition, any changes in patent laws in jurisdictions outside the U.S. may make it increasingly difficult to obtain raw materials for research and development prior to the expiration of the applicable U.S. or foreign patents.

        We have entered into an agreement with West-ward Pharmaceuticals to supply us with Ponstel. In February 2004, the FDA approved our site transfer application.

        We have entered into an agreement with OSG Norwich Pharmaceutical to manufacture Furadantin. This agreement expires August 9, 2007, but may be renewed for an additional two year term. Vinchem supplies us the active ingredient in Furadantin. West-ward Pharmaceuticals supplies Cognex. This agreement expires March 4, 2008, but may be renewed for an additional two year term. We are seeking a new supplier to supply us with the active ingredient in Cognex. Based on our current sales projections, we believe that we have adequate supplies of the active ingredient in Cognex for the foreseeable future. However, if sales exceed our current projections or if we are unable to locate a new supplier of the active ingredient in Cognex, our ability to sell Cognex would be limited and our profitability would be reduced.

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

Trademarks

        Because of the large number of products on the market which compete with our products, we believe that our product brand names are an important factor in establishing product recognition. We applied for a U.S. trademark registration for the mark First Horizon Pharmaceutical. We also have U.S. trademark applications pending for the marks, DHA250 (and associated design), Optinate and Prenate Elite (and associated design). Our products are sold under a variety of trademarks registered in the U.S., including Zoto-HC (and an associated design), Tanafed DP, Tanafed DMX, Prenate,

Zebutal, and Furadantin (and associated design). We own the U.S. rights to the Cognex trademark and its international counterparts, and the trademarks for Sular (and an associated design), Tanafed and Ponstel. Further, we have been licensed rights to use the trademarks Nitrolingual and Robinul from Pohl-Boskamp and Wyeth, respectively. We own the U.S. trademark registration for First Horizon Pharmaceutical Corporation. Maintenance of our trademarks requires that we enforce our rights by preventing infringement by third parties, and we may not have the resources to stop others from infringing our trademarks.

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

        In certain cases, a third party owns rights to the products that we have under our marketing licenses. For example, our supplier of Sular has patents on the manufacturing process and composition of its coat core tablet. In addition, the suppliers of Nitrolingual and the raw materials for Tanafed DP and Tanafed DMX hold patents relating to their respective products. These patents may provide us with a competitive advantage because the patents create a barrier to entry to other companies that might otherwise seek to develop similar products.

Sular

        Pursuant to our distributorship agreement with Bayer, we are afforded patent protection arising from Bayer's patent covering the composition of Sular's coat core tablet. This patent expires in 2008. In 2002, we filed two patents relating to Sular's active ingredient and its uses. Sales of Sular account for 38% of our total revenue in 2004 and the expiration of the patent could result in the introduction of additional competition, which could cause a material decline in the sale and price of Sular.

Nitrolingual

        By virtue of our distribution agreement with Pohl-Boskamp for Nitrolingual, we are afforded patent protection arising from Pohl-Boskamp's 1993 U.S. patent relating to the product. This patent expires in 2010.

Tanafed DP and Tanafed DMX

        We entered into an exclusive licensing agreement with the raw material supplier for Tanafed DP and Tanafed DMX in June 2002. This agreement grants us a license to market and distribute Tanafed DP and Tanafed DMX for which the manufacturer has patents covering the manufacturing process of two of the active ingredients in these products and the composition of an active ingredient in one of the products. The composition patent expires in 2016. In January 2003, we were issued a patent covering compositions for Tanafed DP and Tanafed DMX. This patent expires in 2021. In October 2002, we filed another patent application covering additional compositions for Tanafed DP and Tanafed DMX. On September 14, 2004, we were issued a patent covering additional compositions for Tanafed DP and Tanafed DMX. This patent expires in 2022.

Cognex

        We own certain patent rights relating to the use of an active ingredient in Cognex to treat conditions associated with Alzheimer's disease. The U.S. patents expire from 2006 through 2013.

Robinul and Robinul Forte

        In 1999, we filed a U.S. patent application directed to the use of glycopyrrolate for the treatment of certain new indications and abandoned this patent in 2002. Glycopyrrolate is the active ingredient in Robinul and Robinul Forte. In 2002, we filed a patent application relating to glycopyrrolate and its uses, and in 2003 we filed a patent application relating to the dosing of glycopyrrolate. These patent applications remain pending.

Competition

        The market for drugs is highly competitive with many established manufacturers, suppliers and distributors which are actively engaged in all phases of the business. We believe that competition in the sale of our products is based primarily on efficacy, reimbursement coverage, brand awareness, availability, product safety, and price. Our brand name pharmaceutical products may be subject to competition from alternate therapies during the period of patent protection and thereafter from generic or other competitive products. All of our products compete with generic and other competitive products in the marketplace.

        Competing in the branded product business requires us to identify and quickly bring to market new products embodying technological innovations. Successful marketing of branded products depends primarily on the ability to communicate the effectiveness, safety and value to healthcare professionals in private practice, group practices and managed care organizations. We anticipate that our branded product offerings will support our existing lines of therapeutic focus. Based upon business conditions and other factors, we regularly reexamine our business strategies and may from time to time reallocate our resources from one therapeutic area to another, withdraw from a therapeutic area or add an additional therapeutic area in order to maximize our overall growth opportunities.

        Some of our products, including Sular, compete with one or more products marketed by very large pharmaceutical companies which have much greater financial resources for marketing and selling their products. Our competitors in branded products include the major brand name manufacturers of pharmaceuticals such as Pfizer, Astrazeneca and Reliant. Based on total assets, annual revenues and market capitalization, we are considerably smaller than these and other national competitors in the branded product area. These competitors, as well as others, have been in business for a longer period of time, have a greater number of products on the market and have greater financial and other resources than we do. If we directly compete with them for the same markets and/or products, their financial and market strength could prevent us from capturing a meaningful share of those markets.

        We also compete with other pharmaceutical companies for new products and product line acquisitions. These competitors include Forest Laboratories, Inc., Medicis Pharmaceutical Corporation, Watson Pharmaceuticals, Inc., King Pharmaceuticals, Inc., Shire Pharmaceuticals Group plc, Biovail Corporation and other companies that acquire branded products from other pharmaceutical companies. These companies may have greater resources and abilities than we have.

Government Regulation

        According to the Federal Food, Drug, and Cosmetic Act ("FDC Act"), new drugs are subject to pre-market approval by the FDA. Applicable FDA law will treat our development of new products and new uses for approved products or the development of any of our line extensions as "new drugs,"

which requires the submission of an NDA or a supplemental NDA ("sNDA") (or an abbreviated NDA ("ANDA") if applicable), and approval by the FDA.

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

        Clinical trials involve the administration of the IND to humans under the clinical study protocols that had been submitted to the FDA as part of the IND. The conduct of the clinical trials is subject to extensive regulation including compliance with good clinical practices, obtaining informed patient consent, sponsor monitoring and auditing of the clinical, laboratory and product manufacturing sites and review and approval of each study by an Institutional Review Board. Clinical trials are typically conducted in three sequential Phases, although Phases may overlap. In Phase I, the investigational new drug usually is administered to 20-50 healthy human subjects and is tested for safety. Phase II usually involves studies in a limited patient population (50-200 patients) to:

  •
  determine the initial effectiveness of the investigational new drug for specific indications,

  •
  determine dosage tolerance and optimal dosage, and

  •
  identify possible adverse effects and safety risks.

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

        Our third-party manufacturers must adhere to FDA regulations relating to current good manufacturing practice ("cGMP") regulations, which include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned and salvaged products. Ongoing compliance with cGMP procedures, labeling and other regulatory requirements are monitored through periodic inspections and market surveillance by state and federal agencies, including the FDA. It is also our obligation to periodically monitor the FDA compliance of our third-party manufacturers. Failure by our third-party manufacturers to comply with these rules could result in sanctions being imposed, including fines, injunctions, civil penalties, suspension or withdrawal of FDA approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. In addition, we rely upon our third-party manufacturers to provide many of the documents that we use to comply with our FDA reporting requirements for all products we sale.

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

        Third-party payors regularly challenge the pricing of medical products and services by substituting cheaper products on their approved lists. We face an increased risk of third-party payors substituting or competing with the drugs in our product portfolio. If third-party payors remove any of these products from their lists or choose not to pay for our product prescriptions, patients and pharmacies may not continue to choose our products.

Insurance

        We maintain a product liability insurance policy. We do not maintain separate business interruption insurance; however, our property and casualty insurance policy provides for payment for lost inventory and lost sales in the event of loss from damage to our property.

Employees

        We had 477 full-time employees as of December 31, 2004, including 357 sales employees in the field and 120 in management, marketing, finance and administration. We also maintain active independent contractor relationships with various individuals with whom we have consulting agreements. We believe our employee relations are good. None of our employees are subject to a collective bargaining agreement.

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

Our operating results are substantially dependent upon the contribution of Sular, which has been below our acquisition expectations since we acquired the product and which has adversely affected our operating results.

        Sales of Sular, which we acquired in March 2002, accounted for approximately 38% of our total net sales for 2004. We have not realized the sales growth for Sular that we anticipated when we acquired it. As a result, our growth has suffered and our net sales for 2004 were lower than was anticipated at the acquisition of Sular. According to IMS Health's National Prescription Audit Plus™ data, total Sular prescriptions increased 11.7% for the year ended December 31, 2004 compared to the year ended December 31, 2003.

        Although we have revised our operational plan to focus on maximizing sales of our existing products, particularly Sular, there is no assurance that we will be able to increase Sular prescriptions.

The potential growth rate for Sular may be limited by the contraction of the market for the class of drugs to which Sular belongs.

        The calcium channel blocker products market is contracting. This contraction may be due to the following:

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

Sales of our Tanafed products have been adversely affected by the introduction of competitive and knock off products.

        In May 2004, our Tanafed DP product was knocked off by a competitor, and our Tanafed DMX product was knocked off in the first quarter of 2005. These competing products are expected to have an adverse effect on future revenues of our Tanafed products.

Sales of our Robinul products have been adversely affected by the introduction of generic products.

        In December 2004, generics to our Robinul and Robinul Forte products were introduced into the marketplace. These products are expected to have an adverse effect on future revenues of our Robinul products.

The FDA recently issued a notice which may cause us to incur increased expenses and adversely affect our ability to continue to market and sell our Tanafed products.

        In late 2002, the FDA issued a notice about various cough and cold combination products, which we believed required us to obtain FDA approval to be able to thereafter continue to market and sell these products as prescription products. In October 2003, the FDA issued a draft guidance document to address their current approach to handling compliance issues with drugs marketed without FDA approval. We performed early phase clinical trials required for FDA approval of our Tanafed products for prescription and over-the-counter sales. In the final quarter of 2004, we determined, based upon the aforementioned draft FDA guidance document and on the initial findings of the above mentioned clinical trials, that an NDA filing is not required at this time.

Going forward. we may not be able to increase our sales to compensate for the decrease in sales of our non-promoted products.

        Sales of our non-promoted products going forward into 2005, which include our Robinul and Tanafed lines, accounted for 36% of our total sales for the year ended December 31, 2004. We plan to compensate for this decline in revenues by increasing sales of our existing actively promoted products and acquiring new products. However, there is no assurance that we will be able to increase sales of actively promoted products or locate attractive acquisition candidates and successfully complete an acquisition.

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

  •
  we may not be able to successfully integrate any such newly acquired products into our existing operations or the cost of integration may exceed our expectations;

  •
  we may not realize our anticipated level of returns from our sales of any such newly acquired products.

        We often face significant competition from other pharmaceutical companies in acquiring rights to products, which makes it more difficult to find attractive products on acceptable terms. Integration of new products into our existing structure may require unanticipated investments of time and resource or an expansion of our sales force.

We may encounter problems in the manufacture or supply of our products that could limit our ability to sell our products.

  We depend entirely on third parties to manufacture and supply our products.

        Third parties manufacture and supply all of our products, and we do not currently have manufacturing facilities, personnel or access to raw materials to independently manufacture our products. Except for any contractual rights and remedies which we may have with our manufacturers and suppliers, we have no control over the availability of our products or their quality or cost to us. We do not maintain alternative manufacturing sources for any of our products, and we may not be able to locate alternative manufacturers on commercially acceptable terms in the event of a manufacturing interruption or termination of an existing manufacturing agreement. We do not currently have business interruption insurance with respect to adverse events that could occur at third-party manufacturers' facilities. Furthermore, due to the patent held on Nitrolingual by our supplier, Pohl-Boskamp, no alternative source for Nitrolingual exists. Bayer holds the patents for the manufacturing process and composition of the coat core tablet for Sular. A third party holds the patents for the manufacturing process for raw materials in Tanafed DP and Tanafed DMX. A third party holds the rights to Metafolin, an active ingredient in Prenate Elite. In the event that these suppliers of Nitrolingual, Tanafed DP and Tanafed DMX, Prenate Elite or Sular ceased to supply product to us, there is no assurance that we would be able to locate another manufacturer or supplier who would be able to manufacture or supply the products without violating such patents or who could manufacture the products on commercially reasonable terms.

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

        Our third-party manufacturing agreements for our Sular, Nitrolingual, Robinul, Robinul Forte, Tanafed DP, Tanafed DMX, Zebutal, Ponstel and Prenate Elite products require that we purchase our product requirements from the manufacturers that are a party to those agreements. This prevents our entering into more advantageous manufacturing agreements with other manufacturers for these products.

As part of our growth strategy, we may acquire businesses, which subjects us to additional risks.

        As an element of our growth strategy, we may acquire businesses with products that complement our current products, and we have evaluated and discussed such opportunities with interested parties in the past. In addition to the risks that we face in locating and integrating new product acquisitions, we may face the following risks:

  •
  we may realize substantial acquisition-related expenses, including the amortization of long-lived assets, which would reduce our net income in future years; and

  •
  our investigation of potential acquisition candidates may not reveal problems and liabilities associated with the businesses, technologies or products that we acquire.

        In addition, if we conduct acquisitions using convertible debt or equity securities, the increased number of shares will be dilutive to our shareholders resulting in lower earnings per share.

Risks Relating to our acquisition of certain rights from Andrx Pharmaceuticals, Inc.

        On March 2, 2005, we entered into definitive agreements with Andrx Pharmaceuticals, Inc. ("Andrx") to acquire certain rights related to the drug products Fortamet and Altoprev, and to engage Andrx to manufacture and supply us with Fortamet and Altoprev. The risks described below are the risks that we believe to be the most significant at this time to the Company related to the pending acquisition, which is expected to close on March 31, 2005.

  Our ability to complete the transaction as anticipated is uncertain.

        We cannot be certain that the pending transaction will be completed by the anticipated date or that the transaction will be completed at all. There are a number of factors that could delay or prevent the completion of the pending transaction, including, without limitation, the failure to receive all governmental approvals required, the failure to obtain all third party consents required, the introduction of a generic product into the marketplace that completes with either Fortamet or Altoprev and the discovery of any deficiencies in the products or Andrx's rights to the same. If the transaction is significantly delayed or cannot be completed, then our ability to execute our growth strategy may be adversely effected. Furthermore, such a delay or failure to complete the pending transaction could require us to expend additional time and resources to acquire alternative products to grow our business. There is no assurance that such alternative products will be available to us at competitive prices. Our ability to complete the transaction as anticipated is not a certainty, and the failure to do so could have a material adverse effect on our financial results from operations.

  Our ability to successfully integrate Fortamet or Altoprev into our existing operations and to achieve our expected level of return from sales of Fortamet and Altoprev depend on numerous factors.

        After closing the transaction, we will have to integrate Fortamet and Altoprev into our existing operations. The integration will require that we make adjustments to our sales and administrative functions. For example, we will need to hire additional sales representatives and adjust our marketing strategy to include the acquired products. Furthermore, we will need adjust our administrative processes to facilitate the sales of Fortamet and Altoprev. If our integration of the products into our existing operations is unsuccessful or delayed, then we may not achieve the expected level of return from our sales of Fortamet or Altoprev. This could result in a material adverse effect on our results from operations. Further, we may not be able to timely hire additional sales representatives to sell these products, resulting in our inability to achieve expected sales.

        While we expect to extend our existing product lines and to increase our sales of existing products by offering a more complete line of treatment alternatives through our acquisition of certain rights to the Fortamet and Altoprev products, there can be no assurance that these expected synergies can be achieved. In addition, if we experience difficulty in integrating the products into our existing operations or marketing them through our existing sales channels or as part of our existing product lines, we may incur significant unplanned costs to complete the integration of the products. If we do not realize the expected synergies from acquiring the products or we incur unexpected costs to integrate them into our existing operations, then we may experience a material adverse effect to our results from operations.

  Our ability to obtain a reliable supply of Fortamet and Altoprev could adversely effect our marketing of the products.

        While we believe that our current arrangement with Andrx to manufacture and supply Fortamet and Altoprev will be adequate to meet our needs, there can be no assurance that Andrx will supply us with a sufficient quantity to meet our demand for finished goods, products and samples or that the products provided will meet our specifications. If we are unable to obtain a sufficient quantity or the products provided do not meet our specifications, then our ability to fulfill orders for the products could be adversely effected. Our ability to engage a third party to manufacture and supply us with Fortamet and Altoprev is restricted to a very limited set of circumstances under our current agreement with Andrx. If we are unable to provide customers with the quantity of products ordered or to provide customers with high quality products on a consistent basis, then our relationships with our customers could be adversely affected. This could result in a material adverse effect on our results from operations.

The incurrence of debt could reduce our growth and profitability.

        In March 2004, the Company issued a total of $150 million of its 1.75% senior subordinated contingent convertible notes due in 2024 in transactions that were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act. The notes are due March 8, 2024 and accrued interest is payable semi-annually in arrears on March 8 and September 8 of each year, commencing on September 8, 2004. In addition to the interest on the notes, after March 8, 2007, the Company will also pay contingent interest during specified six-month periods if the average trading price of the notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum.

        In February 2003, we entered into a credit facility for a $20 million revolving loan. We may borrow under the revolving loan and incur other debt to finance acquisitions to implement our growth strategy and/or for general corporate purposes. Significant debt could:

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

        Sular competes with products that are generic to other calcium channel blockers. Nitrolingual competes with generic tablet products. Prenate Elite competes with other prenatal vitamins. Companies also introduced generic products to our Tanafed and Robinul products. Our Zebutal capsules and Zoto-HC ear drops are not protected by patents and face competition from less expensive products. In addition, competitors could develop generic or other products to compete with our Furadantin and Ponstel products, which are not protected by patents, or could develop generic versions of products with which our products compete, such as Norvasc. Third-party payors can require substitution and pharmacists can substitute generic or other competitive products for our products even if physicians prescribe them. Government agencies, third-party payors and pharmacies often put pressure on patients to purchase generic or other products instead of brand-name products as a way to reduce healthcare costs. Any further increase in the amount of generic and other competition against any one or more of our products could further lower prices and unit sales.

Strong competition exists for our products, and competitors have recently introduced new products and therapies that could make some of our products obsolete.

        Our products compete against products sold over-the-counter or by prescription that in some cases are marketed by much larger pharmaceutical companies with greater financial resources for marketing and manufacturing. For example, Pfizer sells a hypertension product called Norvasc which in 2004 had a 43.4% share of the calcium channel blocker market (based on prescriptions according to IMS Health's National Prescription Audit Plus™ data), and introduced a combination of Norvasc with its popular cholesterol-reducing product Lipitor, which could prove to be an attractive alternative to our product Sular. Also, a competitor is developing a lingual nitroglycerin spray similar to our Nitrolingual product, which could divert prescriptions and reduce sales of Nitrolingual. Also, based on the regulatory status of our Prenate Elite, Tanafed, Zebutal, and Zoto-HC products, barriers to entry for competing products are low, which makes it easier for companies to enter the market. Competitors are developing new products and have developed new surgical procedures to treat angina. Competitors are also developing new products to treat short term pain and have recently developed new pain therapies. These new products and procedures may reduce demand for our products. The high level of competition in our industry could force us to reduce the price at which we sell our products or require us to spend more to market our products, or both.

Competitors could offer a product competitive with Sular.

        A patent addressing the composition of the active ingredient in Sular expired in 1998 and a patent covering the manufacturing process expired in 2004. Therefore, a competitor could introduce a product competitive with Sular containing its same active ingredient, although Sular remains protected under a patent addressing its coat core tablet. Any such competing product may reduce our potential sales of Sular.

The regulatory status of some of our products makes these products subject to increased competition and other risks.

        The regulatory status of our Tanafed DP and Tanafed DMX products allows third parties to more easily introduce competitive products, and may make it more difficult for us to sell these products in the future. Currently, an FDA program allows us, in our opinion, to manufacture and market these products and permits others to manufacture and market the same and similar products without submitting safety or efficacy data. These markets are already highly competitive and, except for a license to certain of the raw materials in Tanafed DP and Tanafed DMX and for a patent covering compositions in Tanafed DP and Tanafed DMX, we do not hold rights in patents protecting us against such competitive pressures. This results in increased competition because other companies can enter the market without having to submit safety and efficacy data to sell competing products. On several occasions, the FDA has considered changing the classification of certain single entity and combination product types of drugs from prescription to over-the-counter use, and a new rule permits sponsors to utilize foreign over-the-counter experience data to establish a product as safe and effective for over-the-counter use in the U.S. If the FDA does change the classification, we might have to reformulate these products, submit safety and efficacy data on our products which could be costly, or we might have to discontinue selling these products if the FDA does not approve our marketing application. We could lose third-party reimbursement for these products and face increased competition. In addition, the FDA considers these products and our Prenate line of products to be new drugs, but has indicated its intent to exercise enforcement discretion and not pursue regulatory action unless certain conditions occur. If these conditions were to materialize, or the FDA disagreed with our conclusions about the regulatory status of these products, we might be required to submit a new drug application and/or cease marketing until the FDA grants approval to do so. The FDA could also, at any time, promulgate new regulations or policies to require the submission of a new drug application for each of these products.

A small number of customers account for a large portion of our sales and the loss of one of them, or changes in their purchasing patterns, could result in reduced sales or adversely impact our financial performance.

        We sell most of our products to a small number of wholesale drug distributors. For the year ended December 31, 2004, sales to McKesson Corporation, Cardinal Health Inc., and AmerisourceBergen Corporation represented 31%, 25%, and 22%, respectively, of our total sales. The small number of wholesale drug distributors, consolidation in this industry or financial difficulties of these distributors could result in the combination or elimination of warehouses, which could temporarily increase returns of our products or, as a result of distributors reducing inventory levels, delay the purchase of our products.

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

        While we have instituted inventory management controls with our wholesaler customers, the controls rely upon data supplied by our wholesaler customers. There is no assurance that the data supplied by our wholesaler customers will be accurate of that the controls will be effective. If the wholesaler information is unreliable and our controls are not effective, it could have a material adverse effect on our inventory management and financial performance.

If our products under development fail in clinical studies, if we fail or encounter difficulties in obtaining regulatory approval for new products or new uses of existing products, or if our development agreements are terminated, we will have expended significant resources for no return.

        We have completed Phase I clinical trials of our excessive salivation product under development and filed INDs with the FDA. If we cannot obtain FDA approval for this or other products which we may seek to develop in the future, our rate of sales growth may suffer. We do not have the experience or the capability to undertake clinical and other studies to obtain FDA approval for new products or new uses of already-approved products. As a result, we rely on third parties to formulate, develop and manufacture the materials needed for clinical trials for our products under development to treat excessive salivation. We also rely on third parties to conduct clinical trials for us. If our products are not successful in clinical trials or we do not obtain FDA marketing approval, we will have expended significant resources with no return. Our ongoing clinical studies might be delayed or halted for various reasons, including:

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

        Many government authorities regulate our business, including, among others, the following:

  •
  the FDA;

  •
  foreign regulatory authorities;

  •
  the Drug Enforcement Administration;

  •
  the Consumer Product Safety Commission;

  •
  the Federal Trade Commission;

  •
  the Occupational Safety and Health Administration;

  •
  the Centers for Medicare and Medicaid Services;

  •
  the Environmental Protection Agency;

  •
  state, local and foreign governments; and

  •
  the Internal Revenue Service.

        We may incur significant expenses to comply with regulations imposed by these authorities Also, our future results could be reduced by changes in governmental regulation over the pharmaceutical industry, including regulation of Medicare, Medicaid and similar programs, by reducing our revenue and profits and/or increasing our costs and expenses in order to comply with such regulation. In addition, all of our third-party manufacturers, third-party sample distributors and product packaging companies are subject to inspection by the FDA and, in appropriate cases, the Drug Enforcement Administration and foreign regulators. From time to time, some of our third-party manufacturers have received warning letters from the FDA concerning noncompliance with manufacturing requirements. If our third-party manufacturers, third-party sample distributors and product packaging companies do not comply with FDA regulations in the future, they may not deliver products to us or deliver samples to our representatives, or we may have to recall products. Even if deficiencies observed by the FDA do not relate to our products, our third-party manufacturers, third-party sample distributors and product packaging companies may be delayed in manufacturing and supplying our products to us in a timely manner until they address their compliance issues with the FDA.

        Our warehouse facility is also subject to inspection by the FDA and the Drug Enforcement Administration. If we do not comply with FDA and the Drug Enforcement Administration regulations, we may not be able to sell product to our customers.

If third-party payors do not adequately reimburse patients for our products, doctors may not prescribe them.

        Because our products are sold by prescription, we depend on third-party payors, such as the government, private healthcare insurers and managed care organizations, to include these products on their lists of products for which third-party payors will reimburse patients. Third-party payors regularly challenge the pricing of medical products and services by substituting cheaper products on their approved lists. Because our Zebutal, Tanafed line, Zoto, Robinul line, Ponstel and Furadantin products are susceptible to generic competition and because of products that compete with Sular, Prenate, Nitrolingual Pumpspray, and Ponstel, we face an increased risk of third-party payors substituting these products. If third-party payors remove any of these products from their lists or choose not to pay for our product prescriptions, patients and pharmacies may not continue to choose our products.

We depend on highly trained management, and we may not be able to keep current management or hire qualified management personnel in the future.

        We currently have a limited number of key regulatory, technical and management personnel. We may need to identify and attract new executive, operational and marketing personnel, and we may have difficulty hiring personnel at an acceptable cost. While we periodically address succession planning, our failure to successfully identify and attract such personnel, as and when needed, could limit our ability to continue our business at its current level and/or grow our business.

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

        We, along with certain former and current officers and directors, were named defendants in a consolidated securities lawsuit initiated on August 22, 2002 in the United States District Court for the Northern District of Georgia. Plaintiffs in the class action litigation alleged in general terms that we violated Sections 11 and 12(a)(2) of the Securities Act of 1933 and that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In an amended complaint, Plaintiffs claimed that we issued a series of materially false and misleading statements to the market in connection with our public offering on April 24, 2002 and thereafter relating to alleged "channel stuffing" activities. The amended complaint also alleged controlling person liability on behalf of certain of our officers under Section 15 of the Securities Act of 1933 and Section 20 of the Securities Exchange Act of 1934. Plaintiffs sought an unspecified amount of compensatory damages in an amount to be proven at trial.

        On September 29, 2004, the U.S. District Court for the Northern District of Georgia dismissed, without prejudice, the class action lawsuit. Although the class action lawsuit was dismissed, the court granted the plaintiffs the right to refile their class action lawsuit provided that the plaintiffs pay all of the defendants' fees and costs associated with filing the motions to dismiss the class action lawsuit. Plaintiffs failed to refile by the deadline, but have asked the Court to reconsider its dismissal. Should the court reverse the dismissal, we will vigorously defend against any claims made.

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

        Nitrolingual Pumpspray is one of our key products. Pohl-Boskamp can terminate our distribution agreement for Nitrolingual Pumpspray if a company with a product competitive with Nitrolingual Pumpspray acquires direct or indirect influence or control over us, or if a significant change in our stockholders occurs so that Kapoor-Pharma Investments and our employees, management and directors, and any of their respective affiliates, do not in the aggregate directly or indirectly beneficially own at least 20% of our shares. While the beneficial ownership of those parties may fall below 20% as a result of a number of factors, including factors outside of our control, we may determine to enter into future equity financing arrangements that could result in a reduction in beneficial ownership below 20% which could result in Pohl-Boskamp terminating our distribution agreement which would have a material adverse impact on our financial results.

Our stock price has been volatile.

        The market price for our securities has been highly volatile. Various factors, including factors that are not related to our operating performance, may cause significant volume and price fluctuations in the market. The following factors, among others, may cause fluctuations in our stock price:

  •
  failure to meet financial estimates or expectations of securities analysts;

  •
  failure to increase prescriptions of our products;

  •
  the introduction of knock-offs or generics to our products;

  •
  fluctuations in operating results;

  •
  rates of product acceptance;

  •
  timing or delay of regulatory approvals, including our line extension of Robinul to treat symptoms associated with excessive salivation and the Skyepharma PLC fenofibrate based product;

  •
  volatility in the pharmaceutical and specialty pharmaceutical market and stocks;

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

        As of February 28, 2005, our officers, directors and our principal stockholder beneficially owned approximately 20.0% of our outstanding common stock. As of February 28, 2005, Kapoor-Pharma Investments, L.P. owned approximately 19.5% of our outstanding common stock. Accordingly, Kapoor-Pharma Investments holds significant control or influence over our policies and acts. John N. Kapoor, Ph.D., the Chairman of the Board of Directors, is President and sole stockholder of EJ Financial Enterprises, Inc. EJ Financial Enterprises is the managing general partner of Kapoor-Pharma Investments. In addition, a trust of which Dr. Kapoor is trustee is a partner of Kapoor-Pharma Investments.

Anti-takeover provisions could discourage a third party from making a takeover offer that could be beneficial to stockholders.

        Some of the provisions in our restated certificate of incorporation and bylaws, our shareholder rights plan, and the anti-takeover provisions under Delaware law could delay or prevent a third party from acquiring us or replacing members of our board of directors, even if the acquisition or the replacements would be beneficial to our stockholders. These provisions could also reduce the price that certain investors might be willing to pay for shares of our common stock and result in the market price being lower than it would be without these provisions. Our charter and other documents contain anti-takeover devices including:

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

Our financial statements as of and for the years ended December 31, 2000 and 2001 included in this Form 10-K Annual Report were audited by Arthur Andersen LLP, which has been found guilty of obstruction of justice and may be the subject of additional litigation.

        Arthur Andersen LLP has been found guilty of obstruction of justice with respect to its activities in connection with Enron Corp. and may be the subject of additional litigation. In the event that Arthur Andersen LLP dissolves, liquidates or does not otherwise continue in business, it may have insufficient assets to satisfy any claims that may be made by investors with respect to financial statements which it has audited. We believe that Arthur Andersen LLP no longer operates as an auditing firm, and do not know if it has any assets. Arthur Andersen LLP has ceased practicing before the SEC. As a result of such cessation, we will not be able to obtain the consent of Arthur Andersen LLP to the inclusion of its audit report in this Form 10-K Annual Report. The SEC allows companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen LLP. Because Arthur Andersen LLP has not consented to the inclusion of their report in this Form 10-K Annual Report, you may not be able to recover against Arthur Andersen LLP for any information included in financial statements that it has audited.

ITEM 2. PROPERTIES

        In December 2001, we entered into a lease for a 101,120 square foot office and warehouse facility in Alpharetta, Georgia. Our facility includes space for offices and a warehouse. This lease expires in May 2009. In September 2004, we entered into a lease for a 300 square foot office in Dublin, Ireland. This lease expires in September 2007.

ITEM 3. LEGAL PROCEEDINGS

        We, along with certain former and current officers and directors, are defendants in a consolidated securities lawsuit initiated on August 22, 2002 in the United States District Court for the Northern District of Georgia. Plaintiffs in the class action alleged in general terms that we violated Sections 11 and 12(a)(a) of the Securities Act of 1933 and that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In an amended complaint, Plaintiffs claim that we issued a series of materially false and misleading statements to the market in connection with our public offering on April 24, 2002 and thereafter relating to alleged "channel stuffing" activities. The amended compliant also alleged controlling person liability on behalf of certain of our officers under Section 15 of the Securities Act of 1933 and Section 20 of the Securities Exchange Act of 1934. Plaintiffs seek an unspecified amount of compensatory damages to be proven at trial.

        On September 29, 2004, the U.S. District Court for the Northern District of Georgia dismissed, without prejudice, the class action lawsuit. Although the class action lawsuit was dismissed, the court granted the plaintiffs the right to refile their class action lawsuit provided that the plaintiffs pay all of the defendant's fees and costs associated with filing the motions to dismiss the class action lawsuit. Plaintiffs failed to refile by the deadline, but have asked the Court to reconsider its dismissal. Should the Court reverse the dismissal, we will vigorously defend against any claims made.

        On April 15, 2004, we filed a patent infringement action against Breckenridge Pharmaceutical, Inc. in the U.S. District Court for the Northern District of Illinois, on the grounds that their product, Duotan PD, infringes the patents for our products, Tanafed DP and Tanafed DMX. In response, on April 21, 2004, Breckenridge filed for declaratory judgment in the U.S. District Court for the Southern District of Florida seeking to invalidate the Tanafed patents. On July 20, 2004, our action was transferred to the U.S. District Court for the Southern District of Florida.

        We intend to vigorously litigate our infringement action and defend Breckenridge's motion for declaratory judgment unless resolved otherwise. While we believe that Breckenridge's product, Duotan, infringes the patent for Tanafed, we cannot assure you that we will prevail. If we lose our infringement action and Breckenridge is successful in invalidating the Tanafed patent we could lose market share for Tanafed or we may have to decrease the price of Tanafed to keep its sales competitive, resulting in a loss of earnings and profits from Tanafed sales.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock began trading on the Nasdaq National Market on May 31, 2000. Our trading symbol is "FHRX." The following table lists, for the periods indicated, the high and low sale prices per share for our common stock as reported on the Nasdaq National Market.

	High	Low
2003
First Quarter	$8.65	$1.93
Second Quarter	4.18	2.27
Third Quarter	8.05	2.92
Fourth Quarter	12.05	6.29
	High	Low
2004
First Quarter	$19.47	$10.48
Second Quarter	19.98	13.71
Third Quarter	20.20	14.80
Fourth Quarter	26.41	18.55

        On February 28, 2005, the last reported sale price for our common stock on the Nasdaq National Market was $16.44 per share. As of February 28, 2005, there were approximately 204 holders of record of our common stock.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2004 with respect to shares of our common stock that may be issued under existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans(1) (excluding securities reflected in column(a)) (c)
2003 Non-Qualified Stock Option Plan	870,541	$8.38	166,968
2002 Stock Plan Approved by Stockholders(1)	1,568,242	12.34	1,192,495
2000 Stock Plan Approved by Stockholders	354,423	19.76	—
1997 Stock Option Plan Approved by Stockholders	25,500	3.86	—
Employee Stock Purchase Plan Approved by Stockholders	N/A	N/A	659,321

Total	2,818,706		2,018,784

(1)
The aggregate number of shares of our common stock available under the 2002 Stock Plan for grants of options, grants of stock awards and stock sales during any fiscal year is generally (i) 1,500,000 shares, increased by (ii) seven percent (7%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, as such number is determined to calculate the fully diluted earnings per share of such preceding fiscal year and as such number may be further adjusted pursuant to certain corporate transactions, if applicable, reduced by (iii) the number of shares of common stock for which grants of awards have been made under the 2002 Stock Plan.

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

Share Buyback Program

        In July 2002, the Company announced a share repurchase program. This program authorized the repurchase of up to $8 million in common stock until July 2003. Through July 2003, we repurchased 823,400 shares of our common stock at an aggregate cost of approximately $2.1 million. In August 2003, our Board of Directors authorized the repurchase of up to an additional $7.9 million of common stock and extended the repurchase program to August 2004. In September 2003, we repurchased 162,225 shares of common stock at an aggregate cost of approximately $1.0 million. Through December 2003, we had repurchased a total of 985,625 shares of common stock at an aggregate cost of approximately $3.1 million. During the six months ended June 2004, we repurchased a total of 260,000 shares of common stock at an aggregate cost of approximately $4.6 million. All of these shares were retired.

        In July 2004, our Board of Directors authorized a $20.0 million share repurchase program. The new program, which authorizes the repurchase of up to $5 million of common stock per quarter, became effective in August 2004, terminating and replacing the $10.0 million share repurchase program authorized by our Board of Directors in fiscal 2002. The share repurchase program will expire in August 2005.

        In the third quarter of 2004, as part of the new share repurchase program, our Board of Directors increased the per quarter repurchase cap and authorized us to repurchase a total of 731,580 shares of our common stock, inclusive of the 500,000 shares of our common stock repurchased from one of Dr. Kapoor's family partnerships, at an aggregate cost of approximately $13.4 million. These shares have been retired. In the fourth quarter of 2004, as part of the plan that became effective in August 2004, we repurchased 65,427 shares of common stock. These shares have been retired.

        The following table presents the total number of our shares repurchased during 2004 and the average price paid per share:

Fiscal Period	Plan	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
January 1, 2004 through April 30, 2004	(1)	—	$—	—	$6,920,000
May 1, 2004 through May 31, 2004	(1)	142,369	17.33	142,369	4,453,000
June 1, 2004 through June 30, 2004	(1)	117,631	17.76	117,631	2,363,000
July 1, 2004 through July 31, 2004	(2)	—	—	—	20,000,000
August 1, 2004 through August 31, 2004	(2)	231,580	16.77	231,580	16,117,000
September 1, 2004 through September 30, 2004	(2),(3)	500,000	19.04	500,000	6,597,000
October 1, 2004 through October 31, 2004	(2)	—	—	—	6,597,000
November 1, 2004 through November 30, 2004	(2)	15,427	19.81	15,427	6,291,000
December 1, 2004 through December 31, 2004	(2)	50,000	19.36	50,000	5,323,395

Total 2004		1,057,007	$18.32	1,057,007

(1)
In July 2002, we announced a share buyback program to repurchase up to $8.0 million of our common stock until July 5, 2003. On August 25, 2003, our Board of Directors extended the share repurchase program to August 31, 2004 and authorized the repurchase of up to an aggregate of $10.0 million of our common stock. Effective as of August 3, 2004, the share buyback program was terminated and replaced by a newly adopted share repurchase program. All the shares repurchase under the share buyback program were retired.

(2)
In July 2004, our Board of Directors authorized a $20.0 million share repurchase program. The new program, which authorizes the repurchase of up to $5 million of common stock per quarter, became effective on August 3, 2004 and terminated and replaced the $10.0 million share buyback program then in effect. The share repurchase program will expire in August 2005.

(3)
In the third quarter of 2004, as part of the new share repurchase program, our Board of Directors increased the $5 million per quarter repurchase cap and authorized the Company to repurchase a total of 831,580 shares of common stock, inclusive of the 500,000 shares of common stock repurchased from one of Dr. Kapoor's family partnerships, at an aggregate cost of approximately $13.4 million.

Treasury Stock

        In December 2004, our Board of Directors authorized the company purchased 1,000,000 shares of common stock at an average price of $23.19 per share. The shares were converted to treasury stock. We acquired those shares in part, to establish a pool of authorized shares that will be available for contribution to the Employee Stock Ownership Plan over time as we in our discretion deems appropriate.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data is qualified by reference to and should be read in conjunction with our financial statements and the related notes and other financial information included elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data has been derived from our financial statements which have been audited by Deloitte & Touche LLP, independent registered public accounting firm, as of December 31, 2003 and 2004 and for the years ended December 31, 2002, 2003 and 2004 and by Arthur Andersen LLP, independent auditors, for the years ended December 31, 2000 and 2001. These results may not be indicative of future results. Our results of operations include contributions from products we acquired only from their respective acquisition date. We acquired Sular in March 2002, Furadantin in December 2001, the Prenate line of products in August 2001, Ponstel in April 2000, Cognex in April 2000, Nitrolingual Pumpspray in July 1999, and the Robinul line of products in January 1999. In 2003, we recorded a $4.2 million impairment on our Cognex intangible assets.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(In thousands, except per shares data)
Statement of Operations Data:
Net revenues	$36,650	$69,290	$115,178	$95,305	$151,967

Net income (loss)	$2,507	$10,723	$6,166	$(1,738)	$26,554

Net income (loss) per share:
Basic	$0.15	$0.44	$0.19	$(0.05)	$0.74

Diluted	$0.13	$0.41	$0.18	$(0.05)	$0.66

	As of December 31,
	2000	2001	2002	2003	2004
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$14,228	$53,458	$47,409	$33,722	$36,586
Marketable securities	—	—	—	9,996	160,636
Total assets	50,083	170,150	352,932	325,153	498,484
Total debt	221	—	—	—	150,000
Total stockholders' equity	38,572	143,364	305,683	305,777	308,409

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

Overview

        We are a specialty pharmaceutical company that markets and sells brand name prescription products. Our current operating plan focuses on maximizing the sales of our existing product portfolio, accelerating growth by launching line extensions to our current products and acquiring or licensing approved products or late stage development products. We plan to focus on products that fit within the Cardiology and Women's Health categories that will allow us to leverage our existing sales force infrastructure.

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

Results of Operations

Years Ended December 31, 2004 and December 31, 2003

        Net Revenues.    Net revenues increased $56.7 million to $152.0 million for 2004, compared to $95.3 million for 2003. This increase was primarily the result of management's redefined corporate strategy, which included an increase in sales force from approximately 250 sales professionals to approximately 360 sales professionals and an increased emphasis on hospital and managed care contracts. These changes resulted in an 11.7% increase in Sular total dispensed prescriptions according to IMS Health's National Prescription Audit Plus™ data and the successful launch of Prenate Elite, the newest member to the Prenate family, in April 2004. Prenate Elite has captured 11.7% of the market share for new prescriptions and 11.1% of the market share of total prescriptions for the month of December 2004, according to IMS Health's National Prescription Audit Plus™ data.

        In 2003, revenues were also adversely affected as a result of the company's limitation on sales in order to reduce the level of wholesaler inventory for the first half of the year. In late 2002, our wholesaler customers purchased what we believe to be excessive levels of inventory of our products in anticipation of future price increases. This adversely impacted our sales in the first half of 2003. As a result of limiting shipments to wholesalers in the first half of 2003 and thereby attempting to reduce the amount of inventory held by the wholesalers, unit sales decreased 29% from the first half of 2002 compared to the first half of 2003.

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

        Net revenues for the year ended December 31, 2003, also included a decrease of $3.4 million for an accrual for estimated future returns of the Tanafed Suspension and Tanafed DM products which we discontinued in April 2003.

Product Overview

	Change in total dispensed prescriptions for the year ended December 31, 2004 compared to the year ended December 31, 2003(a)	Change in new dispensed prescriptions for the year ended December 31, 2004 compared to the year ended December 31, 2003(a)
Sular	+11.7%	+23.1%
Nitrolingual(b)	(2.5)%	(2.3)%
Prenate Elite(c)	N/A	N/A
Tanafed line	(23.7)%	(25.5)%
Robinul line	+2.1%	(0.4)%
Ponstel	(10.1)%	(8.8)%

(a)
Source: IMS Health's National Prescription Audit Plus™ data

(b)
We believe that IMS data does not capture prescriptions of Nitrolingual from some of the non-retail channels and prescription trends in the non-retail channel which may have a significant impact on the reported change.

(c)
Prenate Elite was launched in April 2004, as a result comparative data is not available for 2003.

        Product sales of Sular were approximately $57.1 million for 2004 compared to $24.1 million for 2003. The increase was primarily a result of total prescription growth, significant hospital growth, the impact of recent managed care plan additions and price increases.

        Product sales of the promoted Women's Health products (namely Prenate Elite, Ponstel, the Robinul line and the Tanafed line), were approximately $60.9 million for 2004 compared to approximately $44.7 million for 2003. The increase was primarily a result of total prescription growth from the launch of Prenate Elite, significant hospital growth, the impact of recent managed care plan additions and price increases.

        In March 2004, we announced that we were launching Prenate Elite, the next generation of the Prenate line of prenatal vitamins. We began promoting and selling Prenate Elite in April 2004. Net revenues of Prenate Elite were $12.9 million for the year ended December 31, 2004. Prenate Elite has captured a market share of 11.7% of new prescriptions and 11.1% of total prescriptions as of December 31, 2004 (Source: IMS Health's National Prescription Audit Plus™ data), Metafolin®, is an active form of folate that does not need to be metabolized to the same extent as folic acid. Net revenues of Prenate GT and Prenate Advance were $2.1 million for the period from January 2004 through April 2004 when the products were discontinued and $11.8 million for the year ended December 31, 2003.

        Cost of Revenues.    Cost of revenues increased $11.4 million to $29.1 million for the year ended December 31, 2004 compared to $17.7 million for the year ended December 31, 2003. The increase in costs was due primarily to the increase in net revenues. As a result of a change in our sales forecast, cost of revenues for the year ended December 31, 2003 included an increased allowance for obsolete and excess inventory of $3.5 million. These charges were primarily for our non-promoted products, excess Sular and Tanafed inventory and short dated Prenate GT inventory. Cost of revenues for the year ended December 31, 2004 do not include a comparable allowance for obsolete and excess inventory.

        Gross Margin.    Gross margins for 2004 and 2003 were 81%. Net sales for 2004 included a higher proportion of hospital and managed care prescriptions which have a lower per unit revenue. This was offset by 2003 cost of revenues including the increased allowance for obsolete and excess inventory of $3.5 million. Cost of revenues for the year ended December 31, 2004 do not include a comparable allowance for obsolete and excess inventory.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $8.9 million, or 15.4%, to $66.7 million for the year ended December 31, 2004, compared to $57.8 million for the year ended December 31, 2003. This increase is primarily related to the increase in sales force, increased accounting fees related to the Sarbanes-Oxley requirements, as well as increased royalties related to the increased sales. This increase was partially offset by lower selling expenses resulting from the Company's revised strategy and operating plan.

        Depreciation and Amortization.    Depreciation and amortization expense increased $0.4 million, to $16.9 million for 2004 compared to $16.5 million for 2003. This increase resulted from higher depreciation expense related to our implementation of a disaster recovery system and a new sales tracking system in 2004.

        Impairment Charge.    In the second quarter of 2003, the Company formulated a new sales and marketing strategy upon the Company hiring Mr. Patrick Fourteau as its then President and Chief Operating Officer. This new strategy resulted in the discontinuation of the pursuit of a line extension for Cognex as well as the subsequent plans to promote the product. As part of this new strategy, using market research, the Company updated its forecasts of Cognex sales projections to reflect a life cycle through June 2013, the period of time that the Company expects it will continue to sell the product in the future. As a result, the estimated useful life of Cognex was decreased from a remaining life of 17 years to 10 years, and using the estimated future undiscounted cash flows over the useful life of the product, the intangible asset related to Cognex was not projected to be recoverable.

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

        The Company believes there are no other intangible asset impairments and there were no other asset write-downs as of December 31, 2004.

        Research and Development Expense.    Research and development expense decreased $0.6 million to $1.5 million for the year ended December 31, 2004, compared to $2.1 million for the year ended December 31, 2003. The decrease in expense is primarily a result of costs incurred in 2003 associated with manufacturing transfers for our Ponstel, Cognex and Furadantin products and development costs for the Prenate line. Research and development expenses for the year ended December 31, 2004 do not include comparable expenses.

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

        Interest Expense.    Interest expense was $2.5 million year for the year ended December 31, 2004, compared to $0.2 million for the year ended December 31, 2003. The increase is due to the issuance of a total of $150.0 million, 1.75% senior subordinated contingent convertible notes in March 2004. For the year ended December 31, 2003, the Company had no debt outstanding.

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

        Interest Income.    Interest income was $3.8 million for the year ended December 31, 2004, compared to $0.4 million for the year ended December 31, 2003. The increase in interest income for year ended December 31, 2004 is primarily due to a higher average cash and marketable securities balances as a result of the proceeds from the issuance of the contingent convertible senior subordinated notes in March 2004, as well as positive cash flows generated from operations during 2004.

        Benefit (Provision) for Income Taxes.    Income taxes were provided for at a rate of 31.9% for the year ended December 31, 2004 compared to 37.5% for the year ended December 31, 2003. This decrease in the effective rate for the year ended December 31, 2004 is due to the change in the mix of tax jurisdictions, both domestic and international as a result of our implementation of international operations where our income was earned, as well as a change in the ratio of non-deductible expenses to pre-tax income.

Years Ended December 31, 2003 and December 31, 2002

        Net Revenues.    Net revenues decreased $19.9 million to $95.3 for 2003, compared to $115.2 for 2002. This decrease was primarily the result of:

          (1) a decrease in net revenues of 17.4 million or 17% of our promoted products as a result of the Company's limitation on sales in order to reduce the levels of wholesaler customer inventories for a majority of our promoted products (including Sular, Nitrolingual, Tanafed DP, Ponstel and Robinul)

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

          Prior to developing systems in 2003 to track wholesaler inventory levels, we first learned of the wholesalers increasing the trade levels of inventory in mid-December 2002 upon receiving the IMS Health Pipeline Report which was a report provided by IMS Health Incorporated that provides information on inventory levels held by certain major wholesalers. This report indicated that wholesaler inventory levels as of the end of November 2002 were higher than expected by the Company. This additional inventory was purchased by the wholesalers prior to our January 2003 price increases, allowing these wholesaler customers to increase the prices they charge their retail customers in the first quarter of 2003, thereby improving their margins for these products. In response, in the second and third quarters of 2003, we entered into inventory management agreements with our three largest wholesale customers to provide incentive to the wholesalers to maintain on average one month of inventory. Trade levels of our promoted products were approximately one month at December 31, 2003.

          (2) a $7.5 million or 48% decline in sales of our non-promoted products as a result of the continuing decline in prescription trends, which was caused by a number of factors including substitution from generic and over-the-counter products.

          (3) a reduction of recorded liability for estimated product returns of $1.1 million in 2003 compared to $2.7 million in 2002, which resulted in an increase in net revenues. In connection with the acquisition of rights for Robinul, Ponstel, Cognex, Prenate, Furadantin and Sular, we assumed certain liabilities for returns of product shipped by the seller prior to the acquisition date. At the respective acquisition dates, we estimated the amount of the assumed liabilities based on actual sales return data from the seller and included that amount in the allocation of the total purchase price. We periodically review the estimated liability and reduce it if actual returns have been lower than expected. Generally, no adjustment is made to the reserve until two to three years subsequent to the acquisition due to the lag time between when a product is sold and when it is returned.

          (4) a decrease in net revenues of $2.6 million resulting from a reduction in the accrual for estimated future returns of our Tanafed Suspension products, in 2003 compared to $3.8 million in 2002. In September 2002, we launched Tanafed DP and Tanafed DMX, line extensions to our Tanafed Suspension and Tanafed DM products. These line extensions were launched in response to increasing competition by knock-off products to Tanafed Suspension and Tanafed DM. Due to the launch of Tanafed DP and Tanafed DMX, we expected increased returns of Tanafed Suspension, as prescriptions were expected to be filled with the line extensions. We estimated returns of approximately $3.8 million and provided for this amount in 2002. In April 2003, we decided to withdraw Tanafed Suspension and Tanafed DM from the market. The decision to withdraw Tanafed Suspension in April 2003 was earlier than planned. Additionally, we also decided to withdraw

  Tanafed DM. As a result, we expected to incur an additional $2.6 million in returns of Tanafed Suspension and Tanafed DM and provided for that amount in the results of operations for 2003.

          (5) a reduction in the recorded liability for Medicaid rebates, of $5.4 million in 2003, which had the effect of increasing net revenues. In connection with the acquisition of rights for Sular, we became responsible for Medicaid rebates for product sales after the acquisition date. Under the terms of the asset purchase agreement, any rebate invoices received by the seller would be paid by the seller and reimbursed by First Horizon. When we began selling Sular in March 2002, we began accruing for these Medicaid rebates and reviewed the accrual on a quarterly basis. The rebate accrual rate was developed using historical information provided by the seller. From March 2002 to December 2003, we had accrued a liability of approximately $7.5 million which was a reasonable accounting estimate considering actual historical information obtained from the seller. In December 2003, as a result of a negotiation between the parties, the seller requested reimbursement of $2.1 million. As a result, we signed a settlement agreement with the Seller for the payment of $2.1 million and we were relieved of all obligations related to the Medicaid rebates for Sular and, accordingly, we reduced our liability for Medicaid rebates for Sular and increased revenue.

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

        Product sales of the promoted Women's Health products (namely the Prenate line, the Tanafed line, the Robinul line and Ponstel), were approximately $44.7 million for 2003 compared to approximately $54.9 million for 2002. This decrease was primarily the result of the reduction in trade levels of inventory during 2003 and lower sales of the Prenate line due to increased substitution of knock-off products by pharmacies.

        Commencing during the second quarter of 2002, we experienced significant erosion of Prenate GT sales due to increased substitution of knock-off products by pharmacies filling prescriptions for Prenate GT. According to IMS Health's National Prescription Audit Plus™ data, substitution rates as measured by total dispensed prescriptions captured by Prenate GT and knock-off products were 45.2% for the quarter ended December 31, 2003 compared to 32.0% for the quarter ended December 31, 2002. As part of our operational plan of maximizing sales of our existing products, we explored new line extensions for the Prenate line in an effort to reduce this substitution rate.

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

        Impairment Charge.    In the second quarter of 2003, the Company formulated a new sales and marketing strategy upon the Company hiring Mr. Patrick Fourteau as its then President and Chief Operating Officer. This new strategy resulted in the discontinuation of the pursuit of a line extension for Cognex as well as the subsequent plans to promote the product. As part of this new strategy, using market research, the Company updated its forecasts of Cognex sales projections to reflect a life cycle through June 2013, the period of time that the Company expects it will continue to sell the product in the future. As a result, the estimated useful life of Cognex was decreased from a remaining life of 17 years to 10 years, and using the estimated future undiscounted cash flows over the useful life of the product, the intangible asset related to Cognex was not projected to be recoverable.

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

        In late 2002, the FDA issued a notice about various cough and cold combination products, which we believe requires us to obtain FDA approval of our Tanafed products before January 1, 2005 in order to be able to thereafter continue to market and sell these products as prescription products. In October 2003, the FDA issued a draft guidance document to address their current approach to handling compliance issues for drugs marketed without FDA approval. At December 31, 2004, we had not yet determined the estimated cost to obtain FDA approval. We were performing early phase clinical trials that were required for FDA approval regardless of the eventual prescription versus over-the-counter status. Based on the findings of the planned Phase 1 trial, we would finalize our development strategy and seek a pre-IND meeting with the FDA.

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

Liquidity and Capital Resources

        Our liquidity requirements arise from working capital requirements, product development activities, funding of acquisitions and debt service. We expect to need additional funds to acquire or obtain licenses for new products, develop and test new products and potentially to acquire other businesses, which may increase our cost of capital. We may seek funding through public and private financing and may seek to incur debt, issue shares of our stock, or both, either to finance a transaction or as consideration for a transaction. Adequate funds for these purposes, whether through the financial markets or from other sources, may not be available when we need them or on terms acceptable to us. Insufficient funds could cause us to delay, scale back or abandon some or all of our product acquisitions, licensing opportunities, marketing programs, product development programs, potential business acquisitions and manufacturing opportunities. We have historically met these cash requirements through cash from operations, borrowings and the issuance of common stock.

        Our cash and cash equivalents were $36.6 million at December 31, 2004, as compared to $33.7 million at December 31, 2003. Net cash provided by operating activities for the year ended December 31, 2004 was $49.5 million. This providing of cash resulted from the net income for the year of $26.6 million, non cash depreciation and amortization of $16.9 million, non-cash tax transactions of $12.5 million, increase in accounts payable of $8.9 million; increase in accrued expenses and other liabilities of $2.4 million and non-cash interest expense of $0.3 million. These providers of cash were partially offset by the increases in accounts receivable of $8.1 million, other current assets and other assets of $4.7 million, inventories of $4.6 million and income taxes receivable of $0.6 million.

        Our cash and cash equivalents were $33.7 million at December 31, 2003, as compared to $47.4 million at December 31, 2002. Net cash used in operating activities for the year ended December 31, 2003 was $1.6 million. This use of cash resulted from the net loss for the year of $1.7 million, decreases in accrued expenses and other liabilities of $22.8 million and in accounts payable of $3.9 million and an increase in income taxes receivable of $4.8 million. These uses of cash were partially offset by the Cognex impairment charge of $4.2 million; non cash depreciation and amortization of $16.5 million, non-cash tax transactions of $3.8 million; non-cash deferred compensation of $0.2 million; and decreases in accounts receivable of $0.1 million, inventories of $6.3 million, and other current assets and other assets of $0.6 million.

        We maintain supply agreements with third party suppliers for all of our products. Some of these supply agreements contain minimum purchase requirements. For most of these supply agreements, we believe that our inventory requirements and related purchases of inventory will exceed the minimum purchase requirement in 2005. In those cases in which we do not believe our purchases will exceed the minimum purchase requirements, we are seeking to negotiate waivers or modifications of the minimum purchase requirements.

        Net cash used in investing activities for the year ended December 31, 2004 was $161.3 million compared to net cash used in investing activities for the year ended December 31, 2003 which was $11.8 million. The primary use of cash for investing activities was the purchase of marketable securities of $152.4 million. In addition, another use of investing cash during the second quarter of 2004, we announced an agreement with SkyePharma PLC, granting us the exclusive license to market and distribute a cardiovascular product in the United States. The agreement required us to pay $5.0 million to SkyePharma PLC upon signing the agreement and up to an additional $15.0 million is payable thereafter-all of which are contingent upon milestones related to FDA approval. The product has been submitted to the FDA for approval, and the agreement calls for approval to be completed by June 2004. We intend to begin marketing and distribution shortly after receipt of the FDA approval. We have incurred an additional $0.4 million in acquisition costs related to the SkyePharma PLC agreement. We also used $3.5 million for the purchase of property and equipment, primarily for a new sales force automation system. Our business strategy includes the acquisition or licensing of pharmaceutical products that we believe represent attractive growth opportunities for us in the future. We regularly evaluate acquisition opportunities. Subject to our liquidity and capital resources at any particular time, we may incur commitments in the future to acquire or license pharmaceutical products.

        Net cash used in investing activities for the year ended December 31, 2003 was $11.8 million. Net cash used in investing activities in 2003 resulted primarily from the purchase of marketable securities of $10.0 million. In addition, we purchased $1.8 million of property and equipment in 2003.

        Net cash provided by financing activities for the year ended December 31, 2004 was $114.0 million, compared to cash used by financing activities of $0.6 million for the year ended December 31, 2003. The primary provider of cash from financing activities was the proceeds from the issuance of long-term debt of $150.0 million and from the issuance of common stock, primarily from the exercise of stock options, of $11.5 million. These providers of cash were offset by $5.0 million in incurred financing costs related to the debt issuance, $19.2 million for the repurchase of common stock which was subsequently retired and $23.2 million for the acquisition of treasury stock which was acquired in part, to establish a pool of authorized shares that will be available for contribution to the Employee Stock Ownership Plan over time as the Company in its discretion deems appropriate.

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

        We believe that our cash on hand, cash we expect to generate from our operations and availability under our revolving credit facility will be sufficient to fund these working capital requirements, at least for the next twelve months. However, in the event that we make significant acquisitions, we may need to raise additional funds through additional borrowings or the issuance of debt or equity securities, or both. Our purchase of inventory impacts our liquidity. During 2005, we expect to invest cash in the purchase of inventory. Some of our supply agreements contain minimum purchase requirements. We do not expect that meeting those requirements will result in the acquisition of excessive inventory. We expect we will also experience growth in our accounts receivable as our sales increase.

        In March 2004, we issued a total of $150.0 million of our 1.75% contingent convertible senior subordinated notes. The notes are due March 8, 2024 and accrued interest is payable semi-annually in arrears on March 8 and September 8 of each year, commencing on September 8, 2004. In addition to the interest in the notes, after March 8, 2007, we will also pay contingent interest during specified six-month periods if the average trading price of the notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum. The net proceeds from this issuance after deducting offering expenses were approximately $145.4 million.

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

        On February 11, 2003, we entered into a Credit Agreement for a $20.0 million senior secured revolving credit facility with various lenders and LaSalle Bank National Association, as Administrative Agent. Subject to the satisfaction of certain borrowing base requirements, we may from time-to-time borrow monies under the revolving facility for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of our assets. Borrowings bear interest at our option at the base rate in effect from time to time plus an applicable margin or the Eurodollar rate, plus an applicable margin. The applicable margin will vary dependent upon our leverage ratio in effect from time-to-time. As of February 28, 2005, we had no borrowings outstanding under this facility. The revolving facility matures on February 11, 2006. Fees payable under the revolving facility include a one-time commitment fee of 0.685% of the stated amount of the facility, an unused commitment fee based on funds committed but not borrowed under the revolving facility at rates which vary dependent upon our leverage ratio in effect from time-to-time and letter of credit fees equal to 0.25% per annum of the face amount of letters of credit issued and outstanding under the revolving facility. The revolving facility may be prepaid from time-to-time or terminated at our discretion without penalty.

        The revolving loan contains various restrictive covenants, including covenants relative to maintaining financial ratios and earnings levels, limitations on acquisitions, dispositions, mergers and capital expenditures, limitations on incurring additional indebtedness and a prohibition on payment of dividends and certain issuances of our capital stock. As of December 31, 2004, we were in compliance with these financial covenants. As of March 31, 2003 and June 30, 2003, we were not in compliance with certain financial covenants of the Credit Agreement. Effective August 11, 2003, we entered into an amendment to the Credit Agreement and obtained a waiver for the covenant violations and extended the maturity date of the facility to August 11, 2006.

        In July 2002, we announced a share repurchase program. This program authorized us to repurchase up to $8.0 million in common stock until July 2003. Through July 2003, the Company repurchased 823,400 shares of its common stock at an aggregate cost of approximately $2.1 million. In August 2003, the Company's Board of Directors authorized the repurchase of up to an additional $7.9 million of common stock and extended the repurchase program to August 2004. In September 2003, the Company repurchased 162,225 shares of common stock at an aggregate cost of approximately $1.0 million. Through December 2003, the Company had repurchased a total of 985,625 shares of common stock at an aggregate cost of approximately $3.1 million. During the six months ended June 2004, the Company repurchased a total of 260,000 shares of common stock at an aggregate cost of approximately $4.6 million. All of these shares were retired.

        In July 2004, our Board of Directors authorized a $20.0 million share repurchase program. The new program, which authorizes the repurchase of up to $5 million of common stock per quarter, became effective in August 2004, terminating and replacing the $10.0 million share repurchase program authorized by the Company's Board of Directors in fiscal 2002. The share repurchase program will expire in August 2005.

        In the third quarter of 2004, as part of the new share repurchase program, the our Board of Directors increased the per quarter repurchase cap and authorized the Company to repurchase a total of 731,580 shares of common stock, inclusive of the 500,000 shares of common stock repurchased from one of Dr. Kapoor's family partnerships, at an aggregate cost of approximately $13.4 million. These shares have been retired. In the fourth quarter of 2004, as part of the plan that became effective in August 2004, the Company repurchased 65,427 shares of common stock. These shares have been retired.

        On December 10, 2004, the Company, with Board of Directors approval, purchased 1 million shares of common stock at fair market value equal to the December 10, 2004 closing price of the Company's common stock as reported by Nasdaq from certain executives and board members and a significant shareholder of the Company. The Company acquired those shares in part, to establish a pool of authorized shares that will be available for contribution to the Company's Employee Stock Ownership Plan over time as the Company in its discretion deems appropriate.

        We expect that our existing sources of working capital or liquidity will be sufficient to enable us to execute our main operational goals of maximizing the sales of our existing products and acquiring companies having such products, accelerating growth by launching line extensions to our current products and acquiring or licensing approved products or late stage development products.

Contractual Obligations (in thousands)

	Payment due by period
Contractual Obligations
	Total	2005	2006-2007	2008-2009	Thereafter
Operating lease obligations	$5,059	$1,572	$2,561	$926	$—
Purchase obligations	19,493	18,107	462	462	462
Long-term debt obligations	150,000	—	—	—	150,000

Total	$174,552	$19,679	$3,023	$1,388	$150,462

        Operating lease obligations include $0.9 million and $1.2 million in 2005 and 2006, respectively for our corporate fleet vehicles. Also included is the annual lease payment of $0.7 million per annum through May 2009 for the home office space and $0.025 million per annum through September 2007 for the Irish office space.

        Inventory purchase obligations are based on the unit contractual obligations at the unit cost as of December 31, 2004. Unit prices are subject to increase upon notification by the supplier in the event of increased costs incurred by the supplier.

        Long-term debt obligations do not include interest payments of $2.6 million per year.

        Contractual obligations do not include certain contingent payments related to milestones on licensing and purchasing agreements, as the conditions for payment have not been met.

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

Seasonality

        Although our business is generally non-seasonal, sales of certain products, such as cough and cold products, increase between October and March due to the cold and flu season. We expect the impact of seasonality to decrease as we acquire or obtain licenses for products that treat chronic conditions. However, we anticipate that the seasonality may continue to affect sales for the foreseeable future. Sales of our cough and cold products accounted for 11% of our total sales in 2004.

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

    On March 6, 2002, we acquired certain U.S. rights relating to Sular for an aggregate purchase price of $184.3 million. With the assistance of valuation experts, we allocated the purchase price to the fair value of the various intangible assets which we acquired as part ofthe transaction. In addition, we assigned useful lives to acquired intangible assets which are not deemed to have an indefinite life. Intangible assets are amortized on a straight line basis over their respective useful lives. The intangible assets recorded in connection with the acquisition of Sular are being amortized over periods ranging from five to twenty years with a weighted average amortization period of nineteen years. In light of our experience in 2002 in promoting Sular, we carefully evaluated the useful lives assigned to the intangible assets acquired in the Sular acquisition and whether or not any impairment of any such assets was indicated. Our best estimate is that the useful lives assigned to the Sular intangible assets remain appropriate. Our estimate of such useful lives is subject to significant risks and uncertainties. Among these risks and uncertainties is our ability to develop one or more new versions of the product, obtain approval from the FDA to market and sell such newly developed product and procure patent protection for that product before the expiration of the last to expire of the existing patents related to Sular in 2008. SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" states that an impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The undiscounted future cash flows of Sular as estimated by us over the remaining useful life of the product exceed the carrying amount of the Sular asset and therefore the carrying amount is estimated to be recoverable. However, the amount recorded as intangible assets on First Horizon's balance sheet for the Sular assets may be more or less than the fair value of such assets. Determining the fair value of the Sular intangible asset is inherently uncertain, and may be dependent in significant part on the success of our revised plans to promote Sular.

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

    Developing the provision for income taxes requires significant judgment and expertise in international, federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. Our judgments and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our income tax liabilities in our consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on our consolidated financial condition and results of operations.

  •
  Inventory obsolescence. Our products have shelf lives ranging from 24 to 36 months. We must estimate the amount of inventory recorded on our balance sheet that will not be sold prior to expiration. This estimate requires analysis of forecasted demand for our products, our promotional focus, amounts of our products currently held by our customers and the impact on our products of competing products. If we over or under estimate the amount of inventory that will not be sold prior to expiration, there may be a material impact to our financial statements.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under ABP Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. The standard is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS no. 153 is not expected to have a material impact on the Company's financial position or results of operations.

        In December 2004, the FASB issued Statement 123 (revised 2004), "Share-Based Payment." The standard eliminates the disclosure-only election under FAS 123 and requires the recognition of compensation expense for stock options and other forms of equity compensation based on the fair value of the instruments on the date of grant. The standard is effective for periods beginning after June 15, 2005. See Note 1 for the disclosures of the pro forma dilutive impact on net income and earnings per share of expensing stock options based on the Black-Scholes model.

        In November 2004, the FASB issued Statement 151, "Inventory Costs." The standard clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS no. 151 is not expected to have a material impact on the Company's financial position or results of operations.

        In October 2004, the Emerging Issues Task Force (the "EITF") of the FASB reached a consensus on EITF 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share" ("EITF 04-8"), which requires all shares that are contingently issuable under the Company's outstanding convertible notes to be considered outstanding for its diluted earnings per share computations, if dilutive, using the "if converted" method of accounting from the date of issuance. These shares were only included in the diluted earnings per share computation if the Company's common stock price has reached certain conversion trigger prices. EITF 04-8 also requires the Company to retroactively restate its prior periods diluted earnings per share. EITF 04-8 is effective for periods ending after December 15, 2004. Upon adoption, EITF 04-8 had no impact on the Company's diluted earnings per share for the years ended December 31, 2002 and December 31, 2003, but it did reduce the Company's diluted earnings per share by $0.06 for the year ended December 31, 2004.

        In March 2004, the EITF reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method or the equity method. The application of this guidance should be used to determine when an investment is considered impaired, whether an impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance for evaluating whether an investment is other-than-temporarily impaired is effective for evaluations made in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued FSP 03-1-1, "Effective Date of Paragraphs 10-20 of EITF 03-1, 'The Meaning of Other than Temporary Impairment'," which delayed certain provisions of EITF 03-1 until the FASB issues further implementation guidance. The application of this consensus did not have a material impact on the Company's results of operations or financial position.

        During December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" ("SAB No. 104"), which supersedes SAB No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by SAB No. 104. The issuance of SAB No. 104 did not impact the Company's accounting policy for revenue recognition.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to certain market risks that arise in the ordinary course of business. A discussion of the Company's primary market risk exposure is presented below.

Foreign Currency Exchange Risk

        Our purchases of Nitrolingual under our agreement with Pohl-Boskamp and our purchases of Sular product inventory from Bayer are made in Euros. Although we did not enter into any forward contracts in 2004, we may eliminate risks from foreign currency fluctuations after the time of shipment of product by entering into forward contracts for these purchases of inventory at the time of product shipments. While the effect of foreign currency translations has not been material to our results of operations to date, currency translations on export sales or import purchases could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies.

Market Risk on Investments

        The fair value of our investment portfolio would be negatively affected by an increase in interest rates. Since the majority of the Company's investments are fixed rate interest-bearing securities and therefore subject to the market risk of loss in market value from an increase in rates or a change in the underlying risk of the issuers of the notes, the Company's future earnings and cash flows could be affected adversely if the Company were to sell the securities prior to their maturity date. There were no realized gains or losses from sale of investments in the year ended December 31, 2004. At December 31, 2004, the Company had total net unrealized losses from marketable securities of $1.8 million.

Market Risk on Variable Rate Debt

        In connection with borrowings incurred under the senior secured revolving credit facility arranged by LaSalle Bank, N.A., we could experience market risk with respect to changes in the general level of the interest rates and its effect upon our interest expense. Borrowings under this facility bear interest at variable rates. Because such rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, our present exposure to interest rate fluctuations is primarily dependent on rate changes that may occur while borrowings under the senior secured credit facility are outstanding. As of February 28, 2005 there was no debt outstanding under this facility.

Market Risk on Fixed Rate Debt

        The Company's long-term fixed interest rate senior subordinated contingent convertible notes are also subject to market risk. Fixed rate debt outstanding at December 31, 2004 was $150 million with an interest rate of 1.75%. All other things being equal, the fair market value of the Company's fixed rate debt will increase as rates decline and will decrease as rates rise. The fixed rate notes outstanding totaling $150.0 million at December 31, 2004 had a fair value of $180.6 million based on quoted market rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is set forth at the pages indicated in Item 15(a) below.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We carried out an evaluation under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of First Horizon's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this report. Our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures provide reasonable assurance as of the end of the period for which the report is being filed that (i) information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

        Statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for the Company.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

        Statement of management's assessment of the effectiveness of the Company's internal control over financial reporting as of the end of the Company's most recent fiscal year.

        Our internal control over financial reporting includes those policies and procedures that pertain to the Company's ability to record, process, summarize and report reliable financial data. Based on our evaluation of our internal control over financial reporting for the period for which this report is filed, our management, including our President and Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2004. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within First Horizon have been or will be detected. Even effective internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation. Furthermore, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time. Our management, including our President and Chief Executive Officer and Chief Financial Officer, does not expect that our controls and procedures will prevent all errors.

        Statement identifying the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting.

        In order to ensure that our internal control over financial reporting is effective, management is responsible for regularly assessing such controls and did so most recently for its financial reporting as of December 31, 2004. We are committed to a continuing process of identifying, evaluating and implementing improvements to the effectiveness of our disclosure and internal controls and procedures. Our management based its assessment of the effectiveness of our internal control over financial reporting on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control—Integrate Framework. The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of our businesses.

        Statement that the registered public accounting firm that audited the Company's financial statements included in the annual report has issued an attestation report on management's assessment of the Company's internal control over financial reporting.

        Our Board of Directors, acting through its Audit Committee, is responsible for the oversight of our accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The independent registered public accounting firm and the internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

        Our management has issued a report of its assessment of internal control over financial reporting which is included herein. Deloitte and Touche LLP, our independent registered public accounting firm, audited management's assessment of the effectiveness of internal control over financial reporting and, based on that audit, issued their report which is included below.

        Our management has not identified any changes in our internal controls over financial reporting during our fourth fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
First Horizon Pharmaceutical Corporation
Atlanta, Georgia

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting included at Item 9A, that First Horizon Pharmaceutical Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 11, 2005

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        This information is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders under the headings "Proposal 1—Election of Class B Directors," and "Proposal 1—Directors and Executive Officers" in our Proxy Statement for our 2005 Annual Meeting of Stockholders or in a subsequent amendment to this Report. Information regarding compliance by our directors and executive officers and owners of more than 10% of First Horizon's common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth in and incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" or in a subsequent amendment to this Report.

ITEM 11. EXECUTIVE COMPENSATION

        This information is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders under the heading "Executive Compensation" or in a subsequent amendment to this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        This information is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management" or in a subsequent amendment to this Report. See also Part II, Item 5 "Market for Registrant's Common Equity and Related Stockholder Matter-Equity Compensation Plan Information" of this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        This information is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders under the heading "Certain Relationships and Related Transactions" or in a subsequent amendment to this Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        This information is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders under the heading "Independent Accountant Matters" or in a subsequent amendment to this Report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  Documents filed as a part of this report:

Exhibit Number		Description
3.1(1)	—	Restated Certificate of Incorporation of the Registrant, as amended
3.2(2)	—	Amended and Restated Bylaws of the Registrant
3.3(16)	—	Amendment to the Amended and Restated Bylaws of the Registrant
4.1(3)	—	Form of Stock Certificate
4.2(6)	—	Shareholder Protection Rights Agreement
4.3(17)	—	Indenture with Deutsche Bank Trust Company Americas dated as of March 8, 2004
10.1(5)	—	1997 Non-Qualified Stock Option Plan
10.2(3)	—	2000 Stock Plan
10.3(7)	—	Amended and Restated 2002 Stock Plan
10.4(3)	—	Form of Nonqualified Stock Option Agreement
10.5(1)	—	Form of Employment Agreement between the Registrant and its Executive Officers
10.6(8)	—	Lease Agreement dated December 31, 2001 between the Registrant and Castle Investment Company, Inc.
10.7(4)	—	Manufacturing and Supply Agreement dated April 23, 1999 between the Registrant and Mikart, Inc.
10.8(4)	—	License Agreement dated January 29, 1999 between the Registrant and American Home Products Corporation
10.9(4)	—	Distribution Agreement dated July 22, 1999 between the Registrant and G. Pohl-Boskamp GmbH & Co.
10.10*	—	Amendment to Distribution Agreement dated October 29, 2004 between the Registrant and G. Pohl-Boskamp GmbH & Co.
10.11(3)	—	Form of Indemnity Agreement between the Registrant and its Directors and Executive Officers
10.12(4)	—	Supply Agreement dated April 14, 2000 between the Registrant and Warner-Lambert Company
10.13(9)	—	Supply Agreement dated May 3, 2001 between Sanofi-Synthelabo, Inc. and Banner Pharmacaps Inc.
10.14(9)	—	Manufacturing and Supply Agreement dated October 1, 1999 between Sanofi-Synthelabo, Inc. and Patheon, Inc.
10.15(10)	—	Manufacturing and Supply Agreement dated January 21, 2001 between the Registrant and Mikart, Inc.
10.16(11)	—	Supply Agreement dated December 21, 2002 between the Registrant and Dura Pharmaceuticals, Inc.
10.17(12)	—	Asset Purchase Agreement dated February 12, 2002 between the Registrant and AstraZeneca UK Limited
10.18(12)	—	Distributorship Agreement dated December 12, 2001 between the Registrant and Bayer AG
10.19(8)	—	Trademark Purchase and Assignment Agreement dated December 13, 2001 by and between the Registrant and Bayer Aktiengellschaft
10.20(8)	—	First Amendment to Asset Purchase Agreement dated January 17, 2002 between the Registrant and Sanofi-Synthelabo Inc.
10.21(13)	—	Exclusive License Agreement dated June 27, 2002 between the Registrant and Jame Fine Chemicals Inc.
10.22(1)	—	Nonexclusive Sublicense Agreement dated June 27, 2002 between the Registrant and Jame Fine Chemicals Inc.
10.23(13)	—	Exclusive Distribution Agreement dated June 27, 2002 between the Registrant and Unisource, Inc.

10.24(2)	—	2003 Nonqualified Stock Option Plan
10.25(14)	—	Amendment to Exclusive Distribution Agreement dated July 9, 2003, between the Registrant and Unisource, Inc.
10.26(14)	—	First Amendment to Supply Agreement dated as of January 1, 2003 between the Registrant and Banner Pharmacaps Inc.
10.27(15)	—	Amended and Restated Employment Agreement dated September 17, 2003 between the Registrant and Patrick Fourteau
10.28(15)	—	Amended and Restated Employment Agreement dated September 17, 2003 between the Registrant and Darrell Borne
10.29(15)	—	Employment Agreement dated September 25, 2003 between the Registrant and Brent Dixon
10.30*	—	Employment Agreement dated December 30, 2004 between Registrant and Leslie Zacks
10.31*	—	Employment Agreement between Registrant and Michael Mavrogordato dated October 27, 2004
10.32*	—	Employment Agreement between Registrant and Sam Gibbons dated October 16, 2004
10.33(16)+	—	Inventory Management Agreement dated June 10, 2003 by and between the Registrant and McKesson Corporation
10.34(16)+	—	Inventory Management Agreement dated February 5, 2003 by and between the Registrant and Cardinal Health
10.35(16)+	—	Inventory Management Agreement dated June 16, 2003 by and between the Registrant and AmerisourceBergen Drug Corporation
10.36(16)	—	Credit Agreement dated February 11, 2003 among the Registrant, the Lenders party thereto from time to time, LaSalle Bank National Association, as Administrative Agent
10.37(16)	—	First Amendment dated March 3, 2003 to Credit Agreement dated February 11, 2003 among the Registrant, LaSalle Bank National Association, as Administrative Agent, and Lenders signatory thereto
10.38(16)	—	Second Amendment and Waiver dated August 11, 2003 to Credit Agreement dated February 11, 2003 among the Registrant, LaSalle Bank National Association, as Administrative Agent, and Lenders signatory thereto
10.39(17)	—	Registration Rights Agreement with Deutsche Bank Securities Inc. and UBS Securities LLC dated as of March 8, 2004;
10.40+*	—	Distribution and Inventory Management Services Agreement with Cardinal Health dated as of January 1, 2005;
10.41+*	—	Amendment of Distribution and Inventory Management Services Agreement with McKesson Corporation dated as of June 10, 2004; and
10.42*	—	Executive Compensation Table.
10.43*	—	Director Compensation Table.
14.1*	—	Code of Ethics
21.1*	—	Subsidiaries of the Registrant
23.1*	—	Consent of Deloitte & Touche LLP
31.1*	—	Certification of Chief Executive Officer and President
31.2*	—	Certification of Chief Financial Officer
32.1*	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(1)
Incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 000-30123).

(2)
Incorporated by reference from the Registrant's Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 000-30123).

(3)
Incorporated by reference from the Registrant's Form S-1 filed on February 18, 2000 (Commission File No. 333-30764).

(4)
Incorporated by reference from the Registrant's Form S-1 filed on February 18, 2000 (Commission File No. 333-30764). Confidential treatment was granted for certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended.

(5)
Incorporated by reference from the Registrant's Form S-8 (Commission File No. 333-40856).

(6)
Incorporated by reference from the Registrant's Form 8 filed on July 16, 2002 (Commission File No. 000-30123).

(7)
Incorporated by reference from the Registrant's Proxy Statement for its May 7, 2004 Annual Meeting.

(8)
Incorporated by reference from the Registrant's Form S-1 filed on March 5, 2002 (Commission File No. 333-83698).

(9)
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

(12)
Incorporated by reference from the Registrant's Form S-1 filed on March 5, 2002 (Commission File No. 333-83698). The Registrant has requested confidential treatment for certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended.

(13)
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

(15)
Incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30, 2003 (Commission File No. 000-30123).

(16)
Incorporated by reference from the Form 10-K for the year ended December 31, 2003.

(17)
Incorporated by reference from the Form 8-K filed on March 9, 2004.

SIGNATURES

        Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST HORIZON PHARMACEUTICAL CORPORATION
March 11, 2005	By:	/s/ PATRICK P. FOURTEAU Patrick P. Fourteau Director, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

Signature	Title	Date

/s/ PATRICK P. FOURTEAU Patrick P. Fourteau	Director, Chief Executive Officer and President (principal executive officer)	March 11, 2005
/s/ DARRELL BORNE Darrell Borne	Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	March 11, 2005
/s/ JOHN N. KAPOOR, PH.D. John N. Kapoor, Ph.D.	Chairman of the Board	March 11, 2005
/s/ JON S. SAXE Jon S. Saxe	Director	March 11, 2005
/s/ PIERRE LAPALME Pierre Lapalme	Director	March 11, 2005
/s/ JERRY N. ELLIS Jerry N. Ellis	Director	March 11, 2005
/s/ PATRICK J. ZENNER Patrick J. Zenner	Director	March 11, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
First Horizon Pharmaceutical Corporation
Atlanta, Georgia

        We have audited the accompanying consolidated balance sheets of First Horizon Pharmaceutical Corporation (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2003 and 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 11, 2005

FIRST HORIZON PHARMACEUTICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARES DATA)

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$33,722	$36,586
Marketable securities	9,996	160,636
Accounts receivable, net of allowance for doubtful accounts and discounts of $546 and $749 December 31, 2003 and December 31, 2004, respectively	15,759	23,833
Inventories	11,188	15,824
Income taxes receivable	4,839	5,438
Current deferred tax assets	3,005	3,419
Other current assets	2,392	7,581

Total current assets	80,901	253,317

Property and equipment, net	2,830	5,110
Other assets:
Intangibles, net	240,356	229,953
Deferred tax assets	333	—
Other	733	10,104

Total other assets	241,422	240,057

Total assets	$325,153	$498,484

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Account payable	$5,661	$14,569
Accrued expenses	13,210	20,508

Total current liabilities	18,871	35,077

Long-term liabilities:
Convertible debt	—	150,000
Deferred tax liabilities	—	4,404
Other long-term liabilities	505	594

Total liabilities	19,376	190,075
COMMITMENTS AND CONTINGENCIES (NOTE 11 and 13)
Stockholders' equity:
Preferred stock, 1,000,000 shares authorized and none outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,595,442 and 36,087,044 issued at December 31, 2003 and December 31, 2004, respectively	36	36
Additional paid-in capital	288,666	288,335
Retained earnings	16,761	43,315
Accumulated other comprehensive income (loss)	314	(87)

	305,777	331,599
Less: Treasury stock at cost,
Common stock, 0 and 1,000,000 shares at December 31, 2003 and December 31, 2004, respectively	—	(23,190)

Total stockholders' equity	305,777	308,409

Total liabilities and stockholders' equity	$325,153	$498,484

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2002	2003	2004
Net revenues	$115,178	$95,305	$151,967
Operating costs and expenses:
Cost of revenues	23,967	17,734	29,082
Selling, general and administrative expense	61,843	57,822	66,773
Depreciation and amortization	14,471	16,489	16,907
Impairment charge	—	4,152	—
Research and development expense	1,096	2,085	1,546

Total operating costs and expenses	101,377	98,282	114,308

Operating income (loss)	13,801	(2,977)	37,659
Other income (expense):
Interest expense	(4,179)	(194)	(2,480)
Interest income	492	393	3,802
Other	(7)	(3)	(12)

Total other income (expense)	(3,694)	196	1,310

Income (loss) before provision for income taxes	10,107	(2,781)	38,969
(Provision) benefit for income taxes	(3,941)	1,043	(12,415)

Net income (loss)	$6,166	$(1,738)	$26,554
Other comprehensive income (loss), net of taxes	50	264	(401)

Comprehensive income (loss)	$6,216	$(1,474)	$26,153

Net income (loss) per common share:
Basic earnings (loss) per common share	$0.19	$(0.05)	$0.74

Diluted earnings (loss) per common share	$0.18	$(0.05)	$0.66

Weighted average common shares outstanding:
Basic	32,930	35,092	35,761

Diluted	33,749	35,092	42,429

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

	Treasury Stock		Common Stock					Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital	Deferred Compensation	Accumulated (Deficit) Earnings
	Shares	Amount	Shares	Amount					Total
BALANCE, December 31, 2001	—	—	27,626,002	$28	$131,560	$(557)	$12,333	$—	$143,364
Stock options exercised	—	—	332,485	—	1,689	—	—	—	1,689
Net proceeds from the sale of shares	—	—	7,475,000	7	153,075	—	—	—	153,082
Employee stock purchase plan	—	—	19,542	—	194	—	—	—	194
Shares repurchased and retired	—	—	(16,400)	—	(76)	—	—	—	(76)
Tax benefit from nonqualified stock option exercises	—	—	—	—	864	—	—	—	864
Deferred compensation	—	—	—	—	—	350	—	—	350
Net income	—	—	—	—	—	—	6,166	—	6,166
Foreign currency translation	—	—	—	—	—	—	—	50	50

BALANCE, December 31, 2002	—	—	35,436,629	$35	$287,306	$(207)	$18,499	$50	$305,683
Stock options exercised	—	—	1,093,007	1	2,552	—	—	—	2,553
Employee stock purchase plan	—	—	35,031	—	115	—	—	—	115
Shares repurchased and retired	—	—	(969,225)	—	(3,004)	—	—	—	(3,004)
Tax benefit from nonqualified stock option exercises	—	—	—	—	1,697	—	—	—	1,697
Deferred compensation	—	—	—	—	—	207	—	—	207
Net loss	—	—	—	—	—	—	(1,738)	—	(1,738)
Foreign currency translation	—	—	—	—	—	—	—	257	257
Unrealized gain on marketable securities	—	—	—	—	—	—	—	7	7

BALANCE, December 31, 2003	—	—	35,595,442	$36	$288,666	$—	$16,761	$314	$305,777
Stock options exercised	—	—	1,537,688	1	11,331	—	—	—	11,332
Employee stock purchase plan	—	—	10,921	—	129	—	—	—	129
Shares repurchased and retired	—	—	(1,057,007)	(1)	(19,232)	—	—	—	(19,233)
Tax benefit from nonqualified stock option exercises	—	—	—	—	7,441	—	—	—	7,441
Shares repurchased for treasury	(1,000,000)	(23,190)	—	—	—	—	—	—	(23,190)
Net income	—	—	—	—	—	—	26,554	—	26,554
Foreign currency translation	—	—	—					686	686
Unrealized loss on marketable securities								(1,087)	(1,087)

BALANCE, December 31, 2004	(1,000,000)	(23,190)	36,087,044	$36	$288,335	$—	$43,315	$(87)	$308,409

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net income (loss)	$6,166	$(1,738)	$26,554
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,471	16,489	16,907
Impairment charge	—	4,152	—
Non-cash interest expense	3,082	77	293
Deferred income tax benefit	(2,873)	2,084	5,018
Non-cash compensation expense	350	207	—
Loss on disposal of property and equipment	102	12	—
Reduction in taxes payable — stock option exercises	864	1,697	7,441
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(3,660)	145	(8,074)
Inventories	(7,358)	6,256	(4,636)
Other current assets and other assets	(2,180)	573	(4,712)
Income taxes receivable	1,674	(4,839)	(599)
Accounts payable	5,063	(3,942)	8,908
Accrued expenses and other liabilities	11,612	(22,760)	2,387

Net cash provided by (used in) operating activities	27,313	(1,587)	49,487
Cash flows from investing activities:
Purchase of products	(183,879)	—	—
Advance payments for product licenses	—	—	(5,426)
Purchase of property and equipment	(1,340)	(1,791)	(3,484)
Purchase of marketable securities	—	(9,985)	(152,422)

Net cash used in investing activities	(185,219)	(11,776)	(161,332)
Cash flows from financing activities:
Capitalized financing costs incurred	(3,082)	(245)	(5,015)
Principal payments on long-term debt	(137,000)	—
Proceeds from long-term debt	137,000	—	150,000
Net proceeds from issuance of common stock	154,965	2,668	11,461
Acquisition of treasury stock	—	—	(23,190)
Repurchase of common stock	(76)	(3,004)	(19,233)

Net cash provided by (used in) financing activities	151,807	(581)	114,023

Effects of foreign currency exchange rates on cash	50	257	686
Net change in cash and cash equivalents	(6,049)	(13,687)	2,864
Cash and cash equivalents, beginning of period	53,458	47,409	33,722

Cash and cash equivalents, end of period	$47,409	$33,722	$36,586

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of Business.    First Horizon Pharmaceutical Corporation (the "Company"), a Delaware corporation, is a specialty pharmaceutical company that markets and sells brand name prescription products to primary care and select specialty physicians in the U.S. through their nationwide sales and marketing force. In addition, limited sales to European customers are made through local distributors in the region. The Company focuses on the treatment of cardiovascular, obstetrical and gynecological, pediatric and gastroenterological conditions and disorders. The Company's strategy is to acquire or license pharmaceutical products that other companies do not actively market, or that the Company believes have high sales growth potential, are promotion-sensitive and complement the Company's existing products. In addition, the Company seeks to maximize the value of their drugs by developing new patentable formulations, using new delivery methods and seeking regulatory approval for new indications of existing drugs.

        Principles of Consolidation.    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

        Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

        In connection with line extensions of current products, the Company accrues for returns at the historical rate of returns of the previous product line as the line extensions provide the same effective relief and treat the same conditions and patient populations as the original version.

        Cost of Revenues.    Cost of revenues is comprised of purchased product costs and freight out. Costs related to freight-out totaled $0.3 million, $0.3 million and $0.5 million for the years ended December 31, 2002, 2003 and 2004, respectively. The Company does not bill customers for freight costs.

        Royalties.    The Company pays royalties on the sale of certain products. These costs are included in selling, general and administrative expenses in the accompanying statements of operations. Total royalties were $3.8 million, $3.6 million, and $5.4 million for the years ending December 31, 2002, 2003 and 2004, respectively.

        Research and Development.    Research and development expenses consist primarily of costs incurred to develop formulations, engage contract research organizations to conduct clinical studies, test products under development and engage medical and regulatory consultants. The Company expenses all research and development costs as incurred. Research and development costs were $1.1 million, $2.1 million and $1.5 million for the years ended December 31, 2002, 2003 and 2004, respectively.

        Cash and Cash Equivalents.    The Company considers only those investments that are highly liquid, and readily convertible to cash with an original maturity of three months or less to be cash equivalents.

        Financial Instruments.    The Company classifies its existing marketable securities as available-for-sale. These securities are carried at fair market value based on current market quotes, with unrealized gains and losses reported in stockholders equity as a component of accumulated other comprehensive income (loss). Gains or losses on securities sold are based on the specific identification method. The Company's policy is to only invest in high-grade corporate bonds, government agencies and municipalities. The Company reviews its investment portfolio as deemed necessary and, where appropriate, adjusts individual securities for other-than-temporary impairments. The Company does not hold securities for speculative or trading purposes.

        The Company's $150.0 million senior subordinated contingent convertible debt had a fair value of $180.6 million at December 31, 2004 based on quoted market rates.

        The Company's carrying value of other financial instruments approximates fair value due to the short maturity of those instruments.

        Concentration of Credit Risk.    The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors and retail pharmacy chains throughout the U.S. The Company is required to estimate the level of accounts receivable which ultimately will not be paid. The Company calculates this estimate based on prior experience supplemented by a periodic customer specific review when needed. Historically, the Company has not experienced significant credit losses on its accounts. The Company's three largest customers accounted for approximately 65% and 69% of accounts receivable at December 31, 2003 and 2004, respectively.

        The mix of sales of the Company's products changes as products are added. On a combined basis, products with sales greater than 10% of the Company's sales comprised approximately 85%, 86%, and 75% of total sales for the years ended December 31, 2002, 2003 and 2004, respectively.

        The following table presents a summary of sales to significant customers as a percentage of the Company's total revenues:

Customer	2002	2003	2004
McKesson Corporation	23%	29%	31%
Cardinal Health, Inc.	23	22	25
AmerisourceBergen Corporation	31	18	22

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

        The following presents revenues for prescription products by area of treatment for the years ended December 31, 2002, 2003, and 2004, respectively (in thousands):

	2002	2003	2004
Cardiovascular	$44,636	$43,627	$75,252
Women's Health	54,916	44,736	60,947
Non Promoted	15,626	6,942	15,768

Net Revenues	$115,178	$95,305	$151,967

        Inventories.    Inventories consist of purchased pharmaceutical products and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method, and market is considered to be net realizable value. Inventories consist of finished product and bulk product awaiting processing and packaging into finished product. Inventories, net of reserves of $2.4 million and $0.9 million at December 31, 2003 and 2004, respectively, at December 31, 2003 and 2004 consisted of (in thousands):

	2003	2004
Bulk product	$6,050	$6,882
Finished product	5,138	8,942

Total inventories	$11,188	$15,824

        Samples.    Samples primarily consist of product samples used in the sales and marketing efforts of the Company's products and are included in other current assets in the Company's consolidated balance sheet. Samples are expensed upon distribution as a selling expense. Sample inventories, net of revenues of $0.2 million and $0.5 million at December 31, 2003 and 2004, respectively, at December 31, 2003 and 2004 were $0.8 million and $1.9 million, respectively.

        Property and Equipment.    Property and equipment are recorded at cost, less accumulated depreciation. Major improvements, which extend the lives of existing property and equipment, are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

        Depreciation is provided for on the straight-line basis over the estimated useful lives of the assets as follows:

Office equipment, furniture and fixtures	5 to 10 years
Computer hardware and software	3 to 5 years
Leasehold improvements	useful life of asset or term of lease

        The components of property and equipment at December 31, 2003 and 2004 are as follows (in thousands):

	2003	2004
Office equipment, furniture and fixtures	$530	$607
Computer hardware and software	2,783	5,551
Leasehold improvements	679	715

	3,992	6,873
Less accumulated depreciation	(1,162)	(1,763)

Property and equipment, net	$2,830	$5,110

Depreciation expense related to property and equipment for the years ended December 31, 2002, 2003 and 2004 was $0.3 million, $0.6 million and $1.2 million, respectively.

        In the event that facts and circumstances indicate that the carrying amounts of property and equipment may be impaired, an evaluation of recoverability is performed using the estimated future undiscounted cash flows associated with the asset compared to the asset's carrying amount to determine if a write-down is required, pursuant to the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and its related interpretations. Any impairment loss is measured as the difference between the carrying amount and the fair value of the impaired asset. The Company believes there are no impaired assets as of December 31, 2004.

        Intangible Assets.    Intangible assets, which include license rights, tradenames, managed care contracts and distribution, manufacturing and supply agreements, are stated at cost, net of accumulated amortization. These costs are capitalized and amortized on a straight-line basis over the estimated periods benefited by the asset (1 to 20 years). Amortization of such assets, excluding distribution, manufacturing and supply agreements, is included in depreciation and amortization expense in the accompanying statements of operations. Amortization expense for the years ended December 31, 2002, 2003 and 2004 totaled $14.1 million, $15.9 million and $15.7 million, respectively. These distribution, manufacturing and supply agreements are discussed in more detail in Notes 9 and 11.

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

        In the second quarter of 2003, the Company formulated a new sales and marketing strategy upon the Company hiring Mr. Patrick Fourteau as its then President and Chief Operating Officer. This new strategy resulted in the discontinuation of the pursuit of a line extension for Cognex as well as the subsequent plans to promote the product. As part of this new strategy, using market research, the Company updated its forecasts of Cognex sales projections to reflect a life cycle through June 2013, the period of time that the Company expects it will continue to sell the product in the future. As a result, the estimated useful life of Cognex was decreased from a remaining life of 17 years to 10 years, and using the estimated future undiscounted cash flows over the useful life of the product, the intangible asset related to Cognex was not projected to be recoverable.

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

        The Company believes there are no other intangible asset impairments and there were no other asset write-downs as of December 31, 2004.

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

        Developing the provision for income taxes requires significant judgment and expertise in federal, state, and international income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. Our judgments and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our income tax liabilities in our consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on our consolidated financial condition and results of operations.

        Advertising Costs.    The Company charges the costs of advertising to expense as incurred. Advertising expenses were $5.2 million, $7.3 million and $5.1 million for the years ended December 31, 2002, 2003 and 2004, respectively.

        Foreign Currency Exposure.    Certain of the Company's product purchases and sales are denominated in foreign currencies. Gains or losses on foreign currency transactions are included in income as incurred. The Company at its discretion enters into short term forward foreign exchange contracts in relation to certain purchases of two of its products. Historically, these forward contracts are not designated as hedging instruments and as such, any change in fair value while open is recognized currently in income. This gain or loss offsets the transaction gain or loss on the underlying foreign denominated payables. Foreign denominated payables, receivables and open exchange contracts as of December 31, 2003 and 2004 were insignificant.

        Stock Options.    At December 31, 2004, the Company had four stock-based employee compensation plans, which are described more fully in Note 7. The Company applies Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock options issued to employees. Accordingly, the Company records compensation expense for any stock option grants with exercise prices lower than fair value, recognized ratably over the vesting period. The Company has recognized compensation expense related to stock option grants of $0.4 million, $0.2 million and $0 for the years ended December 31, 2002, 2003 and 2004, respectively.

        Had compensation costs for the Company's options been determined using the Black Scholes option-pricing models prescribed by SFAS No. 123, "Accounting for Stock Based Compensation," the Company's pro forma net income (loss) per common share would have been reported as follows (in thousands, except per share amounts):

	2002	2003	2004
Net income (loss):
As reported	$6,166	$(1,738)	$26,554
Add: Stock based compensation expense recorded	350	207	—
Deduct: Total stock-based employee compensation expense determined under fair value based for all awards, net of related tax effects	(2,932)	(1,784)	(2,054)
Pro forma	$3,584	$(3,315)	$24,500
Net income (loss) per common share — basic:
As reported	$0.19	$(0.05)	$0.74
Pro forma	$0.11	$(0.09)	$0.69
Net income (loss) per common share — diluted:
As reported	$0.18	$(0.05)	$0.66
Pro forma	$0.11	$(0.09)	$0.61

        The weighted average fair value of options granted during 2002, 2003 and 2004 is estimated at $16.82, $5.37 and $15.70 per share, respectively. The value of options is estimated on the date of the grant using the following weighted average assumptions:

	2002	2003	2004
Risk-free interest rate	4.36%	2.96%	3.40%
Expected dividend yield	—	—	—
Expected lives	4 years	5 years	5 years
Expected volatility	105.9%	134.2%	125.06%

        Earnings Per Share.    As required by SFAS No. 128, "Earnings Per Share," the Company has presented basic and diluted earnings per common share amounts in the accompanying financial statements. Basic earnings per common share are calculated based on the weighted average common shares outstanding during the year. Diluted earnings per common share are calculated similarly to basic earnings per common share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and contingent convertible notes that are dilutive were exercised or converted and that the proceeds from such exercises, if any, were used to acquire shares of common stock at the average market price during the period.

        Below is the calculation of basic and diluted net income per common share (in thousands, except per share data):

	Year Ended December 31,
	2002	2003	2004
Net income (loss)	$6,166	$(1,738)	$26,554
Add: Interest expense on contingent convertible debt (net of tax)	—	—	1,590

Adjusted net income (loss)	$6,166	$(1,738)	$28,144

Weighted average common shares outstanding — basic	32,930	35,092	35,761
Dilutive effect of stock options	819	—	1,121
Dilutive effect of contingent convertible debt	—	—	5,547

Weighted average common shares outstanding — diluted	33,749	35,092	42,429

Basic net income (loss) per share	$0.19	$(0.05)	$0.74

Diluted net income (loss) per share	$0.18	$(0.05)	$0.66

        The number of outstanding options (in thousands), which are excluded from the above calculation as their impact would be anti-dilutive, are 1.7 million; 3.8 million and 0.7 million for the years ended December 31, 2002, 2003 and 2004, respectively.

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

        Supplemental Cash Flow Disclosures.    Supplemental cash flow information for the years ended December 31, 2002, 2003 and 2004 was as follows (in thousands):

	2002	2003	2004
Cash paid for taxes	$1,482	$4,856	$5,682
Cash paid for interest	$1,098	$114	$1,362

New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under ABP Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. The standard is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS no. 153 is not expected to have a material impact on the Company's financial position or results of operations.

        In December 2004, the FASB issued Statement 123 (revised 2004), "Share-Based Payment." The standard eliminates the disclosure-only election under FAS 123 and requires the recognition of compensation expense for stock options and other forms of equity compensation based on the fair value of the instruments on the date of grant. The standard is effective for periods beginning after June 15, 2005. See Note 1 for the disclosures of the pro forma dilutive impact on net income and earnings per share of expensing stock options based on the Black-Scholes model.

        In November 2004, the FASB issued Statement 151, "Inventory Costs." The standard clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS no. 151 is not expected to have a material impact on the Company's financial position or results of operations.

        In October 2004, the Emerging Issues Task Force (the "EITF") of the FASB reached a consensus on EITF 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share" ("EITF 04-8"), which requires all shares that are contingently issuable under the Company's outstanding convertible notes to be considered outstanding for its diluted earnings per share computations, if dilutive, using the "if converted" method of accounting from the date of issuance. These shares were only included in the diluted earnings per share computation if the Company's common stock price has reached certain conversion trigger prices. EITF 04-8 also requires the Company to retroactively restate its prior periods diluted earnings per share. EITF 04-8 is effective for periods ending after December 15, 2004. Upon adoption, EITF 04-8 had no impact on the Company's diluted earnings per share for the years ended December 31, 2002 and December 31, 2003, but it did reduce the Company's diluted earnings per share by $0.06 for the year ended December 31, 2004.

        In March 2004, the EITF reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method or the equity method. The application of this guidance should be used to determine when an investment is considered impaired, whether an impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance for evaluating whether an investment is other-than-temporarily impaired is effective for evaluations made in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued FSP 03-1-1, "Effective Date of Paragraphs 10-20 of EITF 03-1, 'The Meaning of Other than Temporary Impairment'," which delayed certain provisions of EITF 03-1 until the FASB issues further implementation guidance. The application of this consensus did not have a material impact on the Company's results of operations or financial position.

        During December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" ("SAB No. 104"), which supersedes SAB No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by SAB No. 104. The issuance of SAB No. 104 did not impact the Company's accounting policy for revenue recognition.

        During December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106" ("SFAS No. 132"). SFAS No. 132 revises disclosure requirements about pension plans and other postretirement benefit plans. SFAS No. 132 does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88,"Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106,"Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. In addition, the various elements of pension and other postretirement benefit costs must be disclosed on a quarterly basis. The annual disclosure provisions of SFAS No. 132 generally are effective for fiscal years ending after December 15, 2003, while the interim disclosure provisions are effective for interim periods beginning after December 15, 2003. The adoption of SFAS No. 132 did not have a material impact on the Company's financial condition or results of operations.

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

        On February 11, 2003, the Company entered into a Credit Agreement for a $20.0 million senior secured revolving credit facility with various lenders and LaSalle Bank National Association, as

Administrative Agent. The Credit Agreement was amended effective August 11, 2003. Borrowings may be used for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company's assets. Borrowings bear interest at the Company's option at the base rate in effect from time to time plus an applicable margin or the Eurodollar rate, plus an applicable margin. The applicable margin will vary dependent upon the Company's leverage ratio in effect from time to time. The revolving facility matures on August 11, 2006. The revolving loan contains various covenants, including covenants relative to maintaining financial ratios and earnings levels, limitations on acquisitions, dispositions, mergers and capital expenditures, limitations on incurring additional indebtedness and a prohibition on payment of dividends and certain issuances of our capital stock. As of December 31, 2003, the Company was in compliance with all financial covenants of the Credit Agreement, as amended. As of December 31, 2003, there was no outstanding balance on the Credit Agreement. For the year ended December 31, 2004, there were no borrowings or repayments under the Credit Agreement.

3. MARKETABLE SECURITIES

        The Company classifies its existing marketable securities as available-for-sale. All available-for-sale securities are classified as current as the Company has the ability to use them for current operating and investing purposes. There were no realized gains or losses in the year ended December 31, 2004. At December 31, 2004, the Company had total net unrealized losses from marketable securities of $1.8 million.

        The carrying amount of available-for-sale securities and their approximate fair values at December 31, 2004 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal agency obligations	$93,964	$14	$(1,082)	$92,896
Corporate bonds	68,443	—	(703)	67,740

Total	$162,407	$14	$(1,785)	$160,636

        The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of December 31, 2004 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Federal agency obligations	$90,904	$(998)	$—	$—	$90,904	$(998)
Corporate bonds	67,740	(787)	—	—	67,740	(787)

Total	$158,644	$(1,785)	$—	$—	$158,644	$(1,785)

        The Company has determined that its unrealized losses are temporary based on the minor amount of the losses compared to amortized cost (1.1%) and the short duration of the losses (less than 9 months), as well as the credit worthiness of the investee. The Company expects that all losses will be recovered, and intends to hold securities to recovery. If market, industry and/or investee conditions deteriorate. We may incur future impairments.

        The amortized cost and estimated fair value of marketable securities at December 31, 2004 by contractual maturity are shown below (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$38,479	$38,271
Due after one year through three years	110,194	108,808
Due after three years through five years	13,244	13,069
Due after five years	490	488

	$162,407	$160,636

        The carrying amount of available-for-sale securities and their approximate fair values at December 31, 2003 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal agency obligations	$5,062	$10	$—	$5,072
Corporate bonds	4,923	4	(3)	4,924

Total	$9,985	$14	$(3)	$9,996

4. LONG-TERM DEBT

        In March 2004, the Company issued a total of $150.0 million of its 1.75% senior subordinated contingent convertible notes due in 2024 in transactions that were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act. The notes are due March 8, 2024 and accrued interest is payable semi-annually in arrears on March 8 and September 8 of each year, commencing on September 8, 2004. In addition to the interest on the notes, after March 8, 2007, the Company will also pay contingent interest during specified six-month periods if the average trading price of the notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum. As this contingent interest feature is based on the underlying trading price of the notes, the contingent interest meets the criteria of and qualifies as an embedded derivative as provided by FAS 133, Accounting for Derivative Instruments and Hedging Activities. As of December 31, 2004, management determined that the fair value of this contingent interest embedded derivative is not material. The net proceeds from this issuance, after deducting offering expenses, were approximately $145.4 million. Financing costs of $4.6 million were incurred with the issuance which are being amortized on a straight line basis over the life of the notes and are included in other assets in the consolidated balance sheet.

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

        The Company had no debt outstanding at December 31, 2003 and no debt other than the aforementioned notes outstanding at December 31, 2004.

5. ACCRUED EXPENSES

        Accrued expenses consist of the following (in thousands):

	2003	2004
Employee compensation and benefits	$1,830	$1,951
Product returns	3,813	1,563
Product rebates	3,173	2,031
Sales deductions	1,114	2,549
Accrued royalties	546	1,202
Product license fee	—	5,000
Other	2,734	6,212

	$13,210	$20,508

6. STOCKHOLDERS' EQUITY

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

        In July 2002, the Company announced the adoption of a shareholder rights plan. The terms of the plan provide for a dividend of one right to purchase a fraction of a share of a newly created class of preferred stock for each share of common stock outstanding as of the close of business on July 26, 2002, payable on August 9, 2002. The rights expire on July 26, 2012 and may only be exercised if certain conditions are met. Under the Company's Restated Certificate of Incorporation the Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company, which could have a depressive effect on the market price of the common stock. The Company has no present plan to issue any shares of preferred stock. As of December 31, 2003 and December 31, 2004 there were no shares of preferred stock outstanding.

        The Company issued 19,542, 35,031 and 10,921 shares of common stock under its employee stock purchase plan during 2002, 2003 and 2004, respectively.

        In July 2002, the Company announced a share repurchase program. This program authorized the repurchase of up to $8 million in common stock until July 2003. Through July 2003, the Company repurchased 823,400 shares of its common stock at an aggregate cost of approximately $2.1 million. In August 2003, the Company's Board of Directors authorized the repurchase of up to an additional $7.9 million of common stock and extended the repurchase program to August 2004. In September 2003, the Company repurchased 162,225 shares of common stock at an aggregate cost of approximately $1.0 million. Through December 2003, the Company had repurchased a total of 985,625 shares of common stock at an aggregate cost of approximately $3.1 million. During the six months ended June 2004, the Company repurchased a total of 260,000 shares of common stock at an aggregate cost of approximately $4.6 million. All of these shares were retired.

        In July 2004, the Company's Board of Directors authorized a $20.0 million share repurchase program. The new program, which authorizes the repurchase of up to $5 million of common stock per quarter, became effective in August 2004, terminating and replacing the $10.0 million share repurchase program authorized by the Company's Board of Directors in fiscal 2002. The share repurchase program will expire in August 2005.

        In the third quarter of 2004, as part of the new share repurchase program, the Company's Board of Directors increased the per quarter repurchase cap and authorized the Company to repurchase a total of 731,580 shares of common stock, inclusive of the 500,000 shares of common stock repurchased from one of Dr. Kapoor's family partnerships, at an aggregate cost of approximately $13.4 million. These shares have been retired. In the fourth quarter of 2004, as part of the plan that became effective in August 2004, the Company repurchased 65,427 shares of common stock at an aggregate cost of approximately $1.3 million. These shares have been retired.

        In December 2004, the Company, with Board of Directors approval, purchased 1 million shares of common stock at an aggregate cost of approximately $23.2 million which was at a fair market value equal to the December 10, 2004 closing price of the Company's common stock as reported by Nasdaq from certain executives and board members and a significant shareholder of the Company. The Company acquired those shares in part, to establish a pool of authorized shares that will be available for contribution to the Company's Employee Stock Ownership Plan over time as the Company in its discretion deems appropriate.

7. STOCK OPTIONS

        Pursuant to the Company's 1997 Non-Qualified Stock Option Plan (the "1997 Plan"), the Board of Directors approved the issuance of options to purchase shares of common stock of the Company to various employees. Under the plan, 6,000,000 shares of common stock were reserved for issuance. Vesting periods range from immediate to four years, and options granted generally expire seven years from the date of grant. All options also include accelerated vesting provisions in the event of a change in control, as defined in the plan. In 2000, the Company terminated the 1997 Plan and no additional grants of stock options will be made under the 1997 Plan. At December 31, 2004, 25,500 options remained issued and outstanding under the 1997 Plan.

        On February 14, 2000, the Board of Directors and stockholders approved the 2000 Stock Plan (the "2000 Plan"). This plan provides for the granting of incentive stock options, nonqualified stock options, stock awards or stock bonuses, and sales of stock. The 2000 Plan provides for the grants of these options and other awards to officers, directors, full- and part-time employees, advisors and consultants. Only employees may receive incentive stock options. The Company has reserved 3,000,000 shares of common stock for issuance under the 2000 Plan. The Company's compensation committee administers the 2000. Plan and has the sole authority to determine the meaning and application of the terms of the plan and all grant agreements, the persons to whom option or stock grants are made, the nature and amount of option or stock grants, the price to be paid upon exercise of each option, the period within which options may be exercised, the restrictions on stock awards, and the other terms and conditions of awards. All options granted under the 2000 Plan include accelerated vesting provisions in the event of a change in control, as defined in the plan. The 2000 Plan will terminate in February 2010. In May 2002, the 2000 plan was terminated and no additional options will be granted or awarded under this plan. At December 31, 2004, 354,423 options remained issued and outstanding under the 2000 plan.

        On May 24, 2002, the Board of Directors and stockholders approved the 2002 Stock Plan (the "2002 Plan"). This plan provides for the granting of incentive stock options, nonqualified stock options, stock awards or stock bonuses, and sales of stock. The 2002 Plan provides for the grants of these options and other awards to officers, directors, full and part-time employees, advisors and consultants. Only full-time employees may receive incentive stock options. The aggregate number of shares available under the 2002 plan shall be seven percent of the outstanding shares of common stock on the last day of the preceding fiscal year less any options already granted under the 2002 plan up to a maximum of 3,000,000 shares. The Company's compensation committee administers the 2002 Plan and has the sole authority to determine the meaning and application of the terms of the plan and all grant agreements, the persons to whom option or stock grants are made, the nature and amount of option or stock grants, the price to be paid upon exercise of each option, the period within which options may be exercised, the restrictions on stock awards, and the other terms and conditions of awards. All options granted under the 2002 Plan include accelerated vesting provisions in the event of a change in control, as defined in the plan. On May 7, 2004, the Board of Directors and stockholders approved the amendment and restatement of the 2002 Plan to reserve an additional 1.5 million shares of common stock for issuance under the Plan. The 2002 Plan will terminate in May 2012. At December 31, 2004,

1,568,242 options were issued and outstanding under the 2002 plan. For fiscal year 2005, there are 1,196,495 options available for issue under the 2002 plan.

        On June 12, 2003, the Board of Directors approved the 2003 Nonqualified Stock Option Plan (the "2003 Plan"). This plan provides for the granting of nonqualified stock options and stock awards or stock bonuses. The 2003 Plan provides for the grants of these options and other awards to full and part-time non-executive employees. The aggregate number of shares available under the 2003 plan shall be 1,200,000 shares. The Company's compensation committee administers the 2003 Plan and has the sole authority to determine the meaning and application of the terms of the plan and all grant agreements, the persons to whom option or stock grants are made, the nature and amount of option or stock grants, the price to be paid upon exercise of each option, the period within which options may be exercised, the restrictions on stock awards, and the other terms and conditions of awards. All options granted under the 2003 Plan include accelerated vesting provisions in the event of a change in control, as defined in the plan. The 2003 Plan will terminate in June 2013. At December 31, 2004, 870,541 options were issued and outstanding under the 2003 plan. For fiscal year 2005, there are 166,968 options available for issue under the 2003 plan.

        The Company has granted stock options to officers, directors, and employees as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price
Outstanding at December 31, 2001	2,984,076	$10.78
Granted	758,350	16.82
Canceled	(199,147)	15.05
Exercised	(327,237)	13.43

Outstanding at December 31, 2002	3,216,042	12.34

Granted	2,977,725	6.09
Canceled	(1,268,780)	14.19
Exercised	(1,093,007)	2.29

Outstanding at December 31, 2003	3,831,980	9.65

Granted	1,112,525	16.64
Canceled	(588,111)	17.86
Exercised	(1,537,688)	7.37

Outstanding at December 31, 2004	2,818,706	11.97

        The following table sets forth the range of exercise prices, number of shares, weighted average exercise price, and remaining contractual lives by similar price and grant date at December 31, 2004.

	Outstanding			Exercisable
Range of Exercise Price	Outstanding at December 31, 2004	Weighted Average Remaining Life	Weighted Average Price	Exercisable at December 31, 2004	Weighted Average Price
$ 0.42 – $ 2.88	253,028	5.8 years	$2.43	24,948	$1.97
3.04 – 4.89	511,102	5.9 years	3.62	82,826	3.25
5.08 – 8.08	190,428	5.3 years	6.33	58,284	5.33
10.47 – 12.00	612,827	6.1 years	11.17	311,066	8.22
12.93 – 19.86	640,739	6.6 years	14.88	51,977	12.85
20.28 – 29.20	610,582	6.1 years	22.35	134,922	23.05

Total	2,818,706			664,023

        Upon the exercise of outstanding options, the Company became entitled to a tax effected benefit of $0.9 million, $1.7 million and $7.4 million in fiscal 2002, 2003 and 2004, respectively, which represents the tax benefit to the Company for tax deductions for options exercised in each year. The impact of the benefit has been credited to additional paid-in capital.

        The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock options issued to employees. Accordingly, the Company records compensation expense for any stock option grants with exercise prices lower than fair value, recognized ratably over the vesting period. The Company has recognized compensation expense related to stock option grants of $0.4 million, $0.2 million and $0 in the years ended December 31, 2002, 2003 and 2004, respectively.

        All options granted in the years ended December 31, 2002, 2003 and 2004 have been granted at exercise prices equal to fair market value at the date of grant.

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

8. INCOME TAXES

        The income tax (provision) benefit for the years ended December 31, 2002, 2003 and 2004, respectively, consisted of the following (in thousands):

	2002	2003	2004
Current	$(6,814)	$3,127	$(7,397)
Deferred	2,873	(2,084)	(5,018)

	$(3,941)	$1,043	$(12,415)

        A reconciliation of the statutory rate to the effective rate as recognized in the statements of operations is as follows:

	2002	2003	2004
Federal statutory rate	34.0%	34.5%	35.0%
State income tax, net of federal benefit	2.3	3.3	2.7
International income tax	—	—	(5.7)
Non-deductible expenses and other	2.6	(0.3)	(0.1)

	38.9%	37.5%	31.9%

        Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2003 and 2004 are as follows (in thousands):

	2003	2004
Deferred tax assets:
Accrued returns	$1,350	$610
Accrued liabilities and reserves	1,492	1,299
Net operating loss carryforward	—	887
Charitable contributions carryforward	2,464	3,191
Other assets	673	1,163

	$5,979	$7,150

Deferred tax liabilities:
Intangibles	$1,577	$2,600
Interest accrual	—	3,511
Other liabilities	150	970

	$1,727	$7,081

Valuation allowance	914	1,054

Net deferred tax assets (liabilities)	$3,338	$(985)

        At December 31, 2004, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $0.9 million, tax effected, expiring at various dates through 2024. At December 31, 2004, the company had charitable contribution carryforwards of $3.2 million, tax effected, expiring at various dates through 2009.

        For any deferred tax assets where the Company determines that it is more likely than not that a deferred tax asset would not be recovered, the Company records a valuation allowance. The valuation allowance for deferred tax assets increased by $0.1 million in 2004 primarily due to the creation of net operating losses. Before the provision for income taxes, domestic income was $32.5 million and foreign income was $6.5 million for the year ended December 31, 2004.

        At December 31, 2004, the Company had an aggregate of $6.5 million of unremitted earnings of foreign subsidiaries that have been or are intended to be permanently reinvested for continued use in foreign operations and that, if distributed, would result in taxes at approximately that U.S. statutory rate.

9. ACQUISITIONS AND INTANGIBLE ASSETS

        On January 29, 1999, the Company acquired exclusive rights in the U.S. to Robinul and Robinul Forte tablets from American Home Products Corporation ("AHP") for $4.0 million in cash with an additional $1.8 million financed by the seller. Pursuant to the acquisition, the Company also assumed liabilities of $0.2 million for returns of products shipped by the seller prior to the acquisition date. The Company has recorded the total purchase price for this acquisition including the liabilities assumed to the licensing rights within intangible assets in its financial statements. The licensing rights are being amortized over an estimated economic life of 20 years. The Company agreed to pay royalties on net sales as long as the Company sells the product.

        In December 2002, the Company reviewed the estimated assumed liability for sales returns for the Robinul and Robinul Forte products. This review is performed by the Company on a periodic basis and is done for all acquisitions. From this review, the Company determined that the established reserves for Robinul and Robinul Forte were in excess of the currently expected returns. As a result of the revised estimate, the Company reduced the liability and increased net revenues by $0.1 million in December 2002.

        On April 14, 2000, the Company acquired exclusive rights from Warner-Lambert Company, a subsidiary of Pfizer, to distribute, market, and sell the drug Ponstel in the U.S. for $9.5 million in cash and a $3.5 million promissory note to the seller. The Company also assumed liabilities of $1.1 million for certain returns of products shipped by the seller prior to the acquisition date, and returned after October 20, 2000. The Company financed $9.5 million of the transaction under a bridge loan agreement. Both the bridge loan and promissory note were paid in full in June 2000 upon the receipt of proceeds from the Company's initial public offering. The acquisition agreement includes the purchase of the license rights and certain trademarks. The value allocated to tradename and license rights is being amortized over their estimated useful lives of 20 years. In addition, the Company agreed to purchase the entire outstanding inventory of Ponstel for approximately $0.1 million.

        On June 22, 2000, the Company acquired exclusive rights from Warner-Lambert Company, a subsidiary of Pfizer, to market, distribute and sell the drug Cognex and a new unapproved version of Cognex called Cognex CR, in the U.S. and other countries for $3.5 million in cash. The Company must also pay up to $1.5 million in additional purchase price if the Company obtains FDA approval to market Cognex CR. The Company also assumed liabilities of $0.8 million for returns of products shipped by Warner-Lambert prior to the acquisition date, and returned after June 22, 2001. The purchase price was allocated among the fair values of intangible assets (primarily tradename and licensing rights) and liabilities assumed and is being amortized over 20 years. In March 2001, the

Company reviewed the estimated assumed liability for sales returns for Cognex. From this review, the Company determined that the established reserves for Cognex were less than what was needed to cover future anticipated returns of Cognex. As a result of this revised estimate, assumed liabilities for Cognex increased by $2.7 million.

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

        On August 20, 2001, the Company acquired from Sanofi-Synthelabo Inc. ("Sanofi") the Prenate line of prescription prenatal vitamins (the "Prenate Acquisition"). The purchase price was $51.9 million in cash and the assumption of liabilities of $0.9 million for returns of product shipped by Sanofi prior to the acquisition date, and returned after February 20, 2002 and for estimated contractual price reductions with wholesalers and insurance providers. The agreement includes the purchase of the Prenate license rights, certain tradenames and managed care contracts and a supply agreement. The purchase price was allocated among the fair values of the intangible assets acquired and the liabilities assumed and is being amortized over a period of 3 to 20 years. The managed care contracts are being amortized over a period of 5 years and the supply agreement is being amortized over a period of 3 years. All other intangibles are being amortized over 20 years. The weighted average amortization period is 17 years. In addition, the Company purchased the outstanding inventory of Prenate for approximately $0.1 million.

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

        On December 21, 2001, the Company acquired from Dura Pharmaceuticals Inc., an affiliate of Elan Pharmaceuticals PLC ("Elan"), the U.S. rights to Furadantin, a prescription drug used for the treatment of urinary tract infections in children, for $15.8 million in cash plus acquisition costs of approximately $0.2 million and the assumption of liabilities of $0.3 million for the return of product shipped by Elan prior to the acquisition date returned after December 31, 2002. The purchase price was allocated among the fair value of the intangible assets acquired and liabilities assumed and is being amortized over a weighted average amortization period of 17 years. The purchase agreement includes all assets related to Furadantin, including the new drug application ("NDA") and the trademark. The license rights and tradename are being amortized over 20 years. Additionally, the Company purchased the outstanding inventory of Furadantin for $0.3 million. The Company has also entered into a transitional supply agreement with Elan Pharmaceuticals whereby they will supply the Company with Furadantin until May 2003. The supply agreement is being amortized over its useful life of 17 months.

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

        On March 6, 2002, the Company acquired from AstraZeneca UK Limited certain U.S. rights relating to the antihypertensive prescription medication Sular. The Company also entered into a long-term manufacturing, supply, and distribution agreement with Sular's current manufacturer, Bayer AG. The aggregate purchase price paid was $184.3 million in cash, including $0.6 million in acquisition costs, plus the assumption of liabilities of $1.9 million related to the return of product shipped prior to the acquisition date. In addition, the Company must pay up to $30.0 million in additional purchase price after closing, based on the achievement of certain performance milestones during a specified period of time. The agreements include the purchase of the Sular license rights, certain tradenames and managed care contracts and a distribution agreement. The purchase price also included $5.7 million of product inventory. The purchase price was allocated among the fair values of the intangible and tangible assets acquired and the liabilities assumed and is being amortized over a period of 5 to 20 years. The weighted average amortization period is 19 years. The results of Sular are included in the consolidated statements of operations from March 6, 2002.

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

Pro forma for the Year Ended 2002
Net revenues	$121,545

Net income	$8,951

Diluted net income per share	$0.27

        In December 2002, the Company reviewed the estimated assumed liability for sales returns for the Sular product. This review is performed by the Company on a periodic basis and is done for all acquisitions. From this review, the Company determined that the established reserves for Sular were less than what was needed to cover future anticipated returns of Sular. As a result of this revised estimate, assumed liabilities for Sular increased by $0.7 million.

        In December 2004, the Company recorded an additional $5.0 million in purchase price for licensing rights of sular as a result of the company reaching a performance milestone in the original agreement. This milestone is being amortized over the remaining useful life of the asset.

        The following table reflects the components of all intangible assets as of December 31, 2004 (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Average Life
Licensing rights	$249,715	$(41,285)	$208,430	20 years
Trade names	11,060	(1,739)	9,321	20 years
Contracts	8,300	(4,832)	3,468	5 years
Supply/Distribution agreements	11,490	(4,056)	7,434	1 to 10 years
Other intangibles	3,082	(1,782)	1,300	20 years

Total	$283,647	$(53,694)	$229,953	19 years

        The following table reflects the components of all intangible assets as of December 31, 2003 (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Average Life
Licensing rights	$244,415	$(30,439)	$213,976	20 years
Tradenames	11,060	(1,186)	9,874	20 years
Contracts	8,300	(3,172)	5,128	5 years
Supply/Distribution agreements	11,490	(2,821)	8,669	1 to 10 years
Other intangibles	3,082	(373)	2,709	20 years

Total	$278,347	$(37,991)	$240,356	19 years

        Amortization is calculated on a straight-line basis over the estimated useful life of the intangible asset. Estimated annual amortization expense for each of the 5 succeeding fiscal years is as follows (in thousands):

Year ending December 31,
2005	$15,966
2006	15,766
2007	15,662
2008	14,357
2009	14,106

10. RECLASSIFICATIONS

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

        In June 2002, we entered into an agreement with Jame Fine Chemicals, Inc. for a ten year exclusive license to make, have made, use, distribute, market, promote, advertise and sell pharmaceutical formulations containing the ingredients dextromethorphan tannate and dexchlorpheniramine tannate. Tanafed DP and Tanafed DMX products contain dexchlorpheniramine tannate and Tanafed DMX contains dextromethorphan tannate. The agreement became effective upon the first sale of product containing the ingredients, which occurred in August 2002. We paid a license fee of $0.5 million in cash in connection with the first sale. We have also paid an additional $2.5 million in royalty installments through January 2005. As of December 31, 2004, $0.3 million of these royalty payments is refundable to us based on actual sales levels achieved. A nonrefundable royalty commenced in January 2005. In June 2002, we entered into an exclusive distribution agreement with Unisource granting us exclusive rights to sell Tanafed DP and Tanafed DMX in North America and for Unisource to supply Tanafed DP and Tanafed DMX to us through June 2007, subject to an automatic three year renewal. The agreement requires us to purchase all of our Tanafed DP and Tanafed DMX requirements from Unisource and subjects us to minimum purchase requirements. We must pay Unisource for the manufacture and supply of Tanafed DP and Tanafed DMX based upon fixed unit costs.

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

        In January 2002, the Company entered into a license agreement with Wyeth-Ayerst Canada Inc. and Whitehall-Robins Inc. under which the Company acquired rights to have the product manufactured, and to market and sell Robinul and Robinul Forte in Canada. The Company will pay Wyeth-Ayerst Canada a royalty on net sales of Robinul in Canada. We do not currently have plans to market or sell Robinul or Robinul Forte in Canada.

        On March 25, 1999, the Company acquired the rights from Penwest Pharmaceuticals Co. ("Penwest") to use Penwest's TIMERx controlled-release technology to develop FHCP 01 pursuant to a product development agreement. In November 2002, the Company entered into an amended and restated product development agreement with Penwest. Under the Penwest agreements, the Company has the right to manufacture, use and sell the developed migraine product in North America for a period extending 15 years from the date a new drug application is issued for the product, as well as license certain Penwest patents. Under these agreements, the Company is required to pay Penwest up to an aggregate of approximately $2.6 million of non-refundable fees upon achieving specified milestones through the first anniversary of the first commercial sale of the product following the regulatory approval and royalties upon any sales of the migraine product at rates the Company believes are within industry customary ranges. Penwest was able to terminate the product development agreement in the event the Company failed to timely achieve designated performance milestones within prescribed time periods including the completion of clinical trials by April 2002, applying for FDA approval of the product within six months after completing clinical trials and commercially launching the product within two months after obtaining FDA approval. Penwest was also able to terminate the product development agreement if the Company failed to either sell specified minimum quantities of the product each year after approval of the product or pay the applicable royalty to Penwest as if the Company had sold such minimum quantity. The Company did not complete clinical trials of the migraine product by April 2002, however, in November 2002, the Company entered into an amended and restated product development agreement with Penwest under which Penwest agreed to waive this provision. During 2002, the Company paid Penwest $427,000, which is included in research and development expense in the accompanying statements of operations. No payments were made during 2004 or 2003.

        In July 1999, we acquired exclusive U.S. rights to distribute, market and sell Nitrolingual from Pohl-Boskamp beginning on February 1, 2000 for five years plus an additional five-year renewal period. In October 2004, the distribution agreement was renewed for an additional five years with an additional renewal period of two years. Under the agreement, Pohl-Boskamp supplies us Nitrolingual at prices that decrease as volume purchased in each year increases. We must purchase designated minimum quantities in each year of the agreement or pay a fee to keep the agreement in effect. We must also pay a royalty on net sales of the product. Also, Pohl-Boskamp can terminate our distribution agreement for Nitrolingual if a company with a product competitive with Nitrolingual acquires direct or indirect influence or control over us, or if a significant change in our stockholders occurs so that Kapoor-Pharma Investments and our employees, management, directors, and any of their respective affiliates, do not in the aggregate directly or indirectly beneficially own at least 20% of our shares. Our agreement with Pohl-Boskamp prohibits us from selling other products which are indicated for the relief of angina pectoris. Aventis had exclusive rights through January 2000 to a version of the product containing CFC named Nitrolingual spray. To promote earlier adoption of Nitrolingual Pumpspray, the Company obtained exclusive rights from Aventis to market this CFC product in the U.S. as of November 22, 1999.

        In December 2000, the Company signed an agreement with West-ward Pharmaceuticals to manufacture Ponstel. This agreement expires in April 2005 subject to automatic annual renewals. The Company must purchase all of its requirements for Ponstel from West-ward and is subject to minimum purchase requirements. The Company must pay West-ward a price for Ponstel based on a multiple of West-ward's direct cost of goods sold in the manufacture and supply of the product. In addition, the Company must pay West-ward milestone payments, as long as no generics have been introduced, upon certain anniversary dates of FDA approval of the manufacture of Ponstel by West-ward. During 2004, the Company paid $0.3 million in milestone payments to West-ward. The Company filed a site transfer application with the FDA and received approval in February 2004. West-ward supplies Cognex to us pursuant to an agreement that expires March 4, 2008 and is renewable for two years. For the Cognex product, the Company negotiated a supply agreement with a Warner-Lambert affiliate to continue to manufacture and supply Cognex and the active ingredient in Cognex for 2 years subject to a one-year renewal. The Company will pay Warner-Lambert's affiliate a production fee for its manufacture of Cognex and the active ingredient. The supply agreement contains designated quantities of Cognex and its active ingredient that Warner-Lambert's affiliate will supply and that the Company must purchase.

        For the Prenate product line, under the terms of the asset purchase agreement, the Company was assigned a contract between Sanofi and Patheon Inc. to manufacture the product line. The term of the agreement is for 5 years from October 1, 1999 subject to automatic one-year renewals. The Company also assumed a supply and packaging agreement with Banner Pharmacaps Inc. ("Banner") and Sanofi for the supply and packaging of the products. The agreement with Banner is for a term of 5 years subject to two-year renewals. Under the terms of the supply agreement with Banner, as amended, the Company will pay Banner a royalty on net sales. The agreement with Banner was terminated in December 2004 as the Company discontinued Prenate GT and Prenate Advance. The Sanofi packaging agreement is for a term of 3 years subject to a 3 year renewal.

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

        The Company relies on third-party suppliers to produce its products. The supplier for two products and the suppliers for components of two other products hold patents relating to their respective products. Due to the patent restrictions, the supply of these four products, whose sales comprised 56.3%, 59.7% and 59.9% of the Company's sales in the years ended December 31, 2002, 2003, and 2004, respectively, are exclusively available through these suppliers.

12. RETIREMENT PLAN

        In 1996, the Company began a qualified defined contribution 401(k) plan, which provides benefits to substantially all employees. The annual contribution, if any, to the trust is at the discretion of the Board of Directors of the Company. Employer contributions to the plan for the years ended December 31, 2002, 2003 and 2004 were $0.3 million, $0.5 million and $0.6, respectively.

13. COMMITMENTS AND CONTINGENCIES

        In December 2001, the Company entered into a lease agreement for a new facility. In April 2002, the Company moved into this facility. This new facility is leased under a non-cancelable operating lease that expires in May 2009. The lease for the previous facility was terminated in June 2002 and the Company has no further obligations related to this lease. The total rent expense for the Company was $0.4 million, $0.6 million and $0.6 million for the years ended December 31, 2002, 2003, and 2004 respectively.

        In September 2004, the Company entered into a lease agreement for office space in Dublin, Ireland. In October 2004, the Company moved into this space. This new space is leased under a non-cancelable operating lease that expires in May 2009. The total rent expense for the Company was $6,000 for the year ended December 31, 2004.

        The Company leases vehicles for certain employees under non-cancelable lease agreements expiring in 2006. The total vehicle lease expense under the lease agreements for the years ended December 31, 2002, 2003 and 2004 was $2.3 million, $1.8 million and $2.4 million, respectively.

        The total minimum future commitments under leases for years succeeding December 31, 2004 is as follows (in thousands):

Period ending December 31,

2005	$1,572
2006	1,874
2007	685
2008	667
2009	222

Total	$5,020

        The Company has employment contracts with certain executives, which provide for certain levels of severance in the event of termination without cause or for certain change of control events, as defined.

        First Horizon, certain former and current officers and directors are defendants in a consolidated securities lawsuit initiated on August 22, 2002 in the United States District Court for the Northern District of Georgia. Plaintiffs in the class action alleged in general terms that we violated Sections 11 and 12(a)(a) of the Securities Act of 1933 and that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In an amended complaint, Plaintiffs claim that we issued a series of materially false and misleading statements to the market in connection with our public offering on April 24, 2002 and thereafter relating to alleged "channel stuffing" activities. The amended compliant also alleged controlling person liability on behalf of certain of our officers under Section 15 of the Securities Act of 1933 and Section 20 of the Securities Exchange Act of 1934. Plaintiffs sought an unspecified amount of compensatory damages to be proven at trial.

        On September 29, 2004, the U.S. District Court for the Northern District of Georgia dismissed, without prejudice, the class action lawsuit. Although the class action lawsuit was dismissed, the court granted the plaintiffs the right to refile their class action lawsuit provided that the plaintiffs pay all of the defendant's fees and costs associated with filing the motions to dismiss the class action lawsuit. Plaintiffs failed to refile by the deadline, but have asked the Court to reconsider its dismissal. Should the Court reverse the dismissal, we will vigorously defend against any claims made.

        On April 15, 2004, we filed a patent infringement action against Breckenridge Pharmaceutical, Inc. in the U.S. District Court for the Northern District of Illinois, on the grounds that their product, Duotan PD, infringes the patents for our products, Tanafed DPand Tanafed DMX. In response, on April 21, 2004, Breckenridge filed for declaratory judgment in the U.S. District Court for the Southern District of Florida seeking to invalidate the Tanafed patents. On July 20, 2004, our action was transferred to the U.S. District Court for the Southern District of Florida.

        We intend to vigorously litigate our infringement action and defend Breckenridge's motion for declaratory judgment unless resolved otherwise. While we believe that Breckenridge's product, Duotan, infringes the patent for Tanafed, we cannot assure you that we will prevail. If we lose our infringement action and Breckenridge is successful in invalidating the Tanafed patent we could lose market share for Tanafed or we may have to decrease the price of Tanafed to keep its sales competitive, resulting in a loss of earnings and profits from Tanafed sales.

        The Company is also involved with other various routine legal proceedings incident to the ordinary course of business. None of these proceedings are expected to have a material adverse effect on the consolidated financial statements.

14. RELATED-PARTY TRANSACTIONS

        In the third quarter of 2004, the company purchased 500,000 shares of common stock from one of Dr. Kapoor's family partnerships, at an aggregate cost of approximately $13.4 million.

        On December 10, 2004, the Company, with Board of Directors approval, purchased 1 million shares of common stock at fair market value equal to the December 10, 2004 closing price of the Company's common stock as reported by Nasdaq from certain executives and a board member and significant shareholder of the Company. The Company acquired those shares in part, to establish a pool of authorized shares that will be available for contribution to the Company's Employee Stock Ownership Plan over time as the Company in its discretion deems appropriate.

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The following table sets forth summary quarterly financial information for the years ended December 31, 2003 and 2004 (in thousands):

2003 by Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$12,495	$20,958	$24,722	$37,130
Gross profit	8,406	15,021	21,330	32,814
Operating income (loss)	(13,617)	(9,418)	5,334	14,724
Net income (loss)	(8,679)	(6,104)	3,440	9,605
Earnings (loss) per share:
Basic	$(0.25)	$(018)	$0.10	$0.27
Diluted	$(0.25)	$(0.18)	$0.10	$0.27
2004 by Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$32,018	$35,990	$41,559	$42,400
Gross profit	26,443	29,165	32,664	34,613
Operating income	8,280	8,926	11,156	9,297
Net income	5,047	5,509	7,435	8,563
Earnings per share:
Basic	$0.14	$0.15	$0.21	$0.24
Diluted	$0.13	$0.14	$0.18	$0.21

        Quarterly 2004 results have been restated to reflect the companies adoption of EITF 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share."

16. SUBSEQUENT EVENT

        In March 2005, the Company entered into a definitive agreement to acquire U.S. rights to the type 2 diabetes prescription medication Fortamet(TM) (metformin hydrochloride) and the cholesterol medication Altoprev(R) (lovastatin) from Andrx Corporation ("Andrx"). The Company also entered into a long-term manufacturing and supply agreement with Andrx.

        The Company will pay Andrx $50 million at closing and up to $35 million in additional purchase price when Andrx achieves and maintains certain defined manufacturing service levels. Andrx is also entitled to royalties on net sales of both products, as defined. The agreement also contemplates possible future development collaborations. The Company anticipates that it will close the transaction in March or April 2005, subject to approval under the Hart-Scott-Rodino Anti-Trust Improvement Act and the satisfaction of certain other customary closing conditions.

SCHEDULE II

FIRST HORIZON PHARMACEUTICAL CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
(IN THOUSANDS)

Classification		Balance of Beginning of Year	Charged to Costs and Expenses	Deductions	Balance End of Year
2002	Allowance for doubtful accounts and discounts	1,087	1,185	(1,505)	767
	Allowance for product returns	3,374	16,047	(7,205)	12,216
	Allowance for product rebates	3,866	12,269	(7,765)	8,370
	Allowance for sales deductions	1,771	10,415	(9,885)	2,301
2003	Allowance for doubtful accounts and discounts	767	3,034	(3,255)	546
	Allowance for product returns	12,216	5,694	(14,097)	3,813
	Allowance for product rebates	8,370	9,280	(14,477)	3,173
	Allowance for sales deductions	2,301	6,425	(7,612)	1,114
2004	Allowance for doubtful accounts and discounts	546	4,229	(4,026)	749
	Allowance for product returns	3,813	6,410	(8,660)	1,563
	Allowance for product rebates	3,173	9,553	(10,695)	2,031
	Allowance for sales deductions	1,114	25,781	(24,346)	2,549

QuickLinks

TABLE OF CONTENTS
PART I
ITEM 1. BUSINESS
RISK FACTORS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
Report of Independent Registered Public Accounting Firm
ITEM 9B. OTHER INFORMATION
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Report of Independent Registered Public Accounting Firm
FIRST HORIZON PHARMACEUTICAL CORPORATION CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARES DATA)
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
SCHEDULE II FIRST HORIZON PHARMACEUTICAL CORPORATION