Form 10-Q
period 2005-03-31
FIRST HORIZON PHARMACEUTICAL CORP
filed 2005-05-06
CIK 1106773

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[MARK ONE]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act). Yes ☒        No ☐

        As of April 30, 2005, there were 35,004,860 shares of the Registrant's Common Stock outstanding.

FIRST HORIZON PHARMACEUTICAL CORPORATION
FORM 10-Q
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HORIZON PHARMACEUTICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,904	$36,586
Marketable securities	112,617	160,636
Accounts receivable, net of allowance for doubtful accounts and discounts of $758 and $749 at March 31, 2005 and December 31, 2004, respectively	24,192	23,833
Inventories	30,547	15,824
Income taxes receivable	2,446	5,438
Current deferred tax assets	3,219	3,419
Other current assets	9,766	7,581

Total current assets	203,691	253,317

Property and equipment, net	5,300	5,110
Other assets:
Intangibles, net	276,553	229,953
Other	10,046	10,104

Total other assets	286,599	240,057

Total assets	$495,590	$498,484

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Account payable	$19,272	$14,569
Accrued expenses	7,982	20,508

Total current liabilities	27,254	35,077

Long-term liabilities:
Convertible debt	150,000	150,000
Deferred tax liabilities	4,744	4,404
Other long-term liabilities	418	594

Total liabilities	182,416	190,075

Stockholders' equity:
Preferred stock, 1,000,000 shares authorized and none outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,001,568 and 36,087,044 issued at March 31, 2005 and December 31, 2004, respectively	36	36
Additional paid-in capital	286,690	288,335
Retained earnings	50,903	43,315
Accumulated other comprehensive loss	(1,265)	(87)

	336,364	331,599
Less: Treasury stock at cost, Common stock, 1,000,000 shares at March 31, 2005 and December 31, 2004	(23,190)	(23,190)

Total stockholders' equity	313,174	308,409

Total liabilities and stockholders' equity	$495,590	$498,484

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	For The Quarter Ended March 31,
	2005	2004
Net Revenues	$40,957	$32,018
Operating costs and expenses:
Cost of revenues	7,169	5,575
Selling, general and administrative expense	17,685	13,851
Depreciation and amortization	4,363	4,131
Research and development expense	265	181

Total operating costs and expenses	$29,482	$23,738

Operating income	11,475	8,280

Other (expense) income:
Interest expense	(1,006)	(210)
Interest income	1,042	291
Other	(16)	12

Total other (expense) income	$20	$93

Income before provision for income taxes	11,495	8,373
Provision for income taxes	(3,907)	(3,326)

Net income	$7,588	$5,047
Other comprehensive loss	(1,178)	(17)

Comprehensive income	$6,410	$5,030

Net income per common share:
Basic earnings per common share	$0.22	$0.14

Diluted earnings per common share	$0.19	$0.13

Weighted average common shares outstanding:
Basic	35,066	35,745

Diluted	42,505	38,632

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For The Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$7,588	$5,047
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,363	4,131
Non-cash interest expense	84	49
Deferred income tax expense	842	558
Reduction in taxes payable—stock option exercises	138	405
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(359)	4,394
Inventories	(14,723)	2,150
Other current assets and other assets	(2,211)	(2,566)
Income taxes receivable	2,992	2,061
Accrued expenses and other	(7,702)	(2,100)
Accounts payable	4,703	(1,090)

Net cash (used in) provided by operating activities	(4,285)	13,039
Cash flows from investing activities:
Purchase of products	(55,578)	—
Purchase of property and equipment	(575)	(252)
Proceeds from sale of marketable securities	51,122	—
Purchase of marketable securities	(3,877)	(37,548)

Net cash used in investing activities	(8,908)	(37,800)
Cash flows from financing activities:
Capitalized financing costs incurred	—	(4,572)
Repurchase of common stock	(2,094)	—
Proceeds from long-term debt	—	150,000
Net proceeds from issuance of common stock	311	3,120

Net cash (used in) provided by financing activities	(1,783)	148,548
Effect of foreign exchange rates on cash	(706)	(10)
Net change in cash and cash equivalents	(15,682)	123,777
Cash and cash equivalents, beginning of period	36,586	33,722

Cash and cash equivalents, end of period	$20,904	$157,499

Supplemental Cash Flow Information:
Cash paid for income taxes	$122	$333

Cash paid for interest	$1,325	$13

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Basis of Presentation

        The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which management considers necessary for fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods. Certain footnote disclosures normally included in financial statements prepared according to accounting principles generally accepted in the United States of America have been condensed or omitted from these interim financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results for the full year. The interim results should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-30123).

2.     New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No.29." The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under ABP Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. The standard is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS no. 153 is not expected to have a material impact on the Company's financial position or results of operations.

        In December 2004, the FASB issued Statement 123 (revised 2004), "Share-Based Payment." The standard eliminates the disclosure-only election under SFAS 123 and requires the recognition of compensation expense for stock options and other forms of equity compensation based on the fair value of the instruments on the date of grant. The standard is effective for fiscal years beginning after June 15, 2005. See Note 3 for the disclosures of the pro forma dilutive impact on net income and earnings per share of expensing stock options based on the Black-Scholes model.

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

        Had compensation costs for the Company's options been determined using the Black-Scholes option valuation model prescribed by SFAS No. 123, "Accounting for Stock Based Compensation," the

Company's pro forma net income per common share would have been reported as follows (in thousands, except per share amounts):

	For The Quarter Ended March 31,
	2005	2004
Net income as reported	$7,588	$5,047
Deduct:
Total stock-based employee compensation expense determined under fair value basis for all awards, net of related tax effects	(485)	(641)

Pro forma	$7,103	$4,406

Net income per common share-basic:
As reported	$0.22	$0.14
Pro forma	$0.20	$0.12
Net income per common share-diluted:
As reported	$0.19	$0.13
Pro-forma	$0.18	$0.12

        The weighted average fair value per share of options granted during the three months ended March 31, 2005 and 2004 is estimated at $15.17 and $12.78, respectively. The value of options is estimated on the date of the grant using the following weighted average assumptions:

	2005	2004
Risk-free interest rate	3.79%	3.02%
Expected dividend yield	—	—
Expected lives	5 years	5 years
Expected volatility	117.02%	129.27%

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

4.     Marketable Securities

        The Company classifies its existing marketable securities as available-for-sale. All available-for-sale securities are classified as current as the Company has the ability to use them for current operating and investing purposes. There were $0.3 million in realized losses in the three months ended March 31, 2005. At March 31, 2005, the Company had total net unrealized losses from marketable securities of $2.5 million.

        The carrying amount of available-for-sale securities and their approximate fair values at March 31, 2005 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal agency obligations	$83,547	$—	$(1,773)	$81,774
Corporate bonds	31,614	—	(771)	30,843

Total	$115,161	$—	$(2,544)	$112,617

        The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of March 31, 2005 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Federal agency obligations	$68,890	$(1,381)	$12,884	$(392)	$81,774	$(1,773)
Corporate bonds	27,094	(637)	3,749	(134)	30,843	(771)

Total	$95,984	$(2,018)	$16,633	$(526)	$112,617	$(2,544)

        The Company has determined that its unrealized losses are temporary based on the minor amount of the losses compared to amortized cost and the short duration of the losses, as well as the credit worthiness of the investees. The Company expects that all losses will be recovered, and intends to hold securities to recovery. If market, industry and/or investee conditions deteriorate, we may incur future impairments.

        The amortized cost and estimated fair value of marketable securities at March 31, 2005 by contractual maturity are shown below (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$7,415	$7,211
Due after one year through three years	81,048	79,444
Due after three years through five years	18,931	18,377
Due after five years	7,767	7,585

	$115,161	$112,617

        The carrying amount of available-for-sale securities and their approximate fair values at December 31, 2004 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal agency obligations	$93,964	$14	$(1,082)	$92,896
Corporate bonds	68,443	—	(703)	67,740

Total	$162,407	$14	$(1,785)	$160,636

5.     Inventories

        Inventories consist of purchased pharmaceutical products and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method, and market is considered to be net realizable value. Inventories consist of finished product and bulk product awaiting processing and packaging into finished product. Inventories, net of reserves of $0.9 million at March 31, 2005 and December 31, 2004, consisted of (in thousands):

	March 31, 2005	December 31, 2004
Bulk product	$12,606	$6,882
Finished product	17,941	8,942

Total inventories	$30,547	$15,824

6.     Intangible Assets

        On March 28, 2005, the Company acquired the worldwide rights to Fortamet and Altoprev from Andrx Corporation. The Company paid Andrx $50 million, and may pay up to an additional $35 million when Andrx achieves certain defined manufacturing levels and delivers certain quantity of Altoprev. Andrx is also entitled to royalties on net sales, as defined.

        With the assistance of valuation experts, the Company will allocate the purchase price to the fair value of the various intangible assets which are not deemed to have an indefinite life. Intangible assets are amortized on a straight line basis over their respective useful lives. The intangible assets recorded in connection with the acquisition of Fortamet and Altoprev are anticipated to be amortized over a period of fifteen years.

        The following table reflects the components of intangible assets as of March 31, 2005 (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Expected Life
Licensing rights	$300,267	$(45,666)	$254,601	15 to 20 years
Trade names	11,060	(1,878)	9,182	20 years
Contracts	8,300	(5,247)	3,053	5 years
Supply/Distribution agreements	11,490	(4,315)	7,175	1 to 10 years
Other intangibles	3,107	(565)	2,542	20 years

Total	$334,224	$(57,671)	$276,553	19 years

        The following table reflects the components of intangible assets as of December 31, 2004 (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Expected Life
Licensing rights	$249,715	$(42,540)	$207,175	20 years
Trade names	11,060	(1,739)	9,321	20 years
Contracts	8,300	(4,832)	3,468	5 years
Supply/Distribution agreements	11,490	(4,056)	7,434	1 to 10 years
Other intangibles	3,082	(527)	2,555	20 years

Total	$283,647	$(53,694)	$229,953	19 years

        For the three months ended March 31, 2005, amortization expense related to the intangible assets was $4.0 million. Amortization is calculated on a straight-line basis over the estimated useful life of the intangible asset. Estimated annual amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal year ended December 31:	Amount
2005	$18,529
2006	$19,136
2007	$19,032
2008	$17,727
2009	$17,476

7.     Other Assets

        Other assets at March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Capitalized finance costs	$4,534	$4,619
Advance payment for product licenses	5,453	5,426
Deposits	59	59

Total other assets	$10,046	$10,104

        During the second quarter of 2004, the Company announced an agreement with SkyePharma PLC, granting it the exclusive license to market and distribute a cardiovascular product in the United States. The agreement requires the Company to pay $5.0 million to SkyePharma upon signing the agreement and up to an additional $15.0 million is payable thereafter—all of which are contingent upon milestones related to the U.S. Food and Drug Administration ("FDA") approval. The product has been submitted to the FDA for approval. The Company intends to begin marketing and distribution shortly after receipt of the FDA approval.

8.     Accrued Expenses

        Accrued expenses at March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Employee compensation and benefits	$1,420	$1,951
Product returns	970	1,563
Product rebates	1,118	2,031
Sales deductions	1,307	2,549
Accrued royalties	1,447	1,202
Product license fee	—	5,000
Other	1,720	6,212

	$7,982	$20,508

9.     Long-term Debt

        In March 2004, the Company issued a total of $150.0 million of its 1.75% senior subordinated contingent convertible notes due in 2024 in transactions that were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act. The notes are due March 8, 2024 and accrued interest is payable semi-annually in arrears on March 8 and September 8 of each year, which commenced on September 8, 2004. In addition to the interest on the notes, after March 8, 2007, the Company will also pay contingent interest during specified six-month periods if the average trading price of the notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum. As this contingent interest feature is based on the underlying trading price of the notes, the contingent interest qualifies as an embedded derivative. As of March 31, 2005, management determined that the fair value of this contingent interest embedded derivative was not material. The net proceeds from this issuance, after deducting offering expenses, were approximately $145.4 million. Financing costs of $4.6 million were incurred with the issuance which are being amortized on a straight line basis over the life of the notes and are included in other assets in the consolidated balance sheet.

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

        The Company had no debt other than the aforementioned notes outstanding at March 31, 2005 or December 31, 2004.

10.   Credit Agreement

        On February 11, 2003, the Company entered into a $20.0 million senior secured revolving credit facility with various lenders and LaSalle Bank National Association, as administrative agent. Borrowings may be used for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company's assets. Borrowings bear interest at the Company's option at the base rate in effect from time to time plus an applicable margin or the Eurodollar rate, plus an applicable margin. The applicable margin will vary dependent upon the Company's leverage ratio in effect from time to time. The revolving facility matures on February 11, 2006. The revolving loan contains various covenants, including covenants relative to maintaining financial ratios and earnings levels, limitations on acquisitions, dispositions, mergers and capital expenditures, limitations on incurring additional indebtedness and a prohibition on payment of dividends and certain issuances of capital stock. As of March 31, 2005, there was no outstanding balance on the Credit Agreement. For the quarter ended March 31, 2005, there were no borrowings or repayments under the Credit Agreement. In April 2005, the Company borrowed $20.0 million on the facility.

11.   Share Buyback Program

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

        In the first quarter of 2005, the company repurchased 127,169 shares of common stock at an average cost of $16.44 per share, or $2.1 million. These shares have been retired.

12.   Earnings Per Share

        Below is the calculation of basic and diluted net income per share (in thousands except per share data):

	For the three months ended March 31,
	2005	2004
Net income	$7,588	$5,047
Add: Interest expense on contingent convertible debt, net of tax	478	106

Adjusted net income	$8,066	$5,153

Weighted average common shares outstanding-basic	35,066	35,745
Diluted effect of stock options and convertible debt	7,439	2,887

Weighted average common shares outstanding-diluted	42,505	38,632

Basic earnings per common share:	$0.22	$0.14

Diluted earnings per common share:	$0.19	$0.13

        For the three months ended March 31, 2005, there were 754,907 potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

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

        The following presents revenues for prescription products by area of treatment:

	For The Three Months Ended March 31,
	2005	2004
Cardiovascular	$19,471	$14,545
Women's Health	12,624	3,282
Non Promoted	8,862	14,191

Net Revenues	$40,957	$32,018

14.   Commitments and Contingencies

        First Horizon, certain former and current officers and directors are defendants in a consolidated securities lawsuit initiated on August 22, 2002 in the United States District Court for the Northern District of Georgia. Plaintiffs in the class action alleged in general terms that the Company violated Sections 11 and 12(a)(a) of the Securities Act of 1933 and that the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In an amended complaint, Plaintiffs claim that the Company issued a series of materially false and misleading statements to the market in connection with our public offering on April 24, 2002 and thereafter relating to alleged "channel stuffing" activities. The amended complaint also alleged controlling person liability on behalf of certain of our officers under Section 15 of the Securities Act of 1933 and Section 20 of the Securities Exchange Act of 1934. Plaintiffs sought an unspecified amount of compensatory damages to be proven at trial.

        On September 29, 2004, the U.S. District Court for the Northern District of Georgia dismissed, without prejudice, the class action lawsuit. Although the class action lawsuit was dismissed, the court granted the plaintiffs the right to refile their class action lawsuit provided that the plaintiffs pay all of the defendant's fees and costs associated with filing the motions to dismiss the class action lawsuit. Plaintiffs failed to refile by the deadline, but have asked the Court to reconsider its dismissal. Should the Court reverse the dismissal, the Company will vigorously defend against any claims made.

        On April 15, 2004, the Company filed a patent infringement action against Breckenridge Pharmaceutical, Inc. in the U.S. District Court for the Northern District of Illinois, on the grounds that their product, Duotan PD, infringes the patents for our products, Tanafed DP and Tanafed DMX. In response, on April 21, 2004, Breckenridge filed for declaratory judgment in the U.S. District Court for the Southern District of Florida seeking to invalidate the Tanafed patents. On July 20, 2004, this action was transferred to the U.S. District Court for the Southern District of Florida.

        The Company intends to vigorously litigate its infringement action and defend Breckenridge's motion for declaratory judgment unless resolved otherwise. While the Company believes that Breckenridge's product, Duotan, infringes the patent for Tanafed, the Company cannot be assured that it will prevail. If the Company loses its infringement action and Breckenridge is successful in invalidating the Tanafed patent the Company could lose market share for Tanafed or the Company may have to decrease the price of Tanafed to keep its sales competitive, resulting in a loss of earnings and profits from Tanafed sales.

        The Company is also involved with other various routine legal proceedings incident to the ordinary course of business. None of these proceedings are expected to have a material adverse effect on the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following should be read with the consolidated financial statements and related footnotes and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-30123). The results discussed below are not necessarily indicative of the results to be expected in any future periods. The following discussion contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ from the statements made.

Overview

        We are a specialty pharmaceutical company that markets and sells brand name prescription products. Our current operating plan focuses on maximizing the sales of our existing product portfolio, accelerating growth by launching line extensions to our current products and acquiring or licensing approved products or late stage development products. We plan to focus on products that fit within the Cardiology and Women's Health categories that will allow us to leverage our existing sales force infrastructure. During the quarter ended March 31, 2005, we promoted the following products:

Cardiology	Women's Health
• Sular	• Prenate Elite
• Nitrolingual	• OptiNate
• Ponstel

        We sell our products to pharmaceutical wholesalers (who in turn distribute to pharmacies), chain drug stores, other retail merchandisers and, on a limited basis, directly to pharmacies. We recognize revenue when our products are delivered to the customer, the customer takes ownership and assumes the risk of loss. Our sales force targets high-prescribing primary care physicians and select specialty physicians. These physicians write prescriptions for our products in order to treat their patients. Our sales force seeks to develop relationships with these physicians and respond to the pharmaceutical needs of their patients. We evaluate the effectiveness of our sales and marketing efforts by monitoring prescription trends of our promoted products.

Results of Operations

        Net Revenue.    Net revenue for the quarter ended March 31, 2005 increased $9.0 million or 27.8% to $41.0 million, as compared to $32.0 million for the quarter ended March 31, 2004. Net revenue increased for the quarter as a result of growth in our promoted products as a result of increased detailing resulting in increased revenue of $12.6 million, as well as continued success in the execution of our marketing strategy. The increase in revenue of our promoted products was partially offset by a reduction in revenues of $4.8 million from our Tanafed and Robinul Lines as we ceased promotion of these products as a result of generic entries into the market.

Product Overview

	Change in total dispensed prescriptions for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004(a)	Change in new dispensed prescriptions for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004(a)
Sular	19.2%	24.5%
Nitrolingual(b)	3.2%	4.2%
Prenate Elite(c)	N/A	N/A
Ponstel	3.9%	7.9%
OptiNate(d)	N/A	N/A

(a)
Source: IMS Health's National Prescription Audit Plus™ data.

(b)
We believe that IMS data does not capture prescriptions of Nitrolingual from some of the non-retail channels and prescription trends in the non-retail channel which may have a significant impact on the reported change.

(c)
Prenate Elite was launched in April 2004, as a result comparative data is not available for the first quarter of 2004.

(d)
OptiNate was launched in March 2005, as a result comparative data is not available for the first quarter of 2004.

        Net revenues of the Cardiology products (namely Sular and Nitrolingual) were $19.5 million for the quarter ended March 31, 2005, compared to $14.5 million for the quarter ended March 31, 2004, respectively. The increase was primarily a result of total prescription growth of Sular and Nitrolingual. Sales of our new products, Altoprev and Fortamet, did not commence until April 2005.

        Net revenues of the promoted Women's Health products (namely Prenate Elite, OptiNate and Ponstel), were $12.6 million for the quarter ended March 31, 2005 compared to $3.3 million for the quarter ended March 31, 2004. The increase was due primarily to the successful launch of Prenate Elite in April 2004. Sales of Prenate Elite's predecessor, Prenate GT, were lower in the quarter ended March 31, 2004 as we prepared for the launch of Prenate Elite.

        In March 2004, we announced that we were launching Prenate Elite, the next generation of the Prenate line of prenatal vitamins. We began promoting and selling Prenate Elite in April 2004. Prenate Elite has captured a market share of 13.4% of new prescriptions and 13.2% of total prescriptions as of March 2005 (Source: IMS Health's National Prescription Audit Plus™ data.)

        Cost of Revenues.    Cost of revenues for the quarter ended March 31, 2005 were $7.2 million compared to $5.6 million for the quarter ended March 31, 2004. The increase in cost of revenues is directly related to the increase in net revenues for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004.

        Gross Margin.    Gross margin for the quarter ended March 31, 2005 was 82.5% compared to 82.6% for the quarter ended March 31, 2004.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $3.8 million, or 27.7%, to $17.7 million for the quarter ended March 31, 2005, compared to $13.9 million for the quarter ended March 31, 2005. This increase is primarily related to the increase in sales force, as well as increased royalties and commissions related to the increased sales.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $0.3 million to $4.4 million for the quarter ended March 31, 2005, compared to $4.1 million for the quarter ended March 31, 2004. This increase is primarily related to the acquisition of our new sales force automation system in the third quarter of 2004.

        Research and Development Expense.    Research and development expense increased $0.1 million to $0.3 million for the quarter ended March 31, 2005, compared to $0.2 million for the quarter ended March 31, 2004.

        Interest Expense.    Interest expense was $1.0 million for the quarter ended March 31, 2005, compared to $0.2 million for the quarter ended March 31, 2004. The increase is due to our issuance of a total of $150.0 million of our 1.75% senior subordinated contingent convertible notes in March 2004. The notes are due March 8, 2024 and accrued interest is payable semi-annually in arrears on March 8 and September 8 of each year, which commenced on September 8, 2004. In addition to the interest on the notes, after March 8, 2007, we will also pay contingent interest during specified six-month periods if the average trading price of the notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum. The net proceeds from this issuance, after deducting offering expenses, were approximately $145.4 million.

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

        Interest Income.    Interest income was $1.0 million for the quarter ended March 31, 2005, compared to $0.3 million for the quarter ended March 31, 2004. The increase in interest income for the quarter ended March 31, 2005 is primarily due to a higher average cash and marketable securities balance as a result of the proceeds from the issuance of the contingent convertible senior subordinated notes in March 2004.

        Provision for Income Taxes.    Income taxes were provided for at a rate of 34.0% for the quarter ended March 31, 2005, compared to 39.7% for the quarter ended March 31, 2004. This decrease in the effective rate is due to the change in the mix of tax jurisdictions, both domestic and international, as a result of our implementation of international operations where our income was earned, as well as a change in the ratio of non-deductible expenses to pre-tax income.

Liquidity and Capital Resources

        Our liquidity requirements arise primarily from debt service, working capital requirements, product development activities and funding of acquisitions. We have met these cash requirements through cash from operations, borrowings for product acquisitions and the issuance of common stock.

        Our cash and cash equivalents were $20.9 million on March 31, 2005. Net cash used by operating activities for the three months ended March 31, 2005 was $4.3 million. This use of cash was primarily the result of (a) an increase of inventory on hand of $14.7 million; (b) a decrease in accrued expenses and other of $7.7 million; (c) an increase in other current assets and other assets of $2.2 million; (d) an increase in accounts receivable of $0.4 million. Partially offsetting the use of cash from operations was cash generated from net income of $7.6 million, an increase in accounts payable of $4.7 million, a decrease in the income tax receivable of $3.0 million, non-cash expenses including depreciation and amortization expenses of $4.4 million and interest of $0.1 million, as well as $1.0 million in non-cash tax transactions.

        Our cash and cash equivalents were $157.5 million at March 31, 2004. Net cash provided by operating activities for the three months ended March 31, 2004 was $13.0 million. This increase in cash was primarily the result of net income of $5.0 million, as well as the decrease in accounts receivable of $4.4 million, non-cash depreciation and amortization expense of $4.1 million, a decrease in inventories of $2.2 million, a decrease in income tax receivable of $2.1 million, and non-cash tax transactions of $1.0 million, partially offset by the $2.6 million increase in other current assets and other assets, the $2.1 million decrease in accrued expenses and other and the $1.1 million decrease in accounts payable.

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

        Net cash used in investing activities for the three months ended March 31, 2005 was $8.9 million. The primary uses of this cash was for the purchases of product licenses of $55.6 million, marketable securities of $3.9 million and the purchases of property and equipment of $0.6 million. Partially offsetting these uses of cash were the sales of marketable securities of $51.1 million. This liquidation of marketable securities was directly related to the $50.6 million acquisition of product licenses for Fortamet and Altoprev and the $5.0 million additional purchase price milestone payment for Sular.

        Net cash used in investing activities for the three months ended March 31, 2004 was $37.8 million. The use of this cash was for purchase of marketable securities of $37.5 million and the purchase of equipment of $0.3 million.

        Net cash used in financing activities was $1.8 million for the quarter ended March 31, 2005 primarily resulting from our repurchase of our common stock for $2.1 million. Partially offsetting this net cash used was $0.3 million for the issuances of common stock related to option exercises.

        Net cash provided by financing activities was $148.5 million for the quarter ended March 31, 2004 primarily resulting from our issuance of $150 million in senior subordinated contingent convertible debt in March 2004, offset by approximately $4.6 million in offering related expenses. We also generated $3.1 million in cash from the sale of stock related to stock option exercises.

        As of March 31, 2005, there were no borrowings or repayments under our $20 million senior credit facility.

        We believe that our current balance of cash and cash equivalents and cash which we expect to generate from operations, as well as the availability of our credit facility, will be adequate to fund our current working capital requirements for at least the next 12 months. However, in the event that we make significant acquisitions in the future, we may be required to raise additional funds through additional borrowings or the issuance of debt or equity securities.

        In March 2004, we issued a total of $150.0 million of our 1.75% contingent convertible senior subordinated notes.

        On February 11, 2003, we entered into a $20 million senior secured revolving credit facility with various lenders and LaSalle Bank National Association, as administrative agent. Subject to the satisfaction of certain borrowing base requirements, we may from time-to-time borrow monies under the revolving facility for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of our assets. Borrowings bear interest at our option at the base rate in effect from time to time plus an applicable margin or the Eurodollar rate, plus an applicable margin. The applicable margin will vary dependent upon our leverage ratio in effect from time-to-time. As of March 31, 2005, we had no borrowings outstanding under this facility. In April 2005, the Company borrowed $20.0 million on the facility. The revolving facility, as amended, matures on August 11, 2006. Fees payable under the revolving facility include a one-time commitment fee of 0.685% of the stated amount of the facility, an unused commitment fee based on funds committed but not borrowed under the revolving facility at rates which vary dependent upon our leverage ratio in effect from time-to-time and letter of credit fees equal to 0.25% per annum of the face amount of letters of credit issued and outstanding under the revolving facility. The revolving facility may be prepaid from time-to-time or terminated at our discretion without penalty.

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

  •
  Product returns.    In the pharmaceutical industry, customers are normally granted the right to return a product for a refund if the product has not been used six-months prior to its expiration date, which is typically two to three years from the date of manufacture, and for a set period subsequent to the expiration date. Our return policy allows product returns for products within an eighteen-month window from six months prior to the expiration date and up to twelve months after the expiration date. Our return policy conforms to industry standard practices. We believe that we have sufficient data to estimate future returns over the revised time period at the time of sale. Management is required to estimate the level of sales which will ultimately be returned pursuant to our return policy, and record a related reserve at the time of sale. These amounts are deducted from our gross sales to determine our net revenues. Our estimates take into consideration historical returns of a given product, product specific information provided by our customers and information obtained regarding the levels of inventory being held by our customers, as well as overall purchasing patterns by our customers. Management periodically reviews the reserves established for returns and adjusts them based on actual experience. If we over or under estimate the level of sales which will ultimately be returned, there may be a material impact to our financial statements.

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

  •
  Intangible assets.    When we acquire the rights to manufacture and sell a product, we record the aggregate purchase price, along with the value of the product related liabilities that we assume, as intangible assets. We use the assistance of valuation experts to help us allocate the purchase price to the fair value of the various intangible assets that we have acquired. Then, we must estimate the economic useful life of each of these intangible assets in order to amortize their cost as an expense in our statement of operations over the estimated economic useful life of the related asset. The factors that drive the actual economic useful life of a pharmaceutical product are inherently uncertain, and include patent protection, physician loyalty and prescribing patterns, competition by products prescribed for similar indications, future introductions of competing products not yet FDA approved, the impact of promotional efforts and many other issues. We use all of these factors in initially estimating the economic useful lives of our products, and we also continuously monitor these factors for indications of appropriate revisions. In assessing the recoverability of its intangible assets, we must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, we must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. We review intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances may include but are not limited to, lack of promotional sensitivity, the introduction of competitive products and changes in government regulations. If we determine that an intangible asset is impaired, a non-cash impairment charge would be recognized. If we should incur an impairment loss, there may be a material impact to our financial statements.

    On March 6, 2002, we acquired certain U.S. rights relating to Sular for an aggregate purchase price of $184.3 million. With the assistance of valuation experts, we allocated the purchase price to the fair value of the various intangible assets which we acquired as part of the transaction. In addition, we assigned useful lives to acquired intangible assets which are not deemed to have an indefinite life. Intangible assets are amortized on a straight line basis over their respective useful lives. The intangible assets recorded in connection with the acquisition of Sular are being amortized over periods ranging from five to twenty years with a weighted average amortization period of nineteen years. In light of our experience in 2002 in promoting Sular, we carefully evaluated the useful lives assigned to the intangible assets acquired in the Sular acquisition and whether or not any impairment of any such assets was indicated. Our best estimate is that the useful lives assigned to the Sular intangible assets remain appropriate. Our estimate of such useful lives is subject to significant risks and uncertainties. Among these risks and uncertainties is our ability to develop one or more new versions of the product, obtain approval from the FDA to market and sell such newly developed product and procure patent protection for that product before the expiration of the last to expire of the existing patents related to Sular in 2008. SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" states that an impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. As of March 31, 2005, the undiscounted future cash flows of Sular as estimated by us over the remaining useful life of the product exceed the carrying amount of the Sular asset and therefore the carrying amount is estimated to be recoverable. However, the amount recorded as intangible assets on First Horizon's balance sheet for the Sular assets may be more or less than the fair value of such assets. Determining the fair value of the Sular intangible asset is inherently uncertain, and may be dependent in significant part on the success of our revised plans to promote Sular.

    On March 28, 2005, we acquired the worldwide rights of Fortamet and Altoprev. With the assistance of valuation experts, we will allocate the purchase price to the fair value of the various intangible assets which we acquired as part of the transaction. In addition, we will assign useful lives to acquired intangible assets which are not deemed to have an indefinite life. Intangible assets are amortized on a straight line basis over their respective useful lives. The intangible assets recorded in connection with the acquisition of Fortamet and Altoprev are anticipated to be amortized over a period of fifteen years.

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

Forward Looking Statements

        Management's Discussion and Analysis of Financial Condition and Results of Operations as well as information contained elsewhere in this report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to materially differ from those described. These forward looking statements are identified by their use of terms and phrases such as "anticipate", "believe", "could", "estimate", "expect", "intend", "plan", "predict", "will" and other similar terms and phrases, including references to assumptions. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation:

  •
  We may not attain expected revenues and earnings;

  •
  Our operating results are substantially dependent upon the success of Fortamet and Altoprev and any factor adversely affecting Fortamet and Altoprev could have a material adverse effect on our sales and profits;

  •
  Altoprev is currently experiencing manufacturing issues. If the issues cannot be resolved, this would impact our ability to acquire the product for sale and sampling;

  •
  We may incur unexpected costs in integrating Fortamet and Altoprev into our operations;

  •
  Our acquisition of Fortamet and Altoprev requires adjustments to our sales force which we may not be able to complete successfully or timely in order to achieve targeted sales of Fortamet and Altoprev;

  •
  If we are unsuccessful in obtaining third party payor contracts for Altoprev and Fortamet, we may experience reductions in sales levels;

  •
  The potential growth rate for Fortamet and Altoprev may be limited by slower growth for the class of drugs to which Fortamet and Altoprev belong and unfavorable clinical studies about such class of drugs;

  •
  Strong competition exists in the sale of drugs that treat diabetes and cholesterol that could adversely affect expected growth of Fortamet and Altoprev sales or increase our costs to sell Fortamet and Altoprev;

  •
  The potential growth rate for Sular may be limited by slower growth for the class of drugs to which Sular belongs and the ability of our sales representatives to influence prescribing habits of physicians;

  •
  Sales of our Prenate Elite and OptiNate products may not be at the levels that we anticipate;

  •
  We may be unable to protect our competitive position for Prenate Elite from patent infringers;

  •
  Sales of our Tanafed products have been adversely affected by the introduction of competitive products, and an issued FDA notice may cause us to incur increased expenses and adversely affect our ability to continue to market and sell our Tanafed products;

  •
  We may be unable to develop or market line extensions for our products, or, even if developed, obtain patent protection for our line extensions. Further, introductions of line extensions may require us to make unexpected changes in our estimates for future product returns and reserves for obsolete inventory. If these risks occur, our operating results would be adversely affected;

  •
  Our supplier can terminate our rights to commercialize Nitrolingual and the smaller size of this product has not met our expectations;

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

  •
  An adverse judgment in our infringement action with Breckenridge Pharmaceutical, Inc. with respect to our Tanafed products could result in the invalidation of our Tanafed patents, cause us to lose market share for Tanafed products and result in a loss of earnings and profits from Tanafed sales;

  •
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

  •
  If generic competitors that compete with any of our products are introduced our revenues may be adversely affected; and

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

Foreign Currency Exchange Risk

        Our purchases of Nitrolingual under our agreement with Pohl-Boskamp and our purchases of Sular product inventory from Bayer are made in Euros. Although we did not enter into any forward contracts in the first quarter of 2005, we may eliminate risks from foreign currency fluctuations after the time of shipment of product by entering into forward contracts for these purchases of inventory at the time of product shipments. While the effect of foreign currency translations has not been material to our results of operations to date, currency translations on export sales or import purchases could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies.

Market Risk on Investments

        The fair value of our investment portfolio would be negatively affected by an increase in interest rates. Since the majority of the Company's investments are fixed rate interest-bearing securities and therefore subject to the market risk of loss in market value from an increase in rates or a change in the underlying risk of the issuers of the notes, the Company's future earnings and cash flows could be affected adversely if the Company were to sell the securities prior to their maturity date. There were realized losses from the sale of investments for the quarter ended March 31, 2005 of $0.3 million. At March 31, 2005, the Company had total net unrealized losses from marketable securities of $2.5 million.

Market Risk on Variable Rate Debt

        In connection with borrowings incurred under the senior secured revolving credit facility arranged by LaSalle Bank, N.A., we could experience market risk with respect to changes in the general level of the interest rates and its effect upon our interest expense. Borrowings under this facility bear interest at variable rates. Because such rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, our present exposure to interest rate fluctuations is primarily dependent on rate changes that may occur while borrowings under the senior secured credit facility are outstanding. On March 31, 2005 there was no debt outstanding under this facility. In April 2005, the Company borrowed $20.0 million on the facility.

Market Risk on Fixed Rate Debt

        The Company's long-term fixed interest rate senior subordinated contingent convertible notes are also subject to market risk. Fixed rate debt outstanding at March 31, 2005 was $150 million with an interest rate of 1.75%. All other things being equal, the fair market value of the Company's fixed rate debt will increase as rates decline and will decrease as rates rise. The fixed rate notes outstanding totaling $150.0 million at March 31, 2005 had a fair value of $145.9 million based on quoted market rates.

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

        There has been no change in First Horizon's primary internal controls over financial reporting during the first fiscal quarter of 2005, that has materially affected, or is reasonably likely to materially affect First Horizon's internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table presents the total number of shares repurchased during the first quarter of fiscal 2005 and the average price paid per share:

Fiscal Period	Plan	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
January 1, 2005 through February 28, 2005	N/A	—	—	—	$5,323,000
March 1, 2005 through March 31, 2005	(1)	127,169	$16.44	127,169	3,233,000

Total Fiscal 2005 First Quarter		127,169		127,169

(1)
In July 2004, the Company's Board of Directors authorized a $20.0 million share repurchase program. The new program, which authorizes the repurchase of up to $5 million of common stock per quarter, became effective on August 3, 2004 and terminated and replaced the $10.0 million share buyback program then in effect. The share repurchase program will expire in August 2005.

ITEM 5: OTHER INFORMATION

        None.

ITEM 6: EXHIBITS

10.1	+	Agreement to License and Purchase, dated March 2, 2005, by and between Andrx Labs, LLC, the other seller entities listed therein and First Horizon Pharmaceutical Corporation.
10.2	+	Manufacturing and Supply Agreement, dated March 28, 2005, by and between Andrx Pharmaceuticals, Inc. and First Horizon Pharmaceutical Corporation.
10.3		License Agreement, dated March 28, 2005, by and between Andrx Pharmaceuticals, Inc., Andrx Labs, LLC, Andrx Laboratories (NJ), Inc., Andrx EU, Ltd and First Horizon Pharmaceutical Corporation.
31.1		Certifications of Chief Executive Officer and President pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certifications of Chief Financial Officer, Secretary and Treasurer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer, Secretary and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+
Subject to Request for Confidential Treatment

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON PHARMACEUTICAL CORPORATION (Registrant)
Date: May 6, 2005	By:	/s/ PATRICK P. FOURTEAU Patrick P. Fourteau Chief Executive Officer and President (principal executive officer)
Date: May 6, 2005	By:	/s/ DARRELL BORNE Darrell Borne Chief Financial Officer, Secretary and Treasurer (principal accounting and financial officer)

QuickLinks

FIRST HORIZON PHARMACEUTICAL CORPORATION FORM 10-Q INDEX
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1: LEGAL PROCEEDINGS
  ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 5: OTHER INFORMATION
  ITEM 6: EXHIBITS
SIGNATURES