Form 10-Q
period 2005-06-30
FIRST HORIZON PHARMACEUTICAL CORP
filed 2005-08-02
CIK 1106773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[MARK ONE]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(770) 442-9707

(Registrant’s telephone number, including area code):

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

As of July 28, 2005, there were 35,062,865 shares of the Registrant’s Common Stock outstanding.

FIRST HORIZON PHARMACEUTICAL CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HORIZON PHARMACEUTICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,415	$36,586
Marketable securities	83,950	160,636
Accounts receivable, net of allowance for doubtful accounts and discounts of $842 and $749 at June 30, 2005 and December 31, 2004, respectively	26,980	23,833
Inventories	33,878	15,824
Income taxes receivable	4,093	5,438
Current deferred tax assets	3,029	3,419
Other current assets	11,675	7,581

Total current assets	177,020	253,317

Property and equipment, net	5,369	5,110
Other assets:
Intangibles, net	319,507	229,953
Other	4,508	10,104

Total other assets	324,015	240,057

Total assets	$506,404	$498,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payable	$12,524	$14,569
Accrued expenses	17,143	20,508

Total current liabilities	29,667	35,077

Long-term liabilities:
Convertible debt	150,000	150,000
Deferred tax liabilities	5,648	4,404
Other long-term liabilities	352	594

Total liabilities	185,667	190,075

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized and none outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,061,527 and 36,087,044 issued at June 30, 2005 and December 31, 2004, respectively	36	36
Additional paid-in capital	287,827	288,335
Retained earnings	58,907	43,315
Deferred compensation	(230)	—
Accumulated other comprehensive loss	(2,613)	(87)

	343,927	331,599
Less: Treasury stock at cost, Common stock, 1,000,000 shares at June 30, 2005 and December 31, 2004	(23,190)	(23,190)

Total stockholders’ equity	320,737	308,409

Total liabilities and stockholders’ equity	$506,404	$498,484

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues	$49,816	$35,990	$90,773	$68,008
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	7,353	6,825	14,522	12,400
Selling, general and administrative expense	24,075	15,737	41,760	29,588
Depreciation and amortization	5,742	4,139	10,105	8,270
Research and development expense	621	363	886	544

Total operating costs and expenses	$37,791	$27,064	$67,273	$50,802

Operating income	12,025	8,926	23,500	17,206

Other income (expense):
Interest expense	(964)	(754)	(1,403)	(964)
Interest income	935	990	1,678	1,281
Other	(400)	(23)	(684)	(11)

Total other income (expense)	$(429)	$213	$(409)	$306

Income before provision for income taxes	11,596	9,139	23,091	17,512
Provision for income taxes	(3,592)	(3,630)	(7,499)	(6,956)

Net income	$8,004	$5,509	$15,592	$10,556
Other comprehensive loss	$1,348	$1,482	$2,526	$1,499

Comprehensive income	$6,656	$4,027	$13,066	$9,057

Net income per common share:
Basic earnings per common share	$0.23	$0.15	$0.44	$0.29

Diluted earnings per common share	$0.20	$0.14	$0.39	$0.27

Weighted average common shares outstanding:
Basic	35,029	36,000	35,047	35,872

Diluted	42,415	43,825	42,453	41,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For The Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$15,592	$10,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,105	8,270
Marketable securities impairment	684	—
Non-cash interest expense	170	107
Non-cash compensation expense	5	—
Deferred income tax expense	1,527	2,804
Reduction in taxes payable—stock option exercises	476	2,160
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(3,147)	(1,672)
Inventories	(18,054)	589
Other current assets and other assets	(3,668)	(2,758)
Income taxes receivable	1,345	(2,147)
Accrued expenses and other long-term liabilities	1,393	(291)
Accounts payable	(6,129)	4,543

Net cash provided by operating activities	299	22,161
Cash flows from investing activities:
Purchase of products	(94,671)	(5,138)
Purchase of property and equipment	(1,163)	(305)
Proceeds from sale of marketable securities	97,271	—
Purchase of marketable securities	(20,994)	(138,300)

Net cash used in investing activities	(19,557)	(143,743)
Cash flows from financing activities:
Capitalized financing costs incurred	—	(4,572)
Repurchase of common stock	(2,094)	(4,557)
Proceeds from long-term debt	—	150,000
Net proceeds from issuance of common stock	875	5,486

Net cash (used in) provided by financing activities	(1,219)	146,357
Effect of foreign exchange rates on cash	(2,694)	(25)
Net change in cash and cash equivalents	(23,171)	24,750
Cash and cash equivalents, beginning of period	36,586	33,722

Cash and cash equivalents, end of period	$13,415	$58,472

Non-cash financing transactions:
Issuance of restricted stock	$235	$—

Supplemental Cash Flow Information:
Cash paid for income taxes	$3,499	$4,206

Cash paid for interest	$1,520	$25

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.                                      Basis of Presentation

The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which management considers necessary for fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods. Certain footnote disclosures normally included in financial statements prepared according to accounting principles generally accepted in the United States of America have been condensed or omitted from these interim financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results for the full year. The interim results should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-30123).

2.                                      New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  The standard requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is deemed impracticable. The standard states that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  The standard is effective for accounting changes and corrections of errors made occurring in fiscal years beginning after December 15, 2005.  The adoption of Statement of Financial Accounting Standards (“SFAS”) No. 154 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued Statement 153,”Exchanges of Nonmonetary Assets, an amendment of APB Opinion No.29.” The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under APB Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. The standard is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued Statement 123 (revised 2004),”Share-Based Payment.” The standard eliminates the disclosure-only election under the prior SFAS 123 and requires the recognition of compensation expense for stock options and other forms of equity compensation based on the fair value of the instruments on the date of grant. The standard is effective for fiscal years beginning after June 15, 2005. See Note 3 for the disclosures of the pro forma dilutive impact on net income and earnings per share of expensing stock options based on the Black-Scholes model.

In November 2004, the FASB issued Statement 151,”Inventory Costs.” The standard clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial position or results of operations.

3.                                      Stock Based Compensation

The Company applies APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for all stock options issued to employees. Accordingly, the Company records compensation expense for any stock option grants and restricted stock grants with exercise prices lower than fair value, recognized ratably over the vesting period.

Applying the Black Scholes option-pricing models prescribed by SFAS No. 123, “Accounting for Stock Based Compensation,” to calculate the compensation costs of the Company’s options, the Company’s pro forma net income per common share would have been reported as follows (in thousands except per share data):

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$8,004	$5,509	$15,592	$10,556
Deduct:
Total stock-based employee compensation expense determined under fair value basis for all awards, net of related tax effects	(674)	(606)	(1,159)	(1,247)

Pro forma	$7,330	$4,903	$14,433	$9,309

Net income per common share—basic:
As reported	$0.23	$0.15	$0.44	$0.29
Pro forma	$0.21	$0.14	$0.41	$0.26

Net income per common share—diluted:
As reported	$0.20	$0.14	$0.39	$0.27
Pro-forma	$0.18	$0.12	$0.36	$0.24

The weighted average fair value per share of options granted during the three months ended June 30, 2005 and 2004 is estimated at $14.96 and $13.06, respectively. The value of options is estimated on the date of the grant using the following weighted average assumptions:

	2005	2004
Risk-free interest rate	3.76%	3.22%
Expected dividend yield	—	—
Expected lives	5 years	5 years
Expected volatility	116.25%	128.36%

The Black-Scholes option valuation model was not developed for use in valuing employee stock options. Instead, this model was developed for use in estimating the fair value of traded options, which have shorter lives and no vesting restrictions, and are fully transferable, which differ significantly from the Company’s stock option awards. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected survival rates of the options.  The Company is reviewing alternative approaches to valuing employee stock options.

On May 31, 2005, the Company issued 12,500 shares of restricted common stock to certain members of its Board of Directors. The shares vest equally over a 4 year period. Total compensation of $235,000 will be recognized ratably over the 4 year vesting period. As of June 30, 2005, deferred compensation related to the restricted stock totaled $230,000.

4.                                      Marketable Securities

The Company classifies its existing marketable securities as available-for-sale. All available-for-sale securities are classified as current as the Company has the ability to use them for current operating and investing purposes. There were $0.4 million and $0.7 million in realized losses in the three and six months ended June 30, 2005, respectively. At June 30, 2005, the Company had total net unrealized losses from marketable securities of $1.5 million.

The carrying amount of available-for-sale securities and their approximate fair values at June 30, 2005 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal agency obligations	$58,601	$—	$(966)	$57,635
Corporate bonds	26,846	—	(531)	26,315

Total	$85,447	$—	$(1,497)	$83,950

The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of June 30, 2005 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Federal agency obligations	$6,806	$(66)	$50,829	$(900)	$57,635	$(966)
Corporate bonds	3,318	(41)	22,997	(490)	26,315	(531)

Total	$10,124	$(107)	$73,826	$(1,390)	$83,950	$(1,497)

The Company has determined that its unrealized losses are temporary based on the minor amount of the losses compared to amortized cost, as well as the credit worthiness of the investees. The Company expects that all losses will be recovered, and intends to hold securities to recovery. If market, industry and/or investee conditions deteriorate, the Company may incur future impairments.

The amortized cost and estimated fair value of marketable securities at June 30, 2005 by contractual maturity are shown below (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$6,367	$6,294
Due after one year through three years	59,080	58,014
Due after three years through five years	13,949	13,707
Due after five years	6,051	5,935

	$85,447	$83,950

The carrying amount of available-for-sale securities and their approximate fair values at December 31, 2004 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal agency obligations	$93,964	$14	$(1,082)	$92,896
Corporate bonds	68,443	—	(703)	67,740

Total	$162,407	$14	$(1,785)	$160,636

5.                                      Inventories

Inventories consist of purchased pharmaceutical products and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method, and market is considered to be net realizable value. Inventories consist of finished product and bulk product awaiting processing and packaging into finished product. Inventories, net of reserves of $0.9 million at June 30, 2005 and December 31, 2004, consisted of (in thousands):

	June 30, 2005	December 31, 2004
Bulk product	$9,710	$6,882
Finished product	24,168	8,942

Total inventories	$33,878	$15,824

6.                                      Intangible Assets

In May 2005, the US Food and Drug Administration granted approval for Triglide, a fenofibrate formulation.  The Company obtained exclusive US marketing rights in May 2004 to Triglide, a novel fenofibrate formulation that employs one of SkyePharma’s proprietary solubilization technologies. Under its Agreement with SkyePharma, the Company made a payment of $15 million to SkyePharma as a result of the approval during the quarter ended June 30, 2005.   SkyePharma is also entitled to royalties on net sales, as defined.  The intangible asset recorded in connection with the acquisition of Triglide is expected to be amortized over a period of fifteen years.

On March 28, 2005, the Company acquired the worldwide rights to Fortamet and Altoprev from Andrx Corporation.  As of June 30, 2005, the Company has paid Andrx Corporation $73.3 million, and may pay up to an additional $11.7 million upon Andrx Corporation meeting certain defined manufacturing levels and delivering certain quantities of Altoprev. Andrx Corporation is also entitled to royalties on net sales of these products.

With the assistance of valuation experts, the Company allocated the purchase price to the fair value of the various intangible assets acquired from Andrx Corporation, which are not deemed to have an indefinite life. Intangible assets are amortized on a straight line basis over their respective useful lives. The intangible assets recorded in connection with the acquisition of Fortamet and Altoprev are anticipated to be amortized over a period of fifteen years.

The following table reflects the components of all of the Company's intangible assets as of June 30, 2005 (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Expected Life
Licensing rights	$348,444	$(49,945)	$298,499	15 to 20 years
Trade names	11,060	(2,016)	9,044	15 to 20 years
Contracts	8,300	(5,662)	2,638	5 years
Supply/Distribution agreements	11,490	(4,573)	6,917	1 to 10 years
Other intangibles	3,108	(699)	2,409	20 years

Total	$382,402	$(62,895)	$319,507

The following table reflects the components of intangible assets as of December 31, 2004 (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Expected Life
Licensing rights	$249,715	$(42,540)	$207,175	15 to 20 years
Trade names	11,060	(1,739)	9,321	20 years
Contracts	8,300	(4,832)	3,468	5 years
Supply/Distribution agreements	11,490	(4,056)	7,434	1 to 10 years
Other intangibles	3,082	(527)	2,555	20 years

Total	$283,647	$(53,694)	$229,953

For the three and six months ended June 30, 2005, amortization expense related to the intangible assets was $5.2 million and $9.2 million, respectively. Amortization is calculated on a straight-line basis over the estimated useful life of the intangible asset, and the Company estimates the annual amortization expense for each of the five succeeding fiscal years to be as follows (in thousands):

Fiscal year ended December 31:	Amount
2005	$20,575
2006	$22,349
2007	$22,246
2008	$20,940
2009	$20,689

7.                                      Other Assets

Other assets at June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Capitalized finance costs	$4,449	$4,619
Advance payment for product licenses	—	5,426
Deposits	59	59

Total other assets	$4,508	$10,104

8.                                      Accrued Expenses

Accrued expenses at June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Employee compensation and benefits	$2,742	$1,951
Product returns	1,167	1,563
Product rebates	2,076	2,031
Sales deductions	2,552	2,549
Accrued royalties	4,448	1,202
Product license fee	—	5,000
Other	4,158	6,212

	$17,143	$20,508

9.                                      Long-term Debt

In March 2004, the Company issued a total of $150.0 million of its 1.75% senior subordinated contingent convertible notes due in 2024 in transactions that were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act. The notes are due March 8, 2024 and accrued interest is payable semi-annually in arrears on March 8 and September 8 of each year. In addition to the interest on the notes, after March 8, 2007, the Company will also pay contingent interest during specified six-month periods if the average trading price of the notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum. As this contingent interest feature is based on the underlying trading price of the notes, the contingent interest qualifies as an embedded derivative. As of June 30, 2005, management determined that the fair value of this contingent interest embedded derivative was not material. The net proceeds from this issuance, after deducting offering expenses, were approximately $145.4 million. Financing costs of $4.6 million were incurred with the issuance which are being amortized on a straight line basis over the life of the notes and are included in other assets in the consolidated balance sheet.

Holders of the notes may initially convert the notes into shares of the Company’s common stock at a conversion rate of 45.1467 shares per $1,000 principal amount of the notes, which is equivalent to a conversion price of $22.15 per share, subject to anti-dilution adjustments, before the close of business on March 8, 2024. Holders may convert the notes only under the following circumstances: (1) during any calendar quarter commencing after June 30, 2004, if the closing sales price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) if the notes have been called for redemption; (3) during the five trading day period immediately following any nine consecutive trading day period in which the trading price of the notes per $1,000 principal amount for each day of that period was less than 95% of the product of the closing price of the Company’s common stock and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes; or (4) the occurrence of specified corporate transactions.

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

In connection with the issuance of the notes, on March 30, 2004 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register for resale of 6.8 million shares of the Company’s common stock issuable, subject to anti-dilution adjustments, upon conversion of the notes. The registration statement became effective during the second quarter of 2004.

The Company had no debt other than the aforementioned notes outstanding at June 30, 2005 or December 31, 2004.

10.                               Credit Agreement

On February 11, 2003, the Company entered into a $20.0 million senior secured revolving credit facility with various lenders and LaSalle Bank National Association, as administrative agent. Borrowings may be used for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company’s assets. Borrowings bear interest at the Company’s option at the base rate in effect from time to time plus an applicable margin or the Eurodollar rate, plus an applicable margin. The applicable margin will vary dependent upon the Company’s leverage ratio in effect from time to time. The revolving facility matures on August 11, 2006. The revolving loan contains various covenants, including covenants relative to maintaining financial ratios and earnings levels, limitations on acquisitions, dispositions, mergers and capital expenditures, limitations on incurring additional indebtedness and a prohibition on payment of dividends and certain issuances of capital stock. In April 2005, the Company borrowed $20.0 million on the facility.  As of June 30, 2005 it has repaid the $20.0 million and there was no outstanding balance on the Credit Agreement; however, on July 7, 2005, the Company borrowed $5.0 million on the facility which amount is outstanding as of the date of this Report.

11.                               Share Buyback Program

In July 2002, the Company announced a share repurchase program. This program authorized the repurchase of up to $8 million in common stock until July 2003. Through July 2003, the Company repurchased 823,400 shares of its common stock at an aggregate cost of approximately $2.1 million. In August 2003, the Company’s Board of Directors authorized the repurchase of up to an additional $7.9 million of common stock, for a total authorization of $10.0 million, and extended the repurchase program to August 2004. In September 2003, the Company repurchased 162,225 shares of common stock at an aggregate cost of approximately $1.0 million. Through December 2003, the Company had repurchased a total of 985,625 shares of common stock at an aggregate cost of approximately $3.1 million. During the six months ended June 2004, the Company repurchased a total of 260,000 shares of common stock at an aggregate cost of approximately $4.6 million. All of these shares were retired.

In July 2004, the Company’s Board of Directors authorized a $20.0 million share repurchase program. The new program, which authorizes the repurchase of up to $5 million of common stock per quarter, became effective in August 2004, terminating and replacing the $10.0 million share repurchase program authorized by the Company’s Board of Directors in fiscal 2002. The share repurchase program will expire in August 2005.

In the third quarter of 2004, as part of the new share repurchase program, the Company’s Board of Directors increased the per quarter repurchase cap and authorized the Company to repurchase a total of 731,580 shares of common stock, inclusive of the 500,000 shares of common stock repurchased from one of Dr. Kapoor’s family partnerships, at an aggregate cost of approximately $13.4 million. These shares have been retired. In the fourth quarter of 2004, as part of the plan that became effective in August 2004, the Company repurchased 65,427 shares of common stock. These shares have been retired.

In December 2004, the Company, with Board of Directors approval, purchased 1 million shares of common stock at an aggregate cost of approximately $23.2 million which was at a fair market value equal to the December 10, 2004 closing price of the Company’s common stock as reported by Nasdaq from certain executives and board members and a significant shareholder of the Company. The Company acquired those shares in part, to establish a pool of authorized shares that will be available for contribution to the Company’s Employee Stock Ownership Plan over time as the Company in its discretion deems appropriate.

In the first quarter of 2005, the Company repurchased 127,169 shares of common stock at an average cost of $16.44 per share, or $2.1 million. These shares have been retired.  The Company did not repurchase any shares in the second quarter of 2005.

The Company adopted a new share repurchase program effective August 3, 2005, that authorizes the repurchase of up to $20.0 million of its outstanding shares of common stock over the next twelve months with no periodic sub-limits on the amount of repurchases.  This plan replaces all prior share repurchase plans and will expire on August 2, 2006.

12.                               Earnings Per Share

Below is the calculation of basic and diluted net income per share (in thousands except per share data):

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$8,004	$5,509	15,592	$10,556
Add: Interest expense on contingent convertible notes, net of tax	485	439	970	545

Adjusted net income	$8,489	$5,948	$16,562	$11,101

Weighted average common shares outstanding—basic	35,029	36,000	35,047	35,872
Diluted effect of stock options and convertible debt	7,386	7,825	7,406	5,356

Weighted average common shares outstanding—diluted	42,415	43,825	42,453	41,228

Basic earnings per common share:	$0.23	$0.15	$0.44	$0.29

Diluted earnings per common share:	$0.20	$0.14	$0.39	$0.27

                For the three months ended June 30, 2005, there were 773,206 potential common shares outstanding and 12,500 shares of unvested restricted stock that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.  For the six months ended June 30, 2005, there were 583,115 potential common shares outstanding and 12,500 shares of unvested restricted stock that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

13.                               Segment Reporting

The Company is engaged solely in the business of marketing, developing and selling prescription pharmaceutical products. Accordingly, the Company’s business is classified in a single reportable segment, the sale and marketing of prescription products. Prescription products include a variety of branded pharmaceuticals for the treatment of cardiovascular, obstetrical and gynecological, pediatric and gastroenterological conditions and disorders.

The following presents revenues for prescription products by area of treatment:

	For The Quarter Ended June 30,		For The Six Months Ended June 30,
	2005	2004	2005	2004
Cardiovascular	$34,754	$20,451	$54,225	$34,996
Women’s Health	10,098	4,519	22,723	7,802
Non Promoted	4,964	11,020	13,825	25,210

Net revenues	$49,816	$35,990	$90,773	$68,008

14.                               Commitments and Contingencies

The Company, certain former and current officers and directors are defendants in a consolidated securities lawsuit initiated on August 22, 2002 in the United States District Court for the Northern District of Georgia. Plaintiffs in the class action alleged in general terms that we violated Sections 11 and 12(a)(a) of the Securities Act of 1933 and that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In an amended complaint, Plaintiffs claimed that the Company issued a series of materially false and misleading statements to the market in connection with our public offering on April 24, 2002 and thereafter relating to alleged “channel stuffing” activities. The amended complaint also alleged controlling person liability on behalf of certain of our officers under Section 15 of the Securities Act of 1933 and Section 20 of the Securities Exchange Act of 1934. Plaintiffs sought an unspecified amount of compensatory damages to be proven at trial.

On September 29, 2004, the U.S. District Court for the Northern District of Georgia dismissed, without prejudice, the class action lawsuit. Although the class action lawsuit was dismissed, the court granted the plaintiffs the right to refile their class action lawsuit provided that the plaintiffs pay all of the defendants’ fees and costs associated with filing the motions to dismiss the class action lawsuit.

Plaintiffs’ did not file a second amended complaint as permitted.  We have submitted a proposed order to the Court to dismiss the case with prejudice and enter a final judgment in favor of all defendants.

If the Plaintiffs choose to appeal any final judgment to the 11th Circuit Court of Appeals, they will have 30 days to file a Notice of Appeal once the judgment is entered, if at all, by the U.S. District Court for the Northern District of Georgia.

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

We intend to prosecute our infringement action and defend Breckenridge’s motion for declaratory judgment unless resolved otherwise. While we believe that Breckenridge’s product, Duotan, infringes the patent for Tanafed, we cannot assure you that we will prevail. If we lose our infringement action and Breckenridge is successful in invalidating the Tanafed patent we could lose market share for Tanafed or we may have to decrease the price of Tanafed to keep its sales competitive, resulting in a loss of earnings and profits from Tanafed sales.

The Company is also involved with other various routine legal proceedings incident to the ordinary course of business. None of these proceedings are expected to have a material adverse effect on the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read with the consolidated financial statements and related footnotes and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-30123). The results discussed below are not necessarily indicative of the results to be expected in any future periods. The following discussion contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ from the statements made.

Overview

We are a specialty pharmaceutical company that markets, develops and sells brand name prescription products. Our current operating plan focuses on maximizing the sales of our existing product portfolio, accelerating growth by launching line extensions to our current products and acquiring or licensing approved products or late stage development products. We plan to focus on products that fit within our existing Cardiology and Women’s Health categories and that will allow us to leverage our sales force infrastructure. During the quarter ended June 30, 2005, we promoted the following products:

Cardiology	Women’s Health
• Sular	• Prenate Elite

• Fortamet	• OptiNate

• Altoprev	• Ponstel

• Nitrolingual

We sell our products primarily to pharmaceutical wholesalers (who in turn distribute to pharmacies), chain drug stores, other retail merchandisers and, on a limited basis, directly to pharmacies. We recognize revenue when our products are delivered to the customer, the customer takes ownership and assumes the risk of loss. Our sales force targets high-prescribing primary care physicians and select specialty physicians. These physicians write prescriptions for our products in order to treat their patients. Our sales force seeks to develop relationships with these physicians and respond to the pharmaceutical needs of their patients. We evaluate the effectiveness of our sales and marketing efforts by monitoring prescription trends of our promoted products.

Results of Operations

Net Revenue.    Net revenues for the three months ended June 30, 2005 increased $13.8 million or 38.3% to $49.8 million, as compared to $36.0 million for the quarter ended June 30, 2004. Net revenues for the six months ended June 30, 2005 increased $22.8 million or 33.5% to $90.8 million, as compared to $68.0 million for the six months ended June 30, 2004. Net revenues increased for the three and six month period as a result of the successful execution of our sales and marketing strategy, an increase in sales force, and increased sales from the expansion of our product line to include Fortamet, Altoprev and OptiNate.

Product Overview

	Change in total dispensed prescriptions for the three months ended June 30, 2005 compared to the three months ended June 30, 2004(a)	Change in new dispensed prescriptions for the three months ended June 30, 2005 compared to the three months ended June 30, 2004(a)
Sular	19.0%	17.0%
Fortamet (b)	N/A	N/A
Altoprev	(13.0)%	(22.1)%
Nitrolingual(c)	1.7%	1.7%
Prenate Elite(d)	N/A	N/A
OptiNate(e)	N/A	N/A
Ponstel	14.7%	20.6%

(a)                               Source: IMS Health’s National Prescription Audit Plus™ data.

(b)                               Fortamet was launched in May 2004, as a result comparative data is not available for the second quarter of 2004.

(c)                                We believe that IMS data does not capture prescriptions of Nitrolingual from some of the non-retail channels and prescription trends in the non-retail channel which may have a significant impact on the reported change.

(d)                               Prenate Elite was launched in April 2004, as a result comparative data is not available for the second quarter of 2004.

(e)                                OptiNate was launched in March 2005, as a result comparative data is not available for the second quarter of 2004.

Net revenues from our Cardiology products (namely Sular, Fortamet, Altoprev and Nitrolingual) were $34.8 million and $54.2 million for the three and six months ended June 30, 2005, compared to $16.3 million and $27.0 million for the three and six months ended June 30, 2004, respectively.  The increase was primarily a result of the addition of our new products, Altoprev and Fortamet, commencing in April 2005 and total prescription growth of Sular and Nitrolingual.

Net revenues from our promoted Women’s Health products (namely Prenate Elite, OptiNate and Ponstel), were $10.1 million and $22.7 million for the three and six months ended June 30, 2005 compared to $4.5 million and $7.8 million for the three and six months ended June 30, 2004. The increase was due primarily to total prescriptions for Prenate Elite and the successful launch of OptiNate in March 2005.   Sales of Prenate Elite’s predecessor, Prenate GT, were lower in the three and six months ended June 30, 2004 as we prepared for the launch of Prenate Elite.

In March 2004, we announced the launch of Prenate Elite, the next generation of the Prenate line of prenatal vitamins. We began promoting and selling Prenate Elite in April 2004. Prenate Elite has captured a market share of 14.7% of new prescriptions and 14.2% of total prescriptions of prenatal vitamins in June 2005.  (Source: IMS Health’s National Prescription Audit Plus™ data.)  Additionally, the launch of OptiNate in March 2005 has captured 5.6% of new prescriptions of prenatal vitamins and 8.8% of total prescription in June 2005.   (Source: IMS Health’s National Prescription Audit Plus™ data.)

Cost of Revenues.    Cost of revenues for the three and six months ended June 30, 2005 were $7.4 million and $14.5 million compared to $6.8 million and $12.4 million for the three and six months ended June 30, 2004. The increase in cost of revenues is related to the change in product mix and the increase in net revenues for the three and six months ended June 30, 2005 as compared to the equivalent periods ending June 30, 2004.

Gross Margin.    Gross margins for the three and six months ended June 30, 2005 were 85.2% and 84.0%, respectively, compared to 81.0% and 81.8% for the three and six months ended June 30, 2004, respectively.  This increase in gross margin is the result of a change in product mix from the prior year primarily as the result of the current year acquisitions.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $8.4 million, or 53.5%, to $24.1 million for the three months ended June 30, 2005, compared to $15.7 million for the three months ended June 30, 2004. Selling, general and administrative expenses increased $12.2 million, or 41.2%, to $41.8 million for the six months ended June 30, 2005, compared to $29.6 million for the six months ended June 30, 2004.  This increase is primarily related to the increase in sales force for the launch of our new products and an increase in royalty and commission expenses related to the increased net revenues.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased $1.6 million, or 39.0%, to $5.7 million for the quarter ended June 30, 2005 compared to $4.1 million for the quarter ended June 30, 2004. Depreciation and amortization expense increased $1.8 million, or 21.7%, to $10.1 million for the six months ended June 30, 2005 compared to $8.3 million for the six months ended June 30, 2004.  This increase is primarily related to the increase in amortizable intangible assets as a result of the purchase of Fortamet and Altoprev.

Research and Development Expense.    Research and development expense increased $0.2 million and $0.4 million to $0.6 million and $0.9 million for the three and six months ended June 30, 2005, respectively, compared to $0.4 million and $0.5 million for the three and six months ended June 30, 2004.  This increase is primarily related to the Sular line extensions.

Interest Expense.    Interest expense was $0.9 million and $1.7 million for the three and six months ended June 30, 2005 compared to $0.8 million and $1.0 million for the three and six months ended June 30, 2004.  The increase is due to borrowings under the Company’s line of credit during the second quarter of 2005, and the interest on the $150.0 million contingent convertible notes for the six months ended June 30, 2005.

The increase for the six months ended June 30, 2005 is also due to our issuance of a total of $150.0 million of our 1.75% senior subordinated contingent convertible notes in March 2004. The notes are due March 8, 2024 and accrued interest is payable semi-annually in arrears on March 8 and September 8 of each year. In addition to the interest on the notes, after March 8, 2007, we will also pay contingent interest during specified six-month periods if the average trading price of the notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum. The net proceeds from this issuance, after deducting offering expenses, were approximately $145.4 million.  The holders of the convertible notes may convert the notes into shares of our common stock at a conversion rate of 45.1467 shares per $1,000 principal amount of the notes, which is equivalent to a conversion price of $22.15 per share, subject to anti-dilution adjustments, before the close of business on March 8, 2024. Holders may convert their convertible notes only under the following circumstances: (1) during any calendar quarter commencing after June 30, 2004, if the closing sales price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) if the notes have been called for redemption; (3) during the five trading day period immediately following any nine consecutive trading day period in which the trading price of the notes per $1,000 principal amount for each day of that period was less than 95% of the product of the closing price of our common stock and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes; or (4) the occurrence of specified corporate transactions.

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

Interest Income.    Interest income was $0.9 million and $1.7 million for the three and six months ended June 30, 2005, compared to $1.0 million and $1.3 million for the three and six months ended June 30, 2004. The increase in interest income for the six months ended June 30, 2005 is primarily due to a higher average cash and marketable securities balance as a result of the proceeds from the issuance of the contingent convertible senior subordinated notes in March 2004.

Provision for Income Taxes.    Income taxes were provided for at a rate of 31.0% and 32.5% for the three and six months ended June 30, 2005, respectively, compared to 39.7% for the three and six months ended June 30, 2004. This decrease in the effective rate is due to the change in the mix of tax jurisdictions, both domestic and international, as a result of our implementation of international operations where our income was earned, as well as a change in the ratio of non-deductible expenses to pre-tax income.

Liquidity and Capital Resources

Our liquidity requirements arise primarily from debt service, working capital requirements, product development activities and funding of acquisitions. We have met these cash requirements through cash from operations, borrowings for product acquisitions and the issuance of common stock.

Our cash and cash equivalents were $13.4 million on June 30, 2005. Net cash provided by operating activities for the six months ended June 30, 2005 was $0.3 million. This source of cash was primarily the result of net income of $15.6 million, non-cash expenses including depreciation and amortization of $10.1 million, marketable securities impairment of $0.7 million, taxes payable of $0.5 million and interest of $0.2 million, deferred income tax expense of $1.5 million, a decrease in income tax receivable of $1.3 million, and an increase in accrued expenses and other long-term liabilities of $1.4 million. Partially offsetting the source of cash from operations was an increase in inventories of $18.1 million and an increase in other current assets and other assets of $3.7 million, an increase in accounts receivable of $3.1 million and a decrease in accounts payable of $6.1 million.

Our cash and cash equivalents were $58.5 million at June 30, 2004. Net cash provided by operating activities for the six months ended June 30, 2004 was $22.2 million. This providing of cash was primarily the result of the net income of $10.6 million, non-cash depreciation and amortization expense of $8.3 million, non-cash tax expenses of $5.0 million, non-cash interest expense of $0.1 million, decrease in inventory of $0.6 million, and an increase in accounts payable of $4.5 million. Partially offsetting provisions of cash were increases in accounts receivable of $1.7 million, income tax receivable of $2.1 million and other current assets and other assets of $2.8 million.

We maintain supply agreements with third party suppliers for most of our products. Some of these supply agreements contain minimum purchase requirements. For most of these supply agreements, we believe that our inventory requirements and related purchases of inventory will exceed the minimum purchase requirements in 2005. In those cases in which we do not believe our purchases will exceed the minimum purchase requirements, we are seeking to negotiate waivers or modifications of the minimum purchase requirements.

Net cash used in investing activities for the six months ended June 30, 2005 was $19.6 million. The primary uses of this cash was for the purchases of product licenses of $94.7 million, marketable securities of $21.0 million and the purchases of property and equipment of $1.2 million. Partially offsetting these uses of cash were the sales of marketable securities of $97.3 million. This liquidation of marketable securities was directly related to the $78.3 million acquisition of product licenses for Fortamet and Altoprev, the first milestone payment of $15.0 million purchase price payment for Triglide and the $5.0 million additional purchase price milestone for Sular, as well as $21.0 million in maturing investments that were reinvested upon maturity.

Net cash used in investing activities for the six months ended June 30, 2004 was $143.7 million. The primary uses of this cash were for the purchases of marketable securities of $138.3 million and the purchases of product licenses of $5.1 million, and purchases of equipment of $0.3 million. During the second quarter of 2004, the Company announced an agreement with SkyePharma PLC, granting the Company the exclusive license to market and distribute Triglide in the United States.

Net cash used in financing activities was $1.2 million for the six months ended June 30, 2005 primarily resulting from our repurchase of our common stock for $2.1 million. Partially offsetting this net cash used was $0.9 million for the issuances of common stock related to option exercises.

Net cash provided by financing activities was $146.4 million for the six months ended June 30, 2004. The primary providers of cash were the issuance of $150.0 million in convertible debt in March 2004, as well as proceeds of $5.5 million from the issuance of common stock. Partially offsetting this net cash provided by financing activities was $4.6 million in capitalized financing costs and $4.6 million in stock repurchases.

As of June 30, 2005, there were no amounts outstanding under our $20 million senior credit facility; however, on July 7, 2005, we borrowed $5.0 million under this facility.

We believe that our current balance of cash and cash equivalents, cash from operations, and the available balance of our credit facility, will be adequate to fund our current working capital requirements for at least the next 12 months. However, in the event that we make significant acquisitions in the future, we may be required to raise additional funds through additional borrowings or the issuance of debt or equity securities.

On February 11, 2003, we entered into a $20 million senior secured revolving credit facility with various lenders and LaSalle Bank National Association, as administrative agent. Subject to the satisfaction of certain borrowing base requirements, we may from time-to-time borrow monies under the revolving facility for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of our assets. Borrowings bear interest at our option at the base rate in effect from time to time plus an applicable margin or the Eurodollar rate, plus an applicable margin. The applicable margin will vary dependent upon our leverage ratio in effect from time-to-time. As of June 30, 2005, we had no borrowings outstanding under this facility. In April 2005, the Company borrowed $20.0 million on the facility, which the company repaid; however, on July 7, 2005, the Company borrowed $5 million under the facility.  The revolving facility, as amended, matures on August 11, 2006. Fees payable under the revolving facility include a one-time commitment fee of 0.685% of the stated amount of the facility, an unused commitment fee based on funds committed but not borrowed under the revolving facility at rates which vary dependent upon our leverage ratio in effect from time-to-time and letter of credit fees equal to 0.25% per annum of the face amount of letters of credit issued and outstanding under the revolving facility. The revolving facility may be prepaid from time-to-time or terminated at our discretion without penalty.

The credit facility contains various restrictive covenants, including covenants relative to maintaining financial ratios and earnings levels, limitations on acquisitions, dispositions, mergers and capital expenditures, limitations on incurring additional indebtedness and a prohibition on payment of dividends and certain issuances of our capital stock.

Critical Accounting Policies

We view our critical accounting policies to be those policies which are very important to the portrayal of our financial condition and results of operations, and require management’s most difficult, complex or subjective judgments. The circumstances that make these judgments difficult or complex relate to the need for management to make estimates about the effect of matters that are inherently uncertain. We believe our critical accounting policies are as follows:

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

•                                          Product returns.    In the pharmaceutical industry, customers are normally granted the right to return a product for a refund if the product has not been used six-months prior to its expiration date, which is typically two to three years from the date of manufacture, and for a set period subsequent to the expiration date. Our return policy allows product returns for products within an eighteen-month window from six months prior to the expiration date and up to twelve months after the expiration date. Our return policy conforms to industry standard practices. We believe that we have sufficient data to estimate future returns at the time of sale. Management is required to estimate the level of sales which will ultimately be returned pursuant to our return policy, and record a related reserve at the time of sale. These amounts are deducted from our gross sales to determine our net revenues. Our estimates take into consideration historical returns of a given product, product specific information provided by our customers and information obtained regarding the levels of inventory being held by our customers, as well as overall purchasing patterns by our customers. Management periodically reviews the reserves established for returns and adjusts them based on actual experience. If we over or under estimate the level of sales which will ultimately be returned, there may be a material impact to our financial statements.

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

On March 6, 2002, we acquired certain U.S. rights relating to Sular for an aggregate purchase price of $184.3 million. With the assistance of valuation experts, we allocated the purchase price to the fair value of the various intangible assets which we acquired as part of the transaction. In addition, we assigned useful lives to acquired intangible assets which are not deemed to have an indefinite life. Intangible assets are amortized on a straight line basis over their respective useful lives. The intangible assets recorded in connection with the acquisition of Sular are being amortized over periods ranging from five to twenty years with a weighted average amortization period of nineteen years. In light of our experience in 2002 in promoting Sular, we carefully evaluated the useful lives assigned to the intangible assets acquired in the Sular acquisition and whether or not any impairment of any such assets was indicated. Our best estimate is that the useful lives assigned to the Sular intangible assets remain appropriate. Our estimate of such useful lives is subject to significant risks and uncertainties. Among these risks and uncertainties is our ability to develop one or more new versions of the product, obtain approval from the FDA to market and sell such newly developed product and procure patent protection for that product before the expiration of the last to expire of the existing patents related to Sular in 2008. SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” states that an impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. As of June 30, 2005, the undiscounted future cash flows of Sular as estimated by us over the remaining useful life of the product exceed the carrying amount of the Sular asset and therefore the carrying amount is estimated to be recoverable. However, the amount recorded as intangible assets on First Horizon’s balance sheet for the Sular assets may be more or less than the fair value of such assets. Determining the fair value of the Sular intangible asset is inherently uncertain, and may be dependent in significant part on the success of our revised plans to promote Sular.

On March 28, 2005, we acquired the worldwide rights of Fortamet and Altoprev. With the assistance of valuation experts, we allocated the purchase price to the fair value of the various intangible assets which we acquired as part of the transaction. In addition, we assigned useful lives to acquired intangible assets which are not deemed to have an indefinite life. Intangible assets are amortized on a straight line basis over their respective useful lives. The intangible assets recorded in connection with the acquisition of Fortamet and Altoprev are being amortized over a period of fifteen years.

In May 2005, the US Food and Drug Administration granted approval for Triglide.  The Company obtained exclusive US marketing rights to Triglide in May 2004.  Intangible assets are amortized on a straight line basis over their respective useful lives.  The intangible assets recorded in connection with the acquisition of Triglide are being amortized over a period of fifteen years.

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

•                                          Inventory obsolescence.    Our products have shelf lives ranging from 24 to 48 months. We must estimate the amount of inventory recorded on our balance sheet that will not be sold prior to expiration. This estimate requires analysis of forecasted demand for our products, our promotional focus, amounts of our products currently held by our customers and the impact on our products of competing products. If we over or under estimate the amount of inventory that will not be sold prior to expiration, there may be a material impact to our financial statements.

Forward Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as information contained elsewhere in this report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to materially differ from those described. These forward looking statements are identified by their use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “predict”, “will” and other similar terms and phrases, including references to assumptions. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation:

•                                          We may not attain expected revenues and earnings;

•                                          The 60 mg Altoprev product is currently experiencing manufacturing issues.  If the issues cannot be resolved, our ability to acquire the product for sale and sampling will be adversely affected;

•                                          If we are unsuccessful in obtaining third party payor contracts for Altoprev, Fortamet and Triglide, we may experience reductions in sales levels and may fail to reach anticipated sales levels;

•                                          If demand for Triglide, Fortamet and/or Altoprev exceeds our initial expectations or the ability of our suppliers to provide demand-meeting quantities of product and samples, our future ability to sell these products could be adversely impacted;

•                                          The potential growth rate for our promoted products may be limited by slower growth for the class of drugs to which our promoted products belong and unfavorable clinical studies about such class of drugs;

•                                          Strong competition exists in the sale of our promoted products, which could adversely affect expected growth of our promoted products’ sales or increase our costs to sell our promoted pruducts;

•                                          We may not be able to protect our competitive position for our promoted products from patent infringers;

•                                          Sales of our Tanafed and Robinul products have been adversely affected by the introduction of knock-off and generic products, respectively;

•                                          An issued FDA notice may cause us to incur increased expenses and adversely affect our ability to continue to market and sell our Tanafed products;

•                                          We may incur unexpected costs in integrating new products into our operations;

•                                          We may be unable to develop or market line extensions for our products, or, even if developed, obtain patent protection for our line extensions.  Further, introductions by us of line extensions of our existing products may require that we make unexpected changes in our estimates for future product returns and reserves for obsolete inventory.  If these risks occur, our operating results would be adversely affected;

•                                          Our supplier can terminate our rights to commercialize Nitrolingual and the 60 dose size of this product has not yet met our expectation;

•                                          A small number of customers account for a large portion of our sales and the loss of one of them, or changes in their purchasing patterns, could result in substantially reduced sales substantially and adversely impacting ourfinancial results;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks that arise in the ordinary course of business. A discussion of the Company’s primary market risk exposure is presented below.

Foreign Currency Exchange Risk

Our purchases of Nitrolingual from Pohl-Boskamp, our purchases of Triglide under our agreement with SkyePharma and our purchases of Sular from Bayer are made in Euros. Although we did not enter into any forward contracts in the second quarter of 2005, we may eliminate risks from foreign currency fluctuations after the time of shipment of product by entering into forward contracts for these purchases of inventory at the time of product shipments. While the effect of foreign currency translations on export sales or import purchases has not been material to our results of operations to date, currency translations could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies.

Market Risk on Investments

The fair value of our investment portfolio would be negatively affected by an increase in interest rates. Since the majority of the Company’s investments are fixed rate interest-bearing securities and therefore subject to the market risk of loss in market value from an increase in rates or a change in the underlying risk of the issuers of the notes, the Company’s future earnings and cash flows could be affected adversely if the Company were to sell the securities prior to their maturity date. There were realized losses from the sale of investments for the three and six months ended June 30, 2005 of $0.4 million and $0.7 million, respectively. At June 30, 2005, the Company had total net unrealized losses from marketable securities of $1.5 million.

Market Risk on Variable Rate Debt

In connection with borrowings incurred under the credit facility with LaSalle Bank, we could experience market risk with respect to changes in the general level of the interest rates and its effect upon our interest expense. Borrowings under this facility bear interest at variable rates. Because such rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, our present exposure to interest rate fluctuations is primarily dependent on rate changes that may occur while borrowings under the senior secured credit facility are outstanding. In April 2005, the Company borrowed $20.0 million on the facility, but repaid the $20.0 million loan and on June 30, 2005 there was no debt outstanding under this facility; however, on July 7, 2005, the Company borrowed $5 million under the facility.

Market Risk on Fixed Rate Debt

The Company’s long-term fixed interest rate senior subordinated contingent convertible notes are also subject to market risk. Fixed rate debt outstanding at June 30, 2005 was $150 million with an interest rate of 1.75%. All other things being equal, the fair market value of the Company’s fixed rate debt will increase as rates decline and will decrease as rates rise. The fixed rate notes outstanding totaling $150.0 million at June 30, 2005 had a fair value of $148.8 million based on quoted market rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of First Horizon’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this report. Our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures provide reasonable assurance as of the end of the period for which the report is being filed that (i) information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in First Horizon’s primary internal controls over financial reporting during the second fiscal quarter of 2005, that has materially affected, or is reasonably likely to materially affect First Horizon’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company, certain former and current officers and directors are defendants in a consolidated securities lawsuit initiated on August 22, 2002 in the United States District Court for the Northern District of Georgia. Plaintiffs in the class action alleged in general terms that we violated Sections 11 and 12(a)(a) of the Securities Act of 1933 and that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In an amended complaint, Plaintiffs claimed that the Company issued a series of materially false and misleading statements to the market in connection with our public offering on April 24, 2002 and thereafter relating to alleged “channel stuffing” activities. The amended complaint also alleged controlling person liability on behalf of certain of our officers under Section 15 of the Securities Act of 1933 and Section 20 of the Securities Exchange Act of 1934. Plaintiffs sought an unspecified amount of compensatory damages to be proven at trial.

On September 29, 2004, the U.S. District Court for the Northern District of Georgia dismissed, without prejudice, the class action lawsuit. Although the class action lawsuit was dismissed, the court granted the plaintiffs the right to refile their class action lawsuit provided that the plaintiffs pay all of the defendants’ fees and costs associated with filing the motions to dismiss the class action lawsuit.

Plaintiffs’ did not file a second amended complaint as permitted.  We have submitted a proposed order to the Court to dismiss the case with prejudice and enter a final judgment in favor of all defendants.

If the Plaintiffs choose to appeal any final judgment to the 11th Circuit Court of Appeals, they will have 30 days to file a Notice of Appeal once the judgment is entered, if at all, by the U.S. District Court for the Northern District of Georgia.

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

We intend to prosecute our infringement action and defend Breckenridge’s motion for declaratory judgment unless resolved otherwise. While we believe that Breckenridge’s product, Duotan, infringes the patent for Tanafed, we cannot assure you that we will prevail. If we lose our infringement action and Breckenridge is successful in invalidating the Tanafed patent we could lose market share for Tanafed or we may have to decrease the price of Tanafed to keep its sales competitive, resulting in a loss of earnings and profits from Tanafed sales.

The Company is also involved with other various routine legal proceedings incident to the ordinary course of business. None of these proceedings are expected to have a material adverse effect on the consolidated financial statements.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 31, 2005, the Company issued 12,500 shares of restricted common stock to certain members of its Board of Directors.  The shares vest equally over a 4 year period.  Total compensation of $235,000 will be recognized ratably over the 4 year vesting period.  As of June 30, 2005, deferred compensation related to the restricted stock totaled $230,000.

The following table presents the total number of shares repurchased during the first half of fiscal 2005 and the average price paid per share:

Fiscal Period	Plan	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
January 1, 2005 through February 28, 2005	N/A	—	—	—	$5,323,000
March 1, 2005 through March 31, 2005	(1)	127,169	$16.44	127,169	3,233,000
April 1, 2005 through June 30, 2005	N/A	—	—	—	3,233,000

Total Fiscal 2005 To Date		127,169		127,169

(1)                               In July 2004, the Company’s Board of Directors authorized a $20.0 million share repurchase program. The new program, which authorized the repurchase of up to $5 million of common stock per quarter, became effective on August 3, 2004 and terminated and replaced the $10.0 million share buyback program then in effect. The share repurchase program will expire on August 2, 2005.  In July 2005, the Board of Directors authorized a new $20 million repurchase program, effective August 3, 2005, having no per-period sublimits on repurchases.

ITEM 4:  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

The Company held its 2005 annual meeting of stockholders on May 31, 2005.  The following summarizes the two proposals submitted for a vote of the stockholders at the meeting:

Proposal 1:  To elect two Class C Directors to the Company Board of Directors for a three-year term.

	Pierre Lapalme	William J. Robinson	Patrick J. Zenner
Votes “For”	38,902,923	32,807,723	23,105,750
Votes “Withheld”	350,765	1,445,965	11,147,938

Mr. Lapalme, Mr. Robinson and Mr. Zenner will serve until the 2008 annual meeting of the stockholders.  In addition, the terms of the following directors continued after the meeting:  Dr. John N. Kapoor, Mr. Jerry N. Ellis, Mr. Patrick P. Fourteau and Mr. Jon S. Saxe.

Proposal 2:  To ratify the appointment of independent registered accounting firm, BDO Seidman, LLP.

Votes “For”	33,849,181
Votes “Against”	389,687
Abstain	14,820

Each of the two proposals were approved by the stockholders of the Company at the annual meeting.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

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

Date: August 2, 2005
	By:	/s/ Patrick P. Fourteau
Patrick P. Fourteau
Chief Executive Officer and President
(principal executive officer)

Date: August 2, 2005
	By:	/s/ Darrell Borne
Darrell Borne
Chief Financial Officer, Secretary and Treasurer
(principal accounting and financial officer)