Form 10-Q
period 2005-09-30
FIRST HORIZON PHARMACEUTICAL CORP
filed 2005-10-28
CIK 1106773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[MARK ONE]

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

As of October 21, 2005, there were 35,181,851 shares of the Registrant’s Common Stock outstanding.

FIRST HORIZON PHARMACEUTICAL CORPORATION
FORM 10-Q
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FIRST HORIZON PHARMACEUTICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,658	$36,586
Marketable securities	83,183	160,636
Accounts receivable, net of allowance for doubtful accounts and discounts of $1,339 and $749 at September 30, 2005 and December 31, 2004, respectively	32,504	23,833
Inventories	33,013	15,824
Income taxes receivable	3,497	5,438
Current deferred tax assets	3,150	3,419
Other current assets	13,981	7,581
Total current assets	183,986	253,317
Property and equipment, net	5,385	5,110
Intangibles, net	321,502	229,953
Other assets	4,438	10,104
Total assets	$515,311	$498,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payable	$9,390	$14,569
Accrued expenses	16,203	20,508
Total current liabilities	25,593	35,077
Long-term liabilities:
Convertible debt	150,000	150,000
Deferred tax liabilities	6,497	4,404
Other long-term liabilities	206	594
Total liabilities	182,296	190,075
Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized and none outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,181,414 and 36,087,044 issued at September 30, 2005 and December 31, 2004, respectively	36	36
Additional paid-in capital	289,703	288,335
Retained earnings	69,541	43,315
Deferred compensation	(215)	—
Accumulated other comprehensive loss	(2,860)	(87)
	356,205	331,599
Less: Treasury stock at cost, Common stock, 1,000,000 shares at September 30, 2005 and December 31, 2004	(23,190)	(23,190)
Total stockholders’ equity	333,015	308,409
Total liabilities and stockholders’ equity	$515,311	$498,484

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenues	$58,718	$41,559	$149,491	$109,567
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	8,768	8,895	23,290	21,295
Selling, general and administrative expense	26,480	16,699	68,240	46,287
Depreciation and amortization	6,217	4,330	16,322	12,600
Research and development expense	1,399	479	2,285	1,023
Total operating costs and expenses	42,864	30,403	110,137	81,205
Operating income	15,854	11,156	39,354	28,362
Other income (expense):
Interest expense	(799)	(756)	(2,202)	(1,720)
Interest income	673	1,219	2,351	2,500
Other	—	—	(684)	(11)
Total other income (expense)	(126)	463	(535)	769
Income before provision for income taxes	15,728	11,619	38,819	29,131
Provision for income taxes	(5,094)	(4,184)	(12,593)	(11,140)
Net income	$10,634	$7,435	$26,226	$17,991
Other comprehensive income (loss)	(247)	758	(2,773)	(741)
Comprehensive income	$10,387	$8,193	$23,453	$17,250
Net income per common share:
Basic earnings per common share	$0.30	$0.21	$0.75	$0.50
Diluted earnings per common share	$0.26	$0.18	$0.65	$0.45
Weighted average common shares outstanding:
Basic	35,119	35,767	35,071	35,870
Diluted	42,548	43,521	42,569	42,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For The Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$26,226	$17,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,322	12,600
Loss on sale of marketable securities	684	—
Non-cash interest expense	252	208
Non-cash compensation expense	20	—
Deferred income tax expense	2,435	4,000
Reduction in taxes payable—stock option exercises	1,411	2,591
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(8,671)	(762)
Inventories	(17,189)	(238)
Other current assets and other assets	(5,986)	(3,935)
Income taxes receivable	1,941	4,839
Accrued expenses and other long-term liabilities	307	1,888
Accounts payable	(5,179)	5,240
Net cash provided by operating activities	12,573	44,422
Cash flows from investing activities:
Purchase of product and licensing rights	(106,337)	(5,296)
Purchase of property and equipment	(1,809)	(644)
Proceeds from sale of marketable securities	97,576	—
Purchase of marketable securities	(20,994)	(150,451)
Net cash used in investing activities	(31,564)	(156,391)
Cash flows from financing activities:
Capitalized financing costs incurred	—	(5,015)
Repurchase of common stock	(2,094)	(17,960)
Proceeds from long-term debt	—	150,000
Net proceeds from issuance of common stock	1,816	5,951
Net cash (used in) provided by financing activities	(278)	132,976
Effect of foreign exchange rate changes on cash	(2,659)	(94)
Net change in cash and cash equivalents	(21,928)	20,913
Cash and cash equivalents, beginning of period	36,586	33,722
Cash and cash equivalents, end of period	$14,658	$54,635
Non-cash financing transactions:
Issuance of restricted stock	$235	$—
Supplemental Cash Flow Information:
Cash paid for income taxes	$6,337	$4,230
Cash paid for interest	$2,880	$1,351

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

2.   New Accounting Pronouncements

In July 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of a proposed interpretation, Accounting for Uncertain Tax Positions—an Interpretation of FASB Statement No. 109 (“SFAS No. 109”). This interpretation would apply to all open tax positions accounted for in accordance with SFAS No. 109, including those acquired in business combinations. It is a proposed asset recognition approach to apply a dual threshold for uncertain tax positions. The interpretation would allow the recognition of a tax benefit when it is probable that it could be sustained upon audit. The interpretation defines “probable” as it is defined in SFAS No. 5, “Accounting for Contingencies.” The proposed interpretation would be effective for the first fiscal year ending after December 15, 2005. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

In May 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” The standard requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is deemed impracticable, unless the change in accounting relates to the principle method of depreciation, amortization or depletion for long-lived, non-financial assets in which case the change is accounted for as a change in accounting estimate that is affected by a change in accounting principle. The standard is effective for accounting changes and corrections of errors made occurring in fiscal years beginning after December 15, 2005. The adoption of Statement of Financial Accounting Standards (“SFAS”) No. 154 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued Statement 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No.29.” The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under APB Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. The standard is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued Statement 123 (revised 2004), “Share-Based Payment.” The standard eliminates the disclosure-only election under the prior SFAS 123 and requires the recognition of compensation expense for stock options and other forms of equity compensation based on the fair value of the instruments on the date of grant. The standard is effective for fiscal years beginning after June 15, 2005. See Note 3 for the disclosures of the pro forma dilutive impact on net income and earnings per share of expensing stock options based on the Black-Scholes model.

In November 2004, the FASB issued Statement 151, “Inventory Costs.” The standard clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial position or results of operations.

3.   Stock Based Compensation

The Company applies APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for all stock options issued to employees. Accordingly, the Company records compensation expense for any stock option grants and restricted stock grants with exercise prices lower than fair value, recognized ratably over the vesting period.

Applying the Black-Scholes option-pricing models prescribed by SFAS No. 123, “Accounting for Stock Based Compensation,” to calculate the compensation costs of the Company’s options, the Company’s pro forma net income per common share would have been reported as follows (in thousands except per share data):

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$10, 634	$7,435	$26,226	$17,991
Deduct:
Total stock-based employee compensation expense determined under fair value basis for all awards, net of related tax effects	(719)	(661)	(1,878)	(1,908)
Pro forma	$9,915	$6,774	$24,348	$16,083
Net income per common share—basic:
As reported	$0.30	$0.21	$0.75	$0.50
Pro forma	$0.28	$0.19	$0.69	$0.45
Net income per common share—diluted:
As reported	$0.26	$0.18	$0.65	$0.45
Pro-forma	$0.24	$0.17	$0.61	$0.40

The weighted average fair value per share of options granted during the three months ended September 30, 2005 and 2004 is estimated at $15.09 and $14.72, respectively. The value of options is estimated on the date of the grant using the following weighted average assumptions:

	2005	2004
Risk-free interest rate	3.83%	3.38%
Expected dividend yield	—	—
Expected lives	5 years	5 years
Expected volatility	115.87%	123.79%

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

On May 31, 2005, the Company granted 12,500 shares of restricted common stock to certain members of its Board of Directors. The shares vest equally over a 4 year period. Total compensation of $235,000 will be recognized ratably over the 4 year vesting period. As of September 30, 2005, deferred compensation related to the restricted stock totaled $215,000.

4.   Marketable Securities

The Company classifies its existing marketable securities as available-for-sale. All available-for-sale securities are classified as current as the Company has the ability to use them for current operating and investing purposes. There were $0.0 million and $0.7 million in realized losses in the three and nine months ended September 30, 2005, respectively. At September 30, 2005, the Company had total net unrealized losses from marketable securities of $2.0 million.

The carrying amount of available-for-sale securities and their approximate fair values at September 30, 2005 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal agency obligations	$58,428	$—	$(1,308)	$57,120
Corporate bonds	26,712	—	(649)	26,063
Total	$85,140	$—	$(1,957)	$83,183

The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of September 30, 2005 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government and Federal agency obligations	$9,872	$(127)	$47,282	$(1,181)	$57,154	$(1,308)
Corporate bonds	3,587	(42)	22,442	(607)	26,029	(649)
Total	$13,459	$(169)	$69,724	$(1,788)	$83,183	$(1,957)

The Company has determined that its unrealized losses are temporary based on the minor amount of the losses compared to amortized cost, as well as the credit worthiness of the investees. The Company expects that all losses will be recovered, and intends to hold securities to recovery. If market, industry and/or investee conditions deteriorate, the Company may incur future impairments.

The amortized cost and fair value of marketable securities at September 30, 2005 by contractual maturity are shown below (in thousands):

	Cost	Fair Value
Due in one year or less	$13,628	$13,459
Due after one year through three years	56,125	54,700
Due after three years through five years	10,557	10,304
Due after five years	4,830	4,720
	$85,140	$83,183

The carrying amount of available-for-sale securities and their approximate fair values at December 31, 2004 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal agency obligations	$93,964	$14	$(1,082)	$92,896
Corporate bonds	68,443	—	(703)	67,740
Total	$162,407	$ 14	$(1,785)	$160,636

5.   Inventories

Inventories consist of purchased pharmaceutical products and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method, and market is considered to be net realizable value. Inventories consist of finished product and bulk product awaiting processing and packaging into finished product. Inventories, net of reserves of $0.8 million at September 30, 2005 and December 31, 2004, consisted of (in thousands):

	September 30, 2005	December 31, 2004
Bulk product	$7,369	$6,882
Finished product	25,644	8,942
Total inventories	$33,013	$15,824

6.   Intangible Assets

In May 2005, the US Food and Drug Administration granted approval for Triglide, a fenofibrate formulation. The Company obtained exclusive US marketing rights in May 2004 to Triglide, a novel fenofibrate formulation that employs one of SkyePharma’s proprietary solubilization technologies. Under its Agreement with SkyePharma, the Company made a payment of $15 million to SkyePharma as a result of the approval during the quarter ended June 30, 2005. SkyePharma is also entitled to royalties on net sales, as defined. The intangible asset recorded in connection with the acquisition of Triglide is being amortized over a period of fifteen years.

On March 28, 2005, the Company acquired the worldwide rights to Fortamet and Altoprev from Andrx Corporation. As of September 30, 2005, the Company has paid Andrx $85.0 million. Andrx is also entitled to royalties on net sales of these products.

With the assistance of valuation experts, the Company allocated the purchase price to the fair value of the various intangible assets acquired from Andrx Corporation, which are not deemed to have an indefinite life. Intangible assets are amortized on a straight-line basis over their respective useful lives. The intangible assets recorded in connection with the acquisition of Fortamet and Altoprev will be amortized over a period of fifteen years.

The following table reflects the components of all of the Company’s intangible assets as of September 30, 2005 (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Expected Life
Licensing rights	$356,027	$(54,794)	$301,233	10 to 20 years
Trade names	11,060	(2,293)	8,767	15 to 20 years
Contracts	8,300	(6,077)	2,223	5 years
Supply/Distribution agreements	11,490	(4,729)	6,761	10 years
Other intangibles	3,108	(590)	2,518	20 years
Total	$389,985	$(68,483)	$321,502

The following table reflects the components of intangible assets as of December 31, 2004 (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Expected Life
Licensing rights	$249,715	$(42,540)	$207,175	10 to 20 years
Trade names	11,060	(1,739)	9,321	20 years
Contracts	8,300	(4,832)	3,468	5 years
Supply/Distribution agreements	11,490	(4,056)	7,434	10 years
Other intangibles	3,082	(527)	2,555	20 years
Total	$283,647	$(53,694)	$229,953

For the three and nine months ended September 30, 2005, amortization expense related to the intangible assets was $5.6 million and $14.8 million, respectively. Amortization is calculated on a straight-line basis over the estimated useful life of the intangible asset, and the Company estimates the annual amortization expense for each of the five succeeding fiscal years to be as follows (in thousands):

Fiscal year ended December 31:	Amount
2005	$20,827
2006	$22,601
2007	$22,498
2008	$21,192
2009	$20,941

7.   Other Assets

Other assets at September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Capitalized finance costs	$4,374	$4,619
Advance payment for product licenses	—	5,426
Deposits	64	59
Total other assets	$4,438	$10,104

8.   Accrued Expenses

Accrued expenses at September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Employee compensation and benefits	$3,863	$1,951
Product returns	1,426	1,563
Product rebates	2,340	2,031
Sales deductions	3,145	2,549
Accrued royalties	3,887	1,202
Product license fee	—	5,000
Other	1,542	6,212
	$16,203	$20,508

9.   Long-term Debt

In March 2004, the Company issued a total of $150.0 million of its 1.75% senior subordinated contingent convertible notes due in 2024 in transactions that were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act. The notes are due March 8, 2024 and accrued interest is payable semi-annually in arrears on March 8 and September 8 of each year. In addition to the interest on the notes, after March 8, 2007, the Company will also pay contingent interest during specified six-month periods if the average trading price of the notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum. As this contingent interest feature is based on the underlying trading price of the notes, the contingent interest qualifies as an embedded derivative. As of September 30, 2005, management determined that the fair value of this contingent interest embedded derivative was not material. The net proceeds from this issuance, after deducting offering expenses, were approximately $145.4 million. Financing costs of $4.6 million were incurred with the issuance which are being amortized on a straight line basis over the life of the notes and are included in other assets in the consolidated balance sheet.

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

The Company had no debt other than the aforementioned notes outstanding at September 30, 2005 or December 31, 2004.

10.   Credit Agreement

On February 11, 2003, the Company entered into a $20.0 million senior secured revolving credit facility with various lenders and LaSalle Bank National Association, as administrative agent. Borrowings may be used for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company’s assets. Borrowings bear interest at the Company’s option at the base rate in effect from time to time plus an applicable margin or the Eurodollar rate, plus an applicable margin. The applicable margin will vary dependent upon the Company’s leverage ratio in effect from time to time. The revolving facility matures on August 11, 2006. The revolving loan contains various covenants, including covenants relative to maintaining financial ratios and earnings levels, limitations on acquisitions, dispositions, mergers and capital expenditures, limitations on incurring additional indebtedness and a prohibition on payment of dividends and certain issuances of capital stock. In the three and nine months ended September 30, 2005, the Company utilized the senior secured revolving credit facility, however as of September 30, 2005 the Company had repaid all borrowings on this senior secured revolving credit facility.

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

In July 2004, the Company’s Board of Directors authorized a $20.0 million share repurchase program. The new program, which authorizes the repurchase of up to $5 million of common stock per quarter, became effective in August 2004, terminating and replacing the $10.0 million share repurchase program authorized by the Company’s Board of Directors in fiscal 2002. This share repurchase program expired in August 2005.

In the third quarter of 2004, as part of the then-effective share repurchase program, the Company’s Board of Directors increased the per quarter repurchase cap and authorized the Company to repurchase a total of 731,580 shares of common stock, inclusive of the 500,000 shares of common stock repurchased from one of Dr. Kapoor’s family partnerships, at an aggregate cost of approximately $13.4 million. These shares have been retired. In the fourth quarter of 2004, as part of the plan that became effective in August 2004, the Company repurchased 65,427 shares of common stock. These shares have been retired.

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

The Company adopted a new share repurchase program effective August 3, 2005, that authorizes the repurchase of up to $20.0 million of its outstanding shares of common stock over the next twelve months with no periodic sub-limits on the amount of repurchases. This plan replaces all prior share repurchase plans and will expire on August 2, 2006.The Company has repurchased no shares under this program.

In the first quarter of 2005, the Company repurchased 127,169 shares of common stock at an average cost of $16.44 per share, or $2.1 million. These shares have been retired. The Company did not repurchase any shares in the second or third quarters of 2005.

12.   Earnings Per Share

Below is the calculation of basic and diluted net income per share (in thousands except per share data):

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$10,634	$7,435	26,226	$17,991
Add: Interest expense on contingent convertible notes, net of tax	485	444	1,455	997
Adjusted net income	$11,119	$7,879	$27,681	$18,988
Weighted average common shares outstanding—basic	35,119	35,767	35,071	35,870
Diluted effect of stock options and convertible debt	7,429	7,754	7,498	6,335
Weighted average common shares outstanding—diluted	42,548	43,521	42,569	42,205
Basic earnings per common share:	$0.30	$0.21	$0.75	$0.50
Diluted earnings per common share:	$0.26	$0.18	$0.65	$0.45

For the three months ended September 30, 2005, there were 629,423 potential common shares outstanding and 12,500 shares of unvested restricted stock that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive. For the nine months ended September 30, 2005, there were 543,244 potential common shares outstanding and 12,500 shares of unvested restricted stock that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

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

The following presents revenues for prescription products by area of treatment:

	For The Quarter Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
Cardiovascular	$43,849	$23,239	$98,072	$58,234
Women’s Health	10,061	6,748	32,783	14,550
Non Promoted	4,808	11,572	18,636	36,783
Net revenues	$58,718	$41,559	$149,491	$109,567

14.   Commitments and Contingencies

The Company, along with certain former and current officers and directors, were named defendants in a consolidated securities lawsuit initiated on August 22, 2002 in the United States District Court for the Northern District of Georgia. Plaintiffs in the class action litigation alleged in general terms that the Company violated Sections 11 and 12(a)(2) of the Securities Act of 1933 and that the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In an amended complaint, Plaintiffs claimed that the Company issued a series of materially false and misleading statements to the market in connection with the Company’s public offering on April 24, 2002 and thereafter relating to alleged “channel stuffing” activities. The amended complaint also alleged controlling person liability on behalf of certain of our officers under Section 15 of the Securities Act of 1933 and Section 20 of the Securities Exchange Act of 1934. Plaintiffs sought an unspecified amount of compensatory damages in an amount to be proven at trial.

On September 29, 2004, the U.S. District Court for the Northern District of Georgia dismissed, without prejudice, the class action lawsuit. Although the class action lawsuit was dismissed, the court granted the plaintiffs the opportunity to amend their class action lawsuit provided that the plaintiffs pay all of the defendants’ fees and costs associated with filing the motions to dismiss the class action lawsuit. Plaintiffs did not file a second amended complaint as permitted, but instead filed a motion asking the District Court to reconsider its September 29, 2004 order and lift the condition that they must pay defendants’ fees and costs before further amendment. On June 22, 2005, the District Court denied plaintiffs’ motion and gave them another opportunity to amend if they pay defendants’ fees and costs. Once again, plaintiffs chose not to file a second amended complaint. Instead, plaintiffs filed an appeal to the United States Court of Appeals for the Eleventh Circuit. This appeal currently is pending.

As previously reported, the Company was recently involved in three litigated matters with Breckenridge Pharmaceutical, Inc. and Scientific Laboratories, Inc. All three matters have been settled on terms mutually agreeable to all parties, and all lawsuits have been dismissed.

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

Overview

We are a specialty pharmaceutical company that markets, develops and sells brand name prescription products. Our current operating plan focuses on maximizing the sales of our existing product portfolio, accelerating growth by launching line extensions to our current products and acquiring or licensing approved products or late stage development products. We plan to focus on products that fit within our existing Cardiology and Women’s Health categories and that will allow us to leverage our sales force infrastructure. During the quarter ended September 30, 2005, we promoted the following products:

Cardiology	Women’s Health
• Sular	• Prenate Elite
• Fortamet	• OptiNate
• Altoprev	• Ponstel
• Triglide
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

Results of Operations

Net Revenue.   Net revenues for the three months ended September 30, 2005 increased $17.1 million or 41.1% to $58.7 million, as compared to $41.6 million for the three months ended September 30, 2004. Net revenues for the nine months ended September 30, 2005 increased $39.9 million or 36.4% to $149.5 million, as compared to $109.6 million for the nine months ended September 30, 2004. Net revenues increased for the three and nine month period as a result of the successful execution of our sales and marketing strategy, an increase in sales force, price increases on certain promoted products and increased sales from the expansion of our product line to include Fortamet, Altoprev and OptiNate in the second quarter of 2005 and Triglide in the third quarter of 2005.

Product Overview

	Change in total dispensed prescriptions for the three months ended September 30, 2005 compared to the three months ended September 30, 2004(a)	Change in new dispensed prescriptions for the three months ended September 30, 2005 compared to the three months ended September 30, 2004(a)
Sular	16.3%	18.0%
Fortamet	392.5%	162.8%
Altoprev	(25.8)%	(48.5)%
Triglide(b)	N/A	N/A
Nitrolingual(c)	(13.6)%	(18.7)%
Prenate Elite	70.7%	11.8%
OptiNate(d)	N/A	N/A
Ponstel	18.7%	22.7%

(a)          Source: IMS Health’s National Prescription Audit Plus™ data.

(b)          Triglide was launched in July 2005, as a result comparative data is not available for the third quarter of 2004.

(c)           We believe that IMS data does not capture prescriptions of Nitrolingual from some of the non-retail channels and prescription trends in the non-retail channel which may have a significant impact on the reported change.

(d)          OptiNate was launched in March 2005, as a result comparative data is not available for the third quarter of 2004.

Net revenues from our Cardiology products (namely Sular, Fortamet, Altoprev, Triglide and Nitrolingual) were $43.8 million and $98.1 million for the three and nine months ended September 30, 2005 respectively, compared to $23.2 million and $58.2 million for the three and nine months ended September 30, 2004, respectively. The increase was primarily a result of the addition of our new products, Altoprev and Fortamet, commencing in April 2005, and Triglide, commencing in July 2005, price increases of our promoted products and total prescription growth of Sular.

Net revenues from our promoted Women’s Health products (namely Prenate Elite, OptiNate and Ponstel), were $10.1 million and $32.8 million for the three and nine months ended September 30, 2005 respectively, compared to $6.7 million and $14.6 million for the three and nine months ended September 30, 2004 respectively. The increase was due primarily to total prescriptions for Prenate Elite, price increases and the successful launch of OptiNate in March 2005. Sales of Prenate Elite’s predecessor, Prenate GT, were lower in the three and nine months ended September 30, 2004 as we prepared for the launch of Prenate Elite.

In March 2004, we announced the launch of Prenate Elite, the next generation of the Prenate line of prenatal vitamins. We began promoting and selling Prenate Elite in April 2004. Prenate Elite has captured a market share of 13.7% of new prescriptions and 14.4% of total prescriptions of prenatal vitamins in September 2005. (Source: IMS Health’s National Prescription Audit Plus™ data.) Additionally, the launch of OptiNate in March 2005 has captured 8.1% of new prescriptions of prenatal vitamins and 7.6% of total prescription in September 2005. (Source: IMS Health’s National Prescription Audit Plus™ data.)

Cost of Revenues.   Cost of revenues for the three and nine months ended September 30, 2005 were $8.8 million and $23.3 million compared to $8.9 million and $21.3 million for the three and nine months ended September 30, 2004. The increase in cost of revenues for the nine months ended Spetember 30, 2005 is related to the change in product mix and the increase in units sold as compared to the nine months ending September 30, 2004. While revenues increased for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, costs of sales remained flat which is due primarily to the change in product mix.

Gross Margin.   Gross margins for the three and nine months ended September 30, 2005 were 85.1% and 84.4%, respectively, compared to 78.6% and 80.6% for the three and nine months ended September 30, 2004, respectively. This increase in gross margin is the result of a change in product mix from the prior year primarily as the result of the current year acquisitions and the successful launch of Triglide and OptiNate. Also contributing to the increased gross margins were price increases implemented during the year.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased $9.8 million, or 58.7%, to $26.5 million for the three months ended September 30, 2005, compared to $16.7 million for the three months ended September 30, 2004. Selling, general and administrative expenses increased $21.9 million, or 47.3%, to $68.2 million for the nine months ended September 30, 2005, compared to $46.3 million for the nine months ended September 30, 2004. This increase is primarily related to the increase in sales force and their associated costs for the launch of our new products and an increase in royalty and commission expenses related to the increased net revenues.

Depreciation and Amortization Expense.   Depreciation and amortization expense increased $1.9 million, or 44.2%, to $6.2 million for the quarter ended September 30, 2005 compared to $4.3 million for the three months ended September 30, 2004. Depreciation and amortization expense increased $3.7 million, or 29.4%, to $16.3 million for the nine months ended September 30, 2005 compared to $12.6 million for the nine months ended September 30, 2004. This increase is primarily related to the increase in amortizable intangible assets as a result of the purchase of Fortamet and Altoprev and the launch of Triglide.

Research and Development Expense.   Research and development expense increased $0.9 million and $1.3 million to $1.4 million and $2.3 million for the three and nine months ended September 30, 2005, respectively, compared to $0.5 million and $1.0 million for the three and nine months ended September 30, 2004. This increase is primarily related to potential Sular line extensions.

Interest Expense.   Interest expense was $0.8 million and $2.2 million for the three and nine months ended September 30, 2005 compared to $0.8 million and $1.7 million for the three and nine months ended September 30, 2004. The increase is due to borrowings under the Company’s line of credit during the second and third quarters of 2005, and the interest on the $150.0 million contingent convertible notes for the nine months ended September 30, 2005.

Interest Income.   Interest income was $0.7 million and $2.4 million for the three and nine months ended September 30, 2005, compared to $1.2 million and $2.5 million for the three and nine months ended September 30, 2004. The decrease in interest income for the three and nine months ended September 30, 2005 is primarily due to a decrease in the average cash and marketable securities balance resulting from the acquisitions of Fortamet, Altoprev and Triglide.

Provision for Income Taxes.   Income taxes were provided for at a rate of 32.4% and 32.4% for the three and nine months ended September 30, 2005, respectively, compared to 36.0% and 38.2% for the three and nine months ended September 30, 2004. This decrease in the effective rate is due to the change in the mix of tax jurisdictions, both domestic and international, as a result of our implementation of international operations where our income was earned, as well as a change in the ratio of non-deductible expenses to pre-tax income.

Liquidity and Capital Resources

Our liquidity requirements arise from debt service, working capital requirements, product development activities and funding of acquisitions. We have met these cash requirements through cash from operations, borrowings for product acquisitions and the issuance of common stock.

Our cash and cash equivalents were $14.7 million on September 30, 2005. Net cash provided by operating activities for the nine months ended September 30, 2005 was $12.6 million. This source of cash was the result of net income of $26.2 million, non-cash depreciation and amortization of $16.3 million, a decrease in income tax receivable of $1.9 million, an increase in accrued expenses and other long-term liabilities of $0.3 million, non-cash tax expenses of $3.8 million, $0.7 million for realized losses on marketable securities and non-cash interest expense of $0.3 million. Partially offsetting the source of cash from operations was an increase in inventories of $17.2 million, a decrease in accounts payable of $5.2 million, an increase in accounts receivable of $8.7 million and an increase in other current assets and other assets of $6.0 million,

Our cash and cash equivalents were $54.6 million at September 30, 2004. Net cash provided by operating activities for the nine months ended September 30, 2004 was $44.4 million. This providing of cash was the result of the net income of $18.0 million, non-cash depreciation and amortization expense of $12.6 million, accrued expenses and other long-term liabilities and accounts payable of $7.1 million, non-cash tax expenses of $6.6 million, decrease in income tax receivable of $4.8 million and non-cash interest expense of $0.2 million. Partially offsetting the provision of cash from operations were increases in accounts receivable of $0.8 million, increases in inventory of $0.2 million, and increases in other current assets and other assets of $3.9 million.

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

Net cash used in investing activities for the nine months ended September 30, 2005 was $31.6 million. The primary uses of this cash were for the purchases of product licenses of $106.3 million, the purchase of marketable securities of $21.0 million, and the purchases of property and equipment of $1.8 million. Partially offsetting these uses of cash were the net sales of marketable securities of $76.6 million. This liquidation of marketable securities was directly related to the acquisition of product licenses for Fortamet and Altoprev, the first milestone payment of $15.0 million purchase price for Triglide and the $5.0 million additional purchase price milestone for Sular, as well as the $21.0 million in maturing investments that were reinvested upon maturity.

Net cash used in investing activities for the nine months ended September 30, 2004 was $156.4 million. The primary uses of this cash were for the purchases of marketable securities of $150.5 million and the purchases of product licenses of $5.3 million, and purchases of equipment of $0.6 million. During the second quarter of 2004, the Company announced an agreement with SkyePharma PLC, granting the Company the exclusive license to market and distribute Triglide in the United States.

Net cash used in financing activities was $0.3 million for the nine months ended September 30, 2005 resulting from our repurchase of our common stock for $2.1 million. Partially offsetting this net cash used was $1.8 million for the issuances of common stock primarily related to option exercises.

Net cash provided by financing activities was $133.0 million for the nine months ended September 30, 2004. The primary providers of cash were the issuance of $150.0 million in convertible debt in March 2004, as well as proceeds of $6.0 million from the issuance of common stock. Partially offsetting this net cash provided by financing activities was $5.0 million in capitalized financing costs and $18.0 million in stock repurchases.

As of September 30, 2005, there were no amounts outstanding under our $20 million senior credit facility.

We believe that our current balance of cash and cash equivalents, cash from operations, and the available balance of our credit facility, will be adequate to fund our current working capital requirements for at least the next 12 months. However, in the event that we make acquisitions in the future, we may be required to raise additional funds through additional borrowings or the issuance of debt or equity securities.

On February 11, 2003, we entered into a $20 million senior secured revolving credit facility with various lenders and LaSalle Bank National Association, as administrative agent. Subject to the satisfaction of certain borrowing base requirements, we may from time-to-time borrow monies under the revolving facility for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of our assets. Borrowings bear interest at our option at the base rate in effect from time to time plus an applicable margin or the Eurodollar rate, plus an applicable margin. The applicable margin will vary dependent upon our leverage ratio in effect from time-to-time. As of September 30, 2005, we had no borrowings outstanding under this facility. During the second and third quarters of 2005, the Company borrowed various amounts on the facility, which have been repaid in full. The revolving facility, as amended, matures on August 11, 2006. Fees payable under the revolving facility include a one-time commitment fee of 0.685% of the stated amount of the facility, an unused commitment fee based on funds committed but not borrowed under the revolving facility at rates which vary dependent upon our leverage ratio in effect from time-to-time and letter of credit fees equal to 0.25% per annum of the face amount of letters of credit issued and outstanding under the revolving facility. The revolving facility may be prepaid from time-to-time or terminated at our discretion without penalty.

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

Critical Accounting Policies

We view our critical accounting policies to be those policies which are very important to the portrayal of our financial condition and results of operations, and require management’s most difficult, complex or subjective judgments. The circumstances that make these judgments difficult or complex relate to the need for management to make estimates about the effect of matters that are inherently uncertain. We believe our critical accounting policies are as follows:

•       Allowance for doubtful accounts.   We are required to estimate the level of accounts receivable recorded on our balance sheet which ultimately will not be paid. Among other things, this assessment requires analysis of the financial strength of our customers, which can be highly subjective, particularly in the recent difficult general economic environment. Our policy is to estimate bad debt expense based on prior experience supplemented by a periodic customer specific review when needed. If we over or under estimate the level of accounts receivable that will not be paid, there may be a material impact to our financial statements.

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

On March 6, 2002, we acquired certain U.S. rights relating to Sular for an aggregate purchase price of $184.3 million. With the assistance of valuation experts, we allocated the purchase price to the fair value of the various intangible assets which we acquired as part of the transaction. In addition, we assigned useful lives to acquired intangible assets which are not deemed to have an indefinite life. Intangible assets are amortized on a straight line basis over their respective useful lives. The intangible assets recorded in connection with the acquisition of Sular are being amortized over periods ranging from five to twenty years with a weighted average amortization period of nineteen years. In light of our experience in 2002 in promoting Sular, we carefully evaluated the useful lives assigned to the intangible assets acquired in the Sular acquisition and whether or not any impairment of any such assets was indicated. Our best estimate is that the useful lives assigned to the Sular intangible assets remain appropriate. Our estimate of such useful lives is subject to significant risks and uncertainties. Among these risks and uncertainties is our ability to develop one or more new versions of the product, obtain approval from the FDA to market and sell such newly developed product and procure patent protection for that product before the expiration of the last to expire of the existing patents related to Sular in 2008. SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” states that an impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. As of September 30, 2005, the undiscounted future cash flows of Sular as estimated by us over the remaining useful life of the product exceed the carrying amount of the Sular asset and therefore the carrying amount is estimated to be recoverable. However, the amount recorded as intangible assets on First Horizon’s balance sheet for the Sular assets may be more or less than the fair value of such assets. Determining the fair value of the Sular intangible asset is inherently uncertain, and may be dependent in significant part on the success of our revised plans to promote Sular.

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

•       Inventory obsolescence.   Our products have shelf lives ranging from 18 to 48 months. We must estimate the amount of inventory recorded on our balance sheet that will not be sold prior to expiration. This estimate requires analysis of forecasted demand for our products, our promotional focus, amounts of our products currently held by our customers and the impact on our products of competing products. If we over or under estimate the amount of inventory that will not be sold prior to expiration, there may be a material impact to our financial statements.

Forward Looking Statements

This report contains forward-looking statements (in addition to historical facts) that are subject to risks and uncertainties that could cause actual results to materially differ from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation:

•       We may not attain expected revenues and earnings;

•       The 60 mg Altoprev product is currently experiencing manufacturing issues. If the issues cannot be resolved, our ability to acquire the product for sale and sampling will be adversely affected;

•       If we are unsuccessful in obtaining third party payor contracts for our products, we may experience reductions in sales levels and may fail to reach anticipated sales levels;

•       If demand for our products exceeds our initial expectations or the ability of our suppliers to provide demand-meeting quantities of product and samples, our future ability to sell these products could be adversely impacted;

•       The potential growth rate for our promoted products may be limited by slower growth for the class of drugs to which our promoted products belong and unfavorable clinical studies about such class of drugs;

•       Strong competition exists in the sale of our promoted products, which could adversely affect expected growth of our promoted products’ sales or increase our costs to sell our promoted products;

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

•       We may be unable to develop or market line extensions for our products including Sular, Triglide and Fortamet, or, even if developed, obtain patent protection for our line extensions. Further, introductions by us of line extensions of our existing products may require that we make unexpected changes in our estimates for future product returns and reserves for obsolete inventory. If these risks occur, our operating results would be adversely affected;

•       Our licensor/supplier can terminate our rights to commercialize Nitrolingual and the 60 dose size of this product has not yet met our expectation;

•       An adverse ruling by one of the taxing jurisdictions in which we operate could adversely impact our operating results;

•       A small number of customers account for a large portion of our sales and the loss of one of them, or changes in their purchasing patterns, could result in substantially reduced sales substantially and adversely impacting our financial results;

•       If third-party payors do not adequately reimburse patients for our products, doctors may not prescribe them;

•       We rely on operational data obtained from IMS, an industry accepted data source. IMS data may not accurately reflect actual prescriptions (for instance, we believe IMS data does not capture all product prescriptions from some non-retail channels);

•       An adverse judgment in the securities class action litigation in which we and certain current and former directors and executive officers are defendants could have a material adverse effect on our results of operations and liquidity;

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

The Company’s product names are trademarks, in some cases registered, of the Company.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks that arise in the ordinary course of business. A discussion of the Company’s primary market risk exposure is presented below.

Foreign Currency Exchange Risk

Our purchases of Nitrolingual from Pohl-Boskamp, our purchases of Triglide under our agreement with SkyePharma and our purchase of Sular from Bayer are made in Euros. Although we did not enter into any forward contracts in the third quarter of 2005, we may eliminate risks from foreign currency fluctuations after the time of shipment of product by entering into forward contracts for these purchases of inventory at the time of product shipments. The Company’s earnings and cash flows could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies.

Market Risk on Investments

The fair value of our investment portfolio would be negatively affected by an increase in interest rates. Since the majority of the Company’s investments are fixed rate interest-bearing securities and therefore subject to the market risk of loss in market value from an increase in rates or a change in the underlying risk of the issuers of the notes, the Company’s future earnings and cash flows could be affected adversely if the Company were to sell the securities prior to their maturity date. There were realized losses from the sale of investments for the three and nine months ended September 30, 2005 of $0.0 million and $0.7 million, respectively. At September 30, 2005, the Company had total net unrealized losses from marketable securities of $2.0 million.

Market Risk on Variable Rate Debt

In connection with borrowings incurred under the credit facility with LaSalle Bank, we could experience market risk with respect to changes in the general level of the interest rates and its effect upon our interest expense. Borrowings under this facility bear interest at variable rates. Because such rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, our present exposure to interest rate fluctuations is dependent on rate changes that may occur while borrowings under the senior secured credit facility are outstanding. In April 2005, the Company borrowed $20 million on the facility, but repaid the $20 million loan and on September 30, 2005 there was no debt outstanding under this facility.

Market Risk on Fixed Rate Debt

The Company’s long-term fixed interest rate senior subordinated contingent convertible notes are also subject to market risk. Fixed rate debt outstanding at September 30, 2005 was $150 million with an interest rate of 1.75%. All other things being equal, the fair market value of the Company’s fixed rate debt will increase as rates decline and will decrease as rates rise. The fixed rate notes outstanding totaling $150.0 million at September 30, 2005 had a fair value of $151.7 million based on quoted market rates.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the design and operation of First Horizon’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this report. Our Chief Executive Officer and President and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that as of the end of the period for which the report is being filed that (i) information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in First Horizon’s primary internal controls over financial reporting during the third fiscal quarter of 2005, that has materially affected, or is reasonably likely to materially affect First Horizon’s internal controls over financial reporting.

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

On September 29, 2004, the U.S. District Court for the Northern District of Georgia dismissed, without prejudice, the class action lawsuit. Although the class action lawsuit was dismissed, the court granted the plaintiffs the opportunity to amend their class action lawsuit provided that the plaintiffs pay all of the defendants’ fees and costs associated with filing the motions to dismiss the class action lawsuit. Plaintiffs did not file a second amended complaint as permitted, but instead filed a motion asking the District Court to reconsider its September 29, 2004 order and lift the condition that they must pay defendants’ fees and costs before further amendment. On June 22, 2005, the District Court denied plaintiffs’ motion and gave them another opportunity to amend if they pay defendants’ fees and costs. Once again, plaintiffs chose not to file a second amended complaint. Instead, plaintiffs filed an appeal to the United States Court of Appeals for the Eleventh Circuit. This appeal currently is pending.

As previously reported, the Company was recently involved in three litigated matters with Breckenridge Pharmaceutical, Inc. and Scientific Laboratories, Inc. All three matters have been settled on terms mutually agreeable to all parites, and all lawsuits have been dismissed.

The Company is also involved with other various routine legal proceedings incident to the ordinary course of business. None of these proceedings are expected to have a material adverse effect on the consolidated financial statements.

ITEM 2:               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 31, 2005, the Company issued 12,500 shares of restricted common stock to certain members of its Board of Directors. The shares vest equally over a 4 year period. Total compensation of $235,000 will be recognized ratably over the 4 year vesting period. As of September 30, 2005, deferred compensation related to the restricted stock totaled $215,000.

The following table presents the total number of shares repurchased during the first half of fiscal 2005 and the average price paid per share:

Fiscal Period	Plan		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
January 1, 2005 through February 28, 2005	N/A		—	—	—	$5,323,000
March 1, 2005 through March 31, 2005		(1)	127,169	$16.44	127,169	3,233,000
April 1, 2005 through June 30, 2005	N/A		—	—	—	3,233,000
July 1, 2005 through August 2, 2005	N/A		—	—	—	-0-
August 3, 2005 through September 30, 2005		(2)	—	—	—	20,000,000
Total Fiscal 2005 To Date			127,169		127,169

(1)          In July 2004, the Company’s Board of Directors authorized a $20.0 million share repurchase program. The new program, which authorized the repurchase of up to $5 million of common stock per quarter, became effective on August 3, 2004 and terminated and replaced the $10.0 million share buyback program then in effect. This share repurchase program expired on August 2, 2005.

(2)   In July 2005, the Board of Directors authorized a new $20 million repurchase program, effective August 3, 2005, having no per-period sublimits on repurchases.

ITEM 4:               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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
Date: October 28, 2005
	By:	/s/ PATRICK P. FOURTEAU
Patrick P. Fourteau
Chief Executive Officer and President (principal executive officer)
Date: October 28, 2005
	By:	/s/ DARRELL BORNE
Darrell Borne
Chief Financial Officer, Secretary and Treasurer (principal accounting and financial officer)