Form 10-K
period 2005-12-31
FIRST HORIZON PHARMACEUTICAL CORP
filed 2006-02-28
CIK 1106773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-30123

FIRST HORIZON PHARMACEUTICAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	58-2004779
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6195 Shiloh Road, Alpharetta, Georgia 30005

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (770) 442-9707

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange
on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Common shares of the registrant outstanding as of February 17, 2006 were 35,107,376. The aggregate market value, as of June 30, 2005, of such common shares held by non-affiliates of the registrant was approximately $517,740,000 based upon the last sales price reported that date on the Nasdaq Stock Market of $19.04 per share. (Aggregate market value estimated solely for the purposes of this report. For purposes of this calculation, all executive officers, directors and 10% stockholders are classified as affiliates.)

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission on or about April 28, 2006 relating to the 2006 Annual Meeting of Stockholders expected to be held on June 15, 2006 are incorporated into Part III of this Form 10-K.

ANNUAL REPORT OF FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

PART I

ITEM 1.   BUSINESS

Our Business

First Horizon Pharmaceutical Corporation, or the Company, is a specialty pharmaceutical company that markets, develops and sells brand name prescription products. Our key products focus on two therapeutic categories, Cardiology and Women’s Health. Our key marketed products include:

Cardiology	Women’s Health
Sular	Prenate Elite
Fortamet	OptiNate
Altoprev	Ponstel
Triglide
Nitrolingual

Our current operating plan focuses first on maximizing the sales of our existing product portfolio. We also plan to accelerate growth by launching line extensions to our current products and by acquiring or licensing approved products or late stage development products and other businesses. We plan to focus on products that complement our Cardiology and Women’s Health categories that will allow us to leverage our existing sales force infrastructure.

We currently market and sell 15 products, eight of which are actively promoted and accounted for approximately 89% of our total sales for the year ended December 31, 2005. We promote our products through our nationwide sales and marketing force in approximately 525 territories, targeting high-prescribing primary care physicians, endocrinologists, cardiologists, obstetricians and gynecologists.

We were incorporated in Delaware in July 1992 as the surviving corporation of a merger between Century Pharmaceutical Corporation and Horizon Pharmaceutical Corporation. Our principal office is located at 6195 Shiloh Road, Alpharetta, Georgia 30005 and our telephone number is (770) 442-9707. Our corporate internet address is www.fhrx.com. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a), 13(c), 14 or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We do not intend for the information contained on our website to be a part of this Annual Report.

Strategy

Beginning in 1999, we started acquiring and licensing products in order to transform ourselves from a small company with a primary focus on cough, cold and allergy products to a broader based specialty pharmaceutical company. These acquisitions provided us with a product portfolio and a base of revenue and cash flow that we continue to build upon.

In 2003, management, with the recommendation of the Board of Directors, formulated a new operating strategy. This new operating strategy led to the development of our current operating plan, which focuses on maximizing the sales of our product portfolio, including the addition of new products. We have been executing this plan in four phases by:

•       implementing a lower cost operating model and investing in systems and process improvements;

•       investing in sales force expansion to improve our reach and call frequency to high prescribing physicians;

•       managing the life cycle of our products; and

•       acquiring or licensing products and/or companies having products which complement our existing therapeutic specialty focus.

Our first step in maximizing the sales of our product portfolio was to implement a lower cost operating model and invest in systems and process improvements, which we commenced in July 2003. We implemented this strategy by cutting discretionary spending and streamlining the corporate office, reducing costs associated with our selling efforts, investing in systems and process improvements and entering into inventory management agreements with our largest wholesale customers.

Our second step in maximizing the sales of our product portfolio is to continue to expand our sales force in order to increase our reach to high prescribing physicians and to increase our call frequency. To maximize the effectiveness of our selling efforts, our sales force targets high-prescribing primary care physicians and select specialty physicians. Our sales force seeks to develop close relationships with these physicians and respond to their needs and their patients’ needs. Since 2004, we have expanded our sales force from approximately 360 to approximately 525 professionals nationwide. In January 2006, we created a separate Women’s Health specialty sales force consisting of approximately 75 sales professionals calling on OBGYN practioners and cardiologists, which are in addition to our approximately 450 primary sales force professionals.

Our third step in maximizing the sales of our products is to manage the lifecycle of our existing products. We have dedicated professionals whose goal is to maximize the potential of our brands. Part of our marketing team’s directive is to develop ideas for line extensions that will extend the lifecycle of our key products.

Our fourth step in maximizing the sales of our products is to expand our product offerings and to accelerate our growth through acquiring or licensing approved products or late stage development products and by acquiring companies having such products. We are focusing on products that complement our Cardiology and Women’s Health categories and that can be successfully distributed through our sales territory infrastructure.

As part of our strategy, in 2004, we entered into an agreement with SkyePharma PLC granting us an exclusive license in the United States for a term of 15 years to market and distribute a fenofibrate based product, subsequently labeled Triglide. We launched this product in July 2005. Additionally, in March 2005 we licensed and purchased certain rights to the type 2 diabetes prescription medication Fortamet and the cholesterol medication Altoprev from Andrx Laboratories. Also in March 2005, we launched OptiNate, the latest addition to the Prenate line. We have actively begun marketing these products as well.

There is no assurance that we will successfully implement our current operating plan or that we will be able to acquire or license additional products on favorable terms or at all.

Products

Most of our products treat recurring or chronic conditions or disorders which involve repeated use over an extended period of time. Our current key products include:

Product	Year of Our Introduction	Product Use
Sular (nisoldipine) Tablets	2002	Hypertension
Fortamet (metformin HCl) Tablets	2005	Adjunct to diet and exercise in lowering blood glucose in Type 2 Diabetes patients
Altoprev (lovastatin extended release) Tablets	2005	Cholesterol reduction and coronary heart disease
Triglide (fenofibrate) Tablets	2005	Primary hypercholesterolemia and mixed dyslipidemia
Nitrolingual Pumpspray (nitroglycerin sublingual spray)	2000	Acute relief of an attack or prophylaxis of angina pectoris due to coronary artery disease
Prenate Elite	2004(1)	Prenatal vitamin
OptiNate	2005(1)	Prenatal vitamin
Ponstel Capsules (mefenamic acid)	2000	Primary dysmenorrhea in patients ≥ 14 years of age

(1)          The Prenate line was introduced in 2001. Prenate Elite and OptiNate are line extensions of the original Prenate product.

Sular

In March 2002, we acquired exclusive U.S. rights to distribute and sell the antihypertensive prescription medication Sular from AstraZeneca and Bayer Healthcare for a period of 10 years. We also entered into a long-term manufacturing, supply and distribution agreement with Sular’s manufacturer, Bayer. Sular is a once-a-day treatment for hypertension that competes in the market for antihypertensive prescription medications.

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

Fortamet and Altoprev

In March 2005 we licensed and purchased certain rights to the type 2 diabetes prescription medication Fortamet and the cholesterol lowering medication Altoprev from Andrx Laboratories. As part of the transaction, we acquired the worldwide rights to sell Fortamet and Altoprev. We also entered into a long-term manufacturing and supply agreement with Andrx Laboratories for the manufacture and supply of Fortamet and Altoprev.

Fortamet is a patented, once-a-day extended-release tablet used in the management of type 2 diabetes. It contains metformin HCl, which is an oral anti-hyperglycemic drug that has the effect of lowering blood glucose. We believe that Fortamet is advantageous in the market because it is the only 1000mg once-a-day extended release metformin. Like all metformins, Fortamet has a blackbox warning (a warning designed to advise people of potential serious risks) associated with lactic acidosis.

Altoprev is a patented once-a-day treatment for high cholesterol. It consists of a lovastatin extended-release tablet containing a cholesterol lowering agent isolated from a strain of Aspergillus Terreus. We believe that Altoprev is advantageous in the market because it offers once-a day administration in multiple starting doses (20mg, 40mg or 60mg). Moreover, Altoprev’s  extended release delivery system allows lower peak levels of lovastatin acid plasma concentrations.

Triglide

We obtained exclusive U.S. marketing rights in 2004 to a novel fenofibrate formulation that employs one of SkyePharma’s proprietary solubilization technologies, which we labeled Triglide. In May 2005, we announced that the U.S. Food and Drug Administration had approved Triglide, as an oral treatment for lipid disorders such as elevated triglycerides. Triglide is being manufactured and supplied by SkyePharma. Triglide is a fenofibrate manufactured using  IDD-P technology.

Nitrolingual

In February 2000, we began marketing Nitrolingual, a product for which we acquired exclusive distribution rights in the U.S. from Pohl-Boskamp. In October 2004, the distribution agreement was renewed and was then amended in 2005. The amended agreement expires January 31, 2010 and may be renewed thereafter for subsequent two-year renewal periods.

Nitrolingual is an oral spray of nitroglycerin used for the acute relief or prevention of chest pain associated with angina pectoris that results from coronary artery disease. Pohl-Boskamp holds a patent that expires in 2010 on the formulation of Nitrolingual that we license on an exclusive basis. The primary competitor to Nitrolingual is nitroglycerin, which is generally prescribed in tablet form. Unlike nitroglycerin tablets, which begin to lose their potency immediately upon opening the bottle, Nitrolingual maintains its potency for two years from date of manufacture. Each metered dose of Nitrolingual provides consistent delivery of nitroglycerin. Also, Nitrolingual has advantages over nitroglycerin tablets pertaining to storage and handling.

During the second quarter of 2003, we launched a 60-dose application bottle of Nitrolingual. The 60-dose bottle is smaller and more convenient to carry for some patients than our 200-dose bottle. We believe that the 60-dose bottle benefits patients who have mild angina and whose episodes are occasional. We believe the smaller bottle is an advantageous companion product to the 200-dose bottle.

Prenate Elite and OptiNate

Prescription prenatal vitamins are generally recommended before, during and after pregnancy so that the mother and the fetus receive adequate amounts of essential vitamins and minerals. In recent years, our Prenate line has been a market leader for prescription prenatal vitamins based upon total prescriptions written in the U.S.

In April 2004 we launched Prenate Elite, an extension of our Prenate line. Prenate Elite is a prescription multivitamin/multimineral nutritional supplement indicated for use in improving the nutritional status of women throughout pregnancy and in the postnatal period. It contains 16 key vitamins and minerals, together with a single milligram of folate in a combination of folic acid and Metafolin® . Folic acid, a water-soluble B vitamin, has been shown to help prevent serious birth defects in babies.

We introduced OptiNate in March, 2005 as a line extension to our Prenate line. OptiNate is a prescription multivitamin/multimineral nutritional supplement indicated for use in improving the nutritional status of women throughout pregnancy and in the postnatal period. It contains 16 key vitamins and minerals, together with a single milligram of folate in a combination of folic acid and Metafolin® . Omega-3 fatty acids such as those found in OptiNate can be especially beneficial to a baby’s brain and eye development. We believe OptiNate has an advantage in the market because its omega-3 fatty acid capsule is a prescription prenatal vitamin with an all-natural vegetarian sourced capsule.

Ponstel

In April 2000, we acquired exclusive U.S. rights to market, distribute and sell Ponstel from Pfizer, formerly Warner-Lambert Company. Ponstel is used for the relief of mild to moderate pain for patients 14 years of age and older if therapy will be for less than one week and for primary dysmenorrhea, which is pain associated with menstruation. One class of frequently prescribed pain relievers is nonsteroidal anti-inflammatory drugs, or NSAIDs. Ponstel is a well known NSAID for treating dysmenorrhea and we believe that its advantages are its non-addictive qualities, low stomach-related side effects and efficacy. Like all NSAIDs, Ponstel has a blackbox warning associated with cardiovascular thrombotic events, myocardial infarction, and stroke.

Other Products

In December 2001, we acquired U.S. rights to Furadantin from Dura Pharmaceuticals, an affiliate of Elan Pharmaceuticals. Furadantin is indicated for the treatment of urinary tract infections and is prescribed primarily by pediatricians. Furadantin is a product well-suited for children because it is formulated in liquid suspension form and has a fruit-flavored taste. Furadantin contains nitrofurantoin, which has little bacterial resistance.

In June 2000, we acquired worldwide rights to market, distribute and sell Cognex from Pfizer, as well as rights to a new unapproved controlled release version of Cognex called Cognex CR. Cognex is indicated for the treatment of mild to moderate dementia associated with Alzheimer’s disease. Alzheimer’s disease is a progressive, degenerative disease that attacks the brain and results in impaired memory, cognition and behavior.

In January 1999, we acquired exclusive U.S. rights to Robinul and Robinul Forte, which is a higher-strength dosage of Robinul, from Wyeth. Both Robinul and Robinul Forte belong to a class of drugs known as anticholinergics that reduce the motion of the gastrointestinal tract and decrease stomach secretions. The FDA has approved both products for use as a therapy in conjunction with other therapeutics in the treatment of peptic ulcers. In the first quarter of 2005, in an effort to combat generic competition, we engaged a distributor that launched a generic version of our Robinul and Robinul Forte brands into the marketplace and we ceased actively promoting the Robinul line.

Our Tanafed line is comprised of liquid cold and allergy products, which consist of Tanafed DP and Tanafed DMX. Tanafed DP is a cold and allergy suspension for children that is dosed twice a day and Tanafed DMX offers the same benefits and contains a cough suppressant. In 2004 and 2005 Tanafed DP and Tanafed DMX were knocked-off and as a result, we have ceased actively promoting the Tanafed line.

We sell Zoto-HC ear drops for the treatment of swimmer’s ear infections and Zebutal capsules for the treatment of tension headaches.

Our other products for the treatment of cough, cold and allergy were Mescolor tablets and Protuss Liquid (including Protuss D). These products were discontinued as of December 31, 2004.

Regulatory Classification

Sular, Furadantin, Cognex, Ponstel, Triglide, Altoprev, Fortamet, Nitrolingual, Robinul and Robinul Forte have  FDA approved New Drug Applications (NDAs). The FDA also approved an abbreviated NDA for Zebutal. Prenate Elite and OptiNate, prescription vitamins, Tanafed DP, Tanafed DMX and Zoto-HC do not have approved NDAs.

Research and Development

Our research and development efforts are currently focused primarily on developing line extensions to our current products. Research and development expenses consist primarily of costs incurred to develop formulations, engage contract research organizations to conduct clinical studies, test products under development and engage medical and regulatory consultants. We expense all research and development costs as incurred. Research and development costs were $2.1 million, $1.5 million and $4.1 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Research and development expense increased $2.6 million to $4.1 million for the year ended December 31, 2005, compared to $1.5 million for the year ended December 31, 2004. This increase is primarily related to greater activity in lifecycle management initiatives for our products. From 2002 through 2005, research and development expenses also included the development of branded products. Historically, research and development expenses for branded product activities included, among other things, costs related to personnel, overhead, professional services, filing fees and raw materials, but primarily included the cost of laboratory services, clinical investigators and clinical research organizations that were responsible for conducting the clinical trials required to support a product application with the FDA and preparing NDAs. Research and development expenses are periodically evaluated to take into consideration, among other things, our level of profitability and cash flows.

Sales and Marketing

To maximize the effectiveness of our selling efforts, our sales force targets high-prescribing primary care physicians and select specialty physicians. Our sales force seeks to develop close relationships with these physicians and respond to their needs and their patients’ needs. Since 2004, we have expanded our sales and marketing force from approximately 360 to approximately 525 professionals nationwide. In January 2006, we created a separate specialty sales force consisting of approximately 75 sales professionals calling on OBGYN practioners and cardiologists, which are in addition to our approximately 450 primary care sales force professionals.

We sell our products to pharmaceutical wholesalers (who in turn distribute to pharmacies), chain drug stores, other retail merchandisers and, on a limited basis, directly to pharmacies. For the years ended December 31, 2003, 2004 and 2005, sales to our top three pharmaceutical wholesalers accounted for approximately 69%, 78% and 63% respectively, of all of our sales. The following wholesalers each accounted for 10% or more of all of our sales for the years ended December 31, 2003, 2004 and  2005: McKesson Corporation (29%, 31% and 30%, respectively), Cardinal Health, Inc. (22%, 25% and 23%, respectively), and AmerisourceBergen Corporation (18%, 22% and 10% respectively).

The Company has two main types of arrangements with wholesalers of its products: (a) ordinary course arrangements with health benefit providers, such as managed care contractors and pharmacy benefit managers (“Standard Arrangements”), and (b) agreements with three drug wholesale companies—Inventory Management Agreements (“IMAs”). The Standard Arrangements are ordinary course and are not material in size or nature. Pursuant to those arrangements, the Company provides discounts to various health benefit providers nationwide for purchases of the Company’s products, although such providers have no obligation to order any products at any time and the Company is under no obligation to offer or provide the discounts. The Company has utilized such Standard Arrangements for several years and expects to continue to do so in the future. The Company’s three IMAs were entered into in 2003 with three national drug wholesale companies—McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation. Pursuant to our IMAs, we provide purchase price discounts for purchases of our products in order to provide incentives for such companies to stabilize and manage their inventory levels, which in turn allows us to better stabilize and control our inventory pipeline. Each IMA may be terminated by either party upon 60 days prior written notice.

In December 2004, we entered into a Distribution and Inventory Management Services Agreement with Cardinal Health continuing our existing relationship with Cardinal Health. Under the agreement, Cardinal Health, among other things, provides us with certain distribution and inventory management services, including accounts receivable management, customer service support, consolidated deliveries to providers, and contract and chargeback administration. This agreement calls for Cardinal Health to maintain the inventory levels specified in the agreement. In order to minimize product shortages and maximize product availability, Cardinal Health agreed to institute an automated balancing system on our products and optimize ordering during backorder situations or limited product availability. We have the right to cancel any order exceeding certain levels of products sold. The agreement also provides that Cardinal Health prepares and provides to the Company, inventory and sales reports detailing the status and movement of our products in Cardinal Health’s inventory, monitors customer order patterns, provides events management services, and provides support for new product launches. In January 2006, we amended our agreement with Cardinal. The amended agreement enables us to take advantage of a centralized purchasing location. Under the amended agreement, certain of Cardinal’s purchasing and inventory requirements were revised as was Cardinal’s rights to make limited purchases of our products at prices in effect prior to any announced price increases.

In December 2004, we entered into an amendment to our Inventory Management Agreement with McKesson Corporation. Among other terms and conditions, the amendment provides that McKesson maintain specified inventory levels. The amendment also provides that McKesson prepare, and provide to us, inventory reports detailing the status and movement of our products in McKesson’s inventory. The amendment acknowledges that the agreement by McKesson to provide the reports and to maintain certain inventory levels is in consideration for providing McKesson with economic relief from price increases instituted by the Company. Except as modified by the amendment, the terms and conditions, including any contractual obligations to provide services, of the agreement underlying and amended by the amendment remain in full force and effect. In December 2005, we further amended our Inventory Management Agreement with McKesson. The amended agreement enables us to take advantage of a centralized purchasing location. Under the amended agreement, certain of McKesson’s purchasing and inventory requirements were revised as was McKesson’s rights to make limited purchases of the Company’s products at prices in effect prior to any announced price increases.

We have a group of sales professionals that focuses exclusively on building relationships and contracting with managed-care organizations that can be leveraged across markets. We continue to strengthen this group to gain access to formularies and develop long-term working relationships with managed care organizations.

The percentage of total sales contributed by product lines for the prior three years is as set forth below.

	For the Year Ended December 31,(1)
	2005	2004	2003
Cardiovascular	67%	50%	46%
Women’s Health	22%	15%	18%
Non Promoted	11%	35%	36%

(1)          Percentages for the years ended December 31, 2004 and 2003 are based on our 2005 promoted products.

Seasonality

Although our business is generally non-seasonal, sales of certain products, such as cough and cold products, increase between October and March due to the cold and flu season. We expect the impact of seasonality to continue to decrease as we acquire or obtain licenses for products that treat chronic conditions. However, we anticipate that the seasonality may continue to affect sales of certain existing products for the foreseeable future. Sales of our cough and cold products for the years ended December 31, 2003, 2004 and 2005 accounted for 19%, 11% and 2% of our total sales, respectively.

Third-Party Agreements

Sular

In March 2002, we acquired exclusive U.S. rights to distribute and sell Sular from AstraZeneca PLC and Bayer Health. We paid $184.3 million in cash, including $0.6 million in acquisition costs, plus the assumption of liabilities of $1.9 million related to the return of product shipped prior to the acquisition date. In December 2002, we increased our estimates for assumed liabilities by $0.7 million. Under the asset purchase agreement, we acquired the regulatory approval to sell Sular in the U.S., current inventory, licensing rights to certain intellectual property, marketing materials for the promotion, advertising and marketing of Sular in the U.S., study materials relating to clinical studies of Sular, and certain of AstraZeneca’s contracts relating to the marketing, sale and distribution of Sular. We were required to pay AstraZeneca up to an additional $20.0 million upon achievement of certain sales milestones through February 2005. As of December 31, 2004, we calculated that we owed AstraZeneca $5.0 million for reaching these milestones which we paid in March 2005. We do not owe nor did we make any other milestone payments in 2005.

In March 2002, we also entered into a ten-year agreement with Bayer, which appoints us as the exclusive party to sell and distribute Sular in the U.S., provides us with the rights to sell Sular under certain patents and other technical information owned by Bayer, assigns us the Sular trademark, and provides for the manufacture and supply of Sular to us. We pay Bayer for the manufacture and supply of Sular on a unit basis. The unit price to us for Sular may adjust based upon changes in the net revenue per unit that we recognize in the sale of Sular. We must also pay Bayer an additional $10.0 million upon the achievement of a certain sales milestone for Sular if a sales threshold is achieved during the ten year term of the agreement. In December 2005, we amended our agreement with Bayer. The amended agreement modified the applicable milestones and increased protection from foreign exchange rate fluctuations. In January 2006, we owed $5.0 million to Bayer under the amended agreement. This payment was made in January 2006. Under the amended agreement, we must purchase minimum quantities of Sular from Bayer through March 2007 and we must obtain the consent of Bayer prior to selling another product containing the active ingredient in Sular.

Subject to obtaining the consent of Bayer prior to conducting clinical trials for new cardiovascular indications for Sular and in the event that we receive an NDA approval for these new uses, we may deduct a percentage of the costs incurred to obtain such approval, up to a certain amount, from our payments to Bayer under the amended agreement for five years following such approval. Bayer will have access to any data that we obtain pursuant to such trials and we will grant Bayer a royalty-free license to use such data outside of the U.S.

Fortamet and Altoprev

In March 2005, we licensed and purchased certain rights to the type 2 diabetes prescription medication Fortamet and the cholesterol medication Altoprev from Andrx Laboratories. We paid $50.0 million for Fortamet at closing and have paid $35.0 million for Altoprev, a portion of which is subject to Andrx’s continuing ability to satisfy certain manufacturing service levels. We (i) purchased the Fortamet and Altoprev trademarks, worldwide marketing rights to Fortamet and Altoprev, certain Fortamet inventory, and marketing materials for the promotion, advertising and marketing of Fortamet and Altoprev, (ii) assumed certain of Andrx’s contracts relating to the sale of Fortamet and Altoprev and

(iii) will pay Andrx a percentage of the net revenues associated with Fortamet and Altoprev on an ongoing basis. We also entered into an exclusive license agreement for the regulatory approvals to sell Fortamet and Altoprev in the United States.

We also entered into a long-term manufacturing and supply agreement appointing Andrx as manufacturer of Fortamet and Altoprev. The terms of the agreement require us to pay Andrx for the manufacture of Fortamet and Altoprev on a per unit basis for a ten year term, subject to Andrx’s ability to terminate as of the conclusion of the seventh year. The unit price may adjust based on changes in the cost of the active pharmaceutical ingredients as well as changes in an annual inflationary index.

Triglide

In May 2004, we entered into an agreement with SkyePharma PLC granting us the exclusive license for a term of at least 15 years to market and distribute a fenofibrate product in the U.S. that was approved by the FDA in May 2005. We have since commenced marketing and distribution of this product, labeled Triglide. We have also obtained the right of first refusal to negotiate a license to develop and commercialize a future cardiovascular product utilizing the SkyePharma delivery technology. We paid $20.0 million to SkyePharma for these rights. We utilize our sales force to market the product and pay SkyePharma 25% of the product’s net sales which includes cost of goods sold. Further, SkyePharma was obligated to contribute $2.5 million toward our sales and marketing efforts and provided us with free product samples for the year ended December 31, 2005, and was required to provide up to an additional $2.5 million in 2006. Over the term of the agreement, upon our achievement of certain sales levels, SkyePharma can receive up to $30.0 million in additional milestone payments.

In February 2005, we amended the agreement with SkyePharma. This amendment provided for SkyePharma to deliver the fenofibrate product so that we could launch the product in the third quarter of 2005. To provide additional assistance with our launch of the product, SkyePharma agreed to provide additional marketing support. In January 2006, we further amended our agreement with SkyePharma. In this amended agreement, SkyePharma increased its contribution toward our sales and marketing efforts from $5.0 million to $11.3 million and the parties further defined their obligations with respect to the payment for samples.

Nitrolingual

In July 1999, we acquired exclusive U.S. rights to distribute, market and sell Nitrolingual from Pohl-Boskamp beginning in February 2000. This agreement was amended, effective July 2005. The amended agreement expires January 31, 2010 but may be renewed for additional two year periods. We must also pay a royalty on net sales of the product. Also, Pohl-Boskamp can terminate our distribution agreement for Nitrolingual if a company with a product competitive with Nitrolingual acquires direct or indirect influence or control over us. Our agreement with Pohl-Boskamp prohibits us from selling other products which are indicated for the relief of angina pectoris.

Prenate Line

In August 2001, we purchased the Prenate line of prescription prenatal vitamins from Sanofi-Synthelabo. We acquired all of Sanofi-Synthelabo’s regulatory permits and licenses and contract rights related to Prenate. The purchase price for the acquired assets was $52.5 million in cash plus the assumption of certain liabilities and payment for product inventory, subject to post-closing adjustments.

We also assumed Sanofi-Synthelabo’s Prenate-related contracts, including a contract with Patheon, Inc., to manufacture Prenate Advance tablets and the core tablets for Prenate GT, and a contract with Banner Pharmacaps to manufacture Prenate GT using its patented manufacturing process to create gelatin-enrobed tablets. Banner Pharmacaps had agreed not to use this manufacturing process to make any other prenatal vitamins. Under the terms of the supply agreement with Banner Pharmacaps, as amended, we paid Banner Pharmacaps a royalty on net sales. The agreement with Banner was terminated in December 2004 as the Company discontinued Prenate GT and Prenate Advance.

The manufacturing agreement with Patheon, Inc. was initially entered into with Sanofi-Synthelabo, Inc. in October 1999 and had a term of five years. We finalized a new manufacturing agreement with Patheon for Prenate Elite in 2005, which expires in January 2009. OptiNate is presently manufactured by Patheon and other third-parties.

Ponstel

In April 2000, we acquired exclusive rights to market, distribute and sell Ponstel in the U.S. from Pfizer. In December 2000, we signed an agreement with Westward Pharmaceuticals to manufacture Ponstel. Westward began supplying the product to us in the second quarter of 2003. This agreement was renewed for an additional one-year term in 2005 and expires in April 2006.

We must purchase all of our requirements for Ponstel from Westward and are subject to minimum purchase requirements. We must pay Westward a price for Ponstel based on a multiple of Westward’s direct cost of goods sold in the manufacture and supply of the product. In addition, we must pay Westward milestone payments, as long as no generics have been introduced, upon certain anniversary dates of FDA approval of the manufacture of Ponstel by Westward.

Other Products

Furadantin.   In December 2001, we acquired the U.S. rights to Furadantin from Elan Pharmaceutical. The purchase price for the acquired assets was approximately $15.8 million in cash. Under the agreement, we acquired the assets relating to Furadantin, including the NDA, trademark and related inventory.

In December 2001, we also entered into a supply agreement with Elan to manufacture and supply Furadantin to us through May 2003. In August 2002, we entered into a manufacturing agreement with OSG Norwich Pharmaceuticals to manufacture Furadantin for us. OSG became qualified to manufacture the product in November 2003. Beginning January 2004, we were required to purchase a minimum amount of inventory annually from OSG Norwich Pharmaceutical. This agreement expires in August 2007 and may be extended for an additional two-year term.

In May 2003, we entered into a supply agreement with Vinchem, Inc. to supply us the active ingredient in Furadantin. This agreement expires May 2010, and is renewable for successive one-year terms. Generally, our other products are manufactured under manufacturing and supply agreements which require that we purchase all of our requirements for these products from the manufacturers which are a party to these agreements, including specified minimum purchase quantities of the product for each year. Except for agreements regarding our Zoto-HC products, these agreements generally state that the product supplier will provide products only to us.

Cognex.   In June 2000, we acquired worldwide rights to market, distribute and sell Cognex as well as rights to a new unapproved version of Cognex called Cognex CR from Pfizer. We paid $3.5 million in cash for Cognex. We must pay Pfizer up to $1.5 million in additional purchase price if we obtain FDA approval to market Cognex CR in the U.S. At this time, we are preliminarily exploring opportunities to develop and seek FDA approval to market Cognex CR. In the event that we voluntarily stop selling Cognex for 60 days or more, other than for reasons outside our control, the Federal Trade Commission may order that Cognex revert back to Pfizer and be divested to another purchaser. Westward Pharmaceuticals supplies Cognex. This agreement expires March 2008, but may be renewed for an additional two-year term. We are seeking a new supplier to supply us with the active ingredient in Cognex. Based on our current sales projections, we believe that we have adequate supplies of the active ingredient in Cognex for the foreseeable future. However, if sales exceed our current projections or if we are unable to locate a new supplier of the active ingredient in Cognex, our ability to sell Cognex would be limited and our net income would be reduced.

Robinul and Robinul Forte.   In January 1999, we acquired exclusive rights in the U.S. to Robinul and Robinul Forte tablets from Wyeth. We must pay royalties on net sales under our license agreement with Wyeth. We entered into agreements with Mikart, dated April 23, 1999 and January 21, 2001, for Mikart to become qualified under applicable regulations to manufacture and supply our requirements for Robinul. Mikart was approved by the FDA to manufacture Robinul on December 3, 2001 and began supplying the Robinul products to us in December 2001. Under these agreements, Mikart will manufacture the products for five years from the time Mikart became a qualified manufacturer plus renewal terms of one year until either party elects not to renew. The agreement with Mikart requires that we purchase certain designated minimum quantities.

In January 2002, we entered into a license agreement with Wyeth-Ayerst Canada Inc. and Whitehall-Robins Inc. under which we acquired rights to manufacture, have manufactured for us, market and sell Robinul and Robinul Forte in Canada. If we begin to sell Robinul in Canada, we will pay Wyeth-Ayerst Canada a royalty on net sales of Robinul in Canada.

Tanafed DP and Tanafed DMX.   Prior to the fourth quarter of 2001, we had marketed Tanafed Suspension, a liquid cold and allergy product, to pediatricians. In January 2002, we launched Tanafed DM, a line extension to Tanafed Suspension, that contains a cough suppressant. During the second quarter of 2002, we experienced significant erosion of sales of Tanafed Suspension and Tanafed DM due to increased substitution of knock-off products by pharmacies. In response, we launched Tanafed DP and Tanafed DMX, two line extensions to Tanafed Suspension and Tanafed DM, and we ceased selling Tanafed Suspension and Tanafed DM in the fourth quarter of 2002.

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

In June 2002, we entered into an agreement with Jame Fine Chemicals, Inc. for a 10 year exclusive license to make, have made, use, distribute, market, promote, advertise and sell pharmaceutical formulations containing the ingredients dextromethorphan tannate and dexchlorpheniramine tannate. Tanafed DP and Tanafed DMX products contain dexchlorpheniramine tannate and Tanafed DMX contains dextromethorphan tannate. The agreement became effective upon the first sale of product containing the ingredients, which occurred in August 2002. We paid a license fee of $0.5 million in cash in connection with the first sale. We paid a maximum royalty of $2.5 million in installments through March 2005. As of December 31, 2005, $0.3 million of this royalty is refundable to us. A nonrefundable royalty commenced in January 2005. As a result of the entry of knock-offs into the marketplace, as of December 31, 2005, we ceased actively promoting the Tanafed line.

Products Under Development

We seek to maximize the value of drugs by developing new patentable formulations, using new delivery methods and seeking regulatory approval for new indications. Through the use of these distinct formulations and patent-protected delivery systems, we plan to create a marketing advantage over competing drugs. Some of these development projects include line extensions which allow us to extend the life cycles of our products. We expect the strength of extensive literature-based clinical data on the active ingredients in our products under development, current acceptance and usage of the active ingredients in these products by healthcare professionals and the safety profile of the active ingredients in approved products will reduce development costs and risks associated with FDA approval. Although we have increased our development infrastructure, we typically contract with third parties to formulate, develop and manufacture materials needed for clinical trials and to perform scale-up work. We select third-party contractors that we believe have the capability to commercially manufacture the products. By selecting qualified third parties capable of both developing formulations and providing full-scale manufacturing services, we believe we will be able to shorten development and scale-up times necessary for production. The key advantage to this approach is that the third-party contractor will have the equipment, operational parameters and validated testing procedures already in place for the commercial manufacture of our products.

Manufacturers and Single Source Suppliers

We use third-party manufacturers for the production of our products for development and commercial purposes. Given the general under-utilization of resources, the availability of excess capacity for manufacturing in the marketplace and the lower cost of outsourcing, we intend to continue to outsource our manufacturing for the near term. Some of our products are currently available only from sole or limited suppliers. These third-party manufactured products include products that have historically accounted for a significant portion of our revenues.

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

Under some of our agreements, the manufacturers or other third parties own rights to the products that we have under our marketing licenses. We have not entered into agreements for alternative manufacturing sources for any of our products. Further, under some of our agreements, we are required to purchase a minimum amount of raw materials and/or order a minimum amount of manufactured products. Generally, we must pay a shortfall penalty if we do not meet our minimum requirements.

Trademarks

Because of the large number of products on the market which compete with our products, we believe that our product brand names are an important factor in establishing product recognition. We have registered First Horizon Pharmaceutical as a trademark in the U.S.

Our products are sold under a variety of brands for which we own U.S. registered trademarks, including Sular (and an associated design), Fortamet, Altoprev, Prenate, Ponstel, Furadantin (and an associated design), Zoto-HC (and an associated design) and Zebutal. We own the U.S. rights to the

Cognex trademark and its international counterparts. We also have filed U.S. trademark applications for the trademarks Triglide (and an associated design), DHA250 (and an associated design), OptiNate and Prenate Elite (and an associated design). Further, we have been licensed rights to use the trademarks Nitrolingual and Robinul from Pohl-Boskamp and Wyeth, respectively. Maintenance of our trademarks requires that we enforce our rights by preventing infringement by third parties, and we may not have the resources to stop others from infringing our trademarks.

Patents

We consider the protection afforded by patents important to our business. We intend to seek patent protection in the U.S. and selected foreign countries where deemed appropriate for products we develop. There can be no assurances that any patents will result from our patent applications, that any patents that may be issued will protect our intellectual property or products or that any issued patents will not be challenged by third parties. In addition, if we do not avoid infringement of the intellectual property rights of others, we may have to seek a license to sell our products, defend an infringement action or challenge the validity of the intellectual property in court, all of which could be expensive and time consuming.

In certain cases, a third party owns rights to the products that we have under our marketing licenses. For example, our supplier of Sular has a patent on the composition of its coat core tablet. This patent may provide us with a competitive advantage because the patent creates a barrier to entry to other companies that might otherwise seek to develop similar products.

Sular

Pursuant to our distributorship agreement with Bayer, we are afforded patent protection arising from Bayer’s patent covering the composition of Sular’s coat core tablet. This patent expires in 2008. The expiration of this Bayer patent could result in the introduction of additional competition, which could cause a material decline in the sale and price of Sular. In 2002, we filed three patent applications relating to Sular’s active ingredient and its uses. We have abandoned two of these applications. The remaining patent application is still pending.

Fortamet and Altoprev

Pursuant to a license agreement with Andrx entered into in March 2005, we have an exclusive worldwide license to the patent rights associated with Fortamet and Altoprev in the United States.

Triglide

Pursuant to our 2004 agreement with SkyePharma, we have an exclusive license to the patent rights associated with Triglide in the United States.

Nitrolingual

By virtue of our distribution agreement with Pohl-Boskamp for Nitrolingual, we are afforded patent protection arising from Pohl-Boskamp’s 1993 U.S. patent relating to the product. This patent expires in 2010.

Prenate and OptiNate

Pursuant to an agreement with our Metafolin® supplier, we have licensed certain patent rights associated with reduced folates. Two of such patents expire in 2017 and the third expires in 2018.

Other Products

Cognex.   We own certain patent rights relating to the use of an active ingredient in Cognex to treat conditions associated with Alzheimer’s disease. The U.S. patents expire from 2008 through 2013.

Robinul and Robinul Forte.   In 2003 we filed a patent application relating to glycopyrrolate, which is the active ingredient in Robinul and Robinul Forte. This patent application remains pending.

Tanafed DP and Tanafed DMX.   On January 21, 2003, we were issued a patent covering compositions for Tanafed DP and Tanafed DMX. This patent expires in 2021. In June 2004, we filed another patent application covering additional compositions for Tanafed DP and Tanafed DMX. This application is still pending. On September 14, 2004, we were issued a patent covering additional tannate technologies. This patent expires in 2021.

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

Competing in the branded product business requires us to identify and quickly bring to market new products embodying technological innovations. Successful marketing of branded products depends primarily on the ability to communicate the efficacy, safety and value to healthcare professionals in private practice, group practices and managed care organizations. We anticipate that our branded product offerings will support our existing lines of therapeutic focus. Based upon business conditions and other factors, we regularly reexamine our business strategies and may from time to time reallocate our resources from one therapeutic area to another, withdraw from a therapeutic area or add an additional therapeutic area in order to maximize our overall growth opportunities.

Some of our products compete with one or more products marketed by very large pharmaceutical companies which have much greater financial resources for marketing, selling and developing their products. Our competitors in branded products include but are not limited to the major brand name manufacturers of pharmaceuticals such as Pfizer, Inc., Merck & Co., Inc., Abbott Laboratories, Inc., KV Pharmaceuticals Co., AstraZeneca PLC and Teva Pharmaceuticals Inc Ltd. Based on total assets, annual revenues and market capitalization, we are considerably smaller than these and other national competitors in the branded product area. These competitors, as well as others, have been in business for a longer period of time, have a greater number of products on the market and have greater financial and other resources than we do. If we directly compete with them for the same markets and/or products, their financial and market strength could prevent us from capturing a meaningful share of those markets.

We also compete with other pharmaceutical companies for product line acquisitions as well as for new products and acquisitions of other companies. These competitors include Forest Laboratories, Inc., Medicis Pharmaceutical Corporation, Watson Pharmaceuticals, Inc., King Pharmaceuticals, Inc., Shire Pharmaceuticals Group plc, Biovail Corporation, Barr Pharmaceuticals, Inc., Solvay Pharmaceuticals, Inc., Reliant Pharmaceutical, LLC,  Kos Pharmaceuticals, Inc. and other companies that acquire branded products from other pharmaceutical companies. These companies may have greater resources and abilities than we have.

Government Regulation

According to the Federal Food, Drug, and Cosmetic Act (“FDC Act”), new drugs are subject to pre-market approval by the FDA. Applicable federal law will govern the development of new products, indications and/or line extensions; some of which may require the submission of an NDA or a supplemental NDA (“sNDA”) (or an abbreviated NDA (“ANDA”) if applicable), and approval by the FDA.

The steps required for approval of an NDA or sNDA may include:

•       extensive pre-clinical toxicology and pharmacology studies,

•       submission to the FDA of an investigational new drug application (“IND”), which must become effective before human clinical trials can be commenced,

•       a series of preliminary clinical studies to demonstrate safety (Phase I) and optimal dosing and pharmacologic effects (Phase II),

•       adequate and well-controlled human clinical trials (Phase III) to establish the safety and effectiveness of the product,

•       submission of an NDA or an sNDA to the FDA (typically six to eighteen month internal FDA review cycle),

•       presentation of the NDA data to an FDA Advisory Panel for its recommendation, and

•       FDA approval of the NDA or sNDA prior to any commercial sale or shipment of the product.

Pre-clinical studies generally include laboratory evaluation of product chemistry and formulation, as well as toxicological and pharmacological animal studies, to assess quality and safety and provide a basis for design of the human clinical trials. An applicant submits the results of the pre-clinical studies with chemistry, manufacturing and control information and pharmacology and toxicology data in support of the proposed clinical study design to the FDA as a part of an IND and for review by the FDA prior to the commencement of human clinical trials. Unless the FDA says otherwise, the IND will become effective 30 days following its receipt by the FDA. However, the FDA may place an IND on “clinical hold” until the applicant generates and supplies the FDA with additional data, which prohibits the applicant from commencing the proposed clinical trials until the “clinical hold” has been removed by the FDA.

Clinical trials involve the administration of the IND to humans under the clinical study protocols that were submitted to the FDA as part of the IND. The conduct of the clinical trials is subject to extensive regulation including compliance with good clinical practices, obtaining informed patient consent, sponsor monitoring and auditing of the clinical, laboratory and product manufacturing sites as well as review and approval of each study by an Institutional Review Board. Clinical trials are typically conducted in three sequential Phases, although Phases may overlap. In Phase I, the investigational new drug usually is administered to 20-50 healthy human subjects and is tested for safety. Phase II usually involves studies in a limited patient population (50-200 patients) to:

•       determine the initial effectiveness of the investigational new drug for specific indications,

•       determine dosage tolerance and optimal dosage, and

•       identify possible adverse effects and safety risks.

When an investigational new drug is found to be effective and to have an acceptable safety profile in its Phase II evaluation, Phase III trials are undertaken to further evaluate clinical effectiveness and to further test for safety within an expanded patient population of usually 200 or more patients. The FDA reviews both the clinical plans and the results of the trials and may require the study to be discontinued at any time if there are significant safety issues or lack of efficacy. In some cases, the FDA can request Phase IV clinical studies to be conducted as a condition of approval of the NDA, although the Phase IV studies will be conducted within a designated time period following NDA approval. These studies can be designed to obtain additional safety and efficacy data, detect new uses for or abuses of a drug, or determine effectiveness for labeled indications under conditions of widespread usage. These studies can involve significant additional expenses, and failure to perform these Phase IV studies within the FDA-stated timeframe can result in the FDA withdrawing the NDA approval.

Once the FDA has approved an NDA, the holder of the NDA may request changes to the product or manufacturing process through a supplement to the original NDA, termed an sNDA. The format, content and procedures applicable to NDA supplements are generally the same as those for NDAs. However, the information required to be provided to the FDA in a supplement is only that which is needed to support the requested change. If the NDA or sNDA is based on new clinical investigations that are essential to the approval of the application, other than bioavailability studies, it may qualify for a three-year period of marketing exclusivity, distinct from any applicable patent protection that may exist. In such a case, the FDA may accept for filing, but will not approve a generic product for three years from the date of that application’s approval. The FDA may also require user fees in excess of $0.3 million for prescription drug NDAs or sNDAs. Supplements proposing to include a new indication for use in pediatric populations are not subject to user fees unless the supplement contains clinical data.

Another form of an NDA is the so-called “505(b)(2)” NDA, which applicants submit pursuant to Section 505(b)(2) of the FDC Act. This type of NDA permits an applicant to cross-reference to safety and effectiveness studies that the applicant has not conducted or been granted a right of reference by the sponsor of the animal or human studies, submitted in a prior NDA or in the literature which utilized the same drug. In addition, the FDA recommends a 505(b)(2) NDA for a modification, such as a new dosage form or drug delivery form, of a previously approved drug (but not that held by the 505(b)(2) applicant), which requires more than merely bioequivalence data. This 505(b)(2) NDA is similar to a full NDA, except that, under conditions prescribed by the FDA, it may be supported in whole or in part by one or more animal and human study investigations in the originator NDA or those published in scientific literature in lieu of the applicant’s clinical trials. This type of NDA application is submitted to market potential product line extensions or new uses of already-approved products. Payment of user fees may also be required by the FDA.

In addition, if we submit a 505(b)(2) NDA or ANDA, the FDA will require us to certify as to any patent which covers the drug for which we seek approval. If there is a patent in existence, we are required to make a certification commonly referred to as a “paragraph IV certification,” and to give notice to the patent holder of our intent to market the drug. If the patent holder makes an infringement claim within a specified time period, then the FDA will not approve our marketing application for 30 months or until the patent litigation is resolved, whichever occurs sooner. In addition, distinct from patent considerations, approval of a generic type of ANDA could be delayed because of the existence of five or three years of marketing non-patent exclusivity afforded by the FDA for the innovator drug or 180 days of non-patent exclusivity afforded to the first applicant to submit an ANDA with a paragraph IV certification. However, in certain proscribed cases, this non-patent exclusivity may not prevent the submission and approval of competitor ANDAs, but a patent holder can still sue for infringement under traditional patent law.

The least burdensome application for new drug approval is the ANDA, which may apply to a new drug that is shown to be bioequivalent to a drug that was previously approved by the FDA for safety and effectiveness. An applicant may submit an ANDA for products that are the same as an approved originator drug regarding active ingredient(s), route of administration, dosage form, strength and conditions of use recommended on the labeling. The ANDA requires only bioequivalence data and other technical and manufacturing information, but typically no safety and effectiveness studies.

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

FDA regulations require that we report adverse events suffered by patients, submit new marketing and promotional materials, comply with regulations regarding product marketing, submit changes we plan to make to the product manufacturing or labeling and comply with recordkeeping requirements and requirements relating to the distribution of drug samples to physicians. Failure to comply with the FDA requirements may result in the manufacture, sales, marketing and distribution of our products being suspended, and we may be prevented from obtaining FDA approval of new products.

Our third-party manufacturers must adhere to FDA regulations relating to current good manufacturing practice (“cGMP”) regulations, which include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned and salvaged products. Ongoing compliance with cGMP procedures, labeling and other regulatory requirements are monitored through periodic inspections and market surveillance by state and federal agencies, including the FDA. It is also our obligation to periodically monitor the FDA compliance of our third-party manufacturers. Failure by our third-party manufacturers to comply with these rules could result in sanctions being imposed, including fines, injunctions, civil penalties, suspension or withdrawal of FDA approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. In addition, we rely upon our third-party manufacturers to provide many of the documents that we use to comply with our FDA reporting requirements for all products we sell.

In addition, we are subject to fees under the Prescription Drug User Fee Act which applies to NDAs, new drug products and sNDAs for new uses, except that we may, in certain limited circumstances, qualify for a waiver of the fee for our first NDA. We will be responsible for paying these fees for NDAs, sNDAs and subsequent submissions, unless we receive approval from the FDA for a waiver, reduction or refund. We are also subject to regulation under other federal and state laws, including the Occupational Safety and Health Act and other environmental laws and regulations, national restrictions on technology transfer and import, export and customs regulations. In addition, some of our products that contain controlled substances, such as our previously marketed Protuss and Protuss-D, are subject to Drug Enforcement Administration requirements relating to storage, distribution, importation and sampling procedures. We have registered with the Drug Enforcement Administration under the Controlled Substances Act which establishes, among other things, registration, security and recordkeeping requirements. We must also comply with federal and state anti-kickback and other healthcare fraud and abuse laws.

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

Orphan Drug Designation

We may request orphan drug status for some of our products under development. Orphan drug designation may be granted to those products developed to treat diseases or conditions that affect fewer than 200,000 persons in the U.S. or that affect more than 200,000 persons in the U.S. and for which there is no reasonable expectation that the cost of developing and making a drug in the U.S. for such disease or condition will be recovered from sales in the U.S. of such drug. Under the law, the developer of an orphan drug may be entitled to seven years of market exclusivity following the approval of the product by the FDA, exemption from user fee payments to the FDA and a tax credit for the amount of money spent on human clinical trials. However, should there be a competitor with a similar molecular entity pursuing the same intended clinical use, we must be the first to receive FDA marketing approval in order to receive market exclusivity under the Orphan Drug Act. Although we may receive market exclusivity under the Orphan Drug Act, the FDA will allow the sale of a molecularly equivalent drug which is clinically superior to or a molecular entity different from another approved orphan drug, even if it is for the same indication, during the seven-year exclusive marketing period. It is also possible that a competitor may attempt to undermine any exclusivity provided to us by promoting a product for an off-label use that is the otherwise protected product. We cannot be certain that any of our products under development would ultimately receive orphan drug designation, or that the benefits currently provided by this designation, if we were to receive it, will not subsequently be amended or eliminated. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Reimbursement

Our ability to market our products successfully depends in part on the extent to which reimbursement for the costs of the products will be available from government health administration authorities, private health insurers and managed care organizations in the U.S. and in any foreign markets where we may sell our products. Third-party payors, including Medicaid and Medicare Part D,  can affect the pricing or relative attractiveness of our products by regulating the reimbursement they provide on our products and competing products. Insurance carriers may not reimburse healthcare providers for use of our products for new indications. Domestic and foreign government and third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new pharmaceutical products.

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

Insurance

We maintain a product liability insurance policy. Our property and casualty insurance policy provides for payment for lost inventory and lost sales in the event of loss from damage to our property as well as business interruption coverage.

Employees

We had 568 full-time employees as of December 31, 2005, including 474 sales employees in the field and 94 in management, marketing, finance and administration. We also maintain active independent contractor relationships with various individuals with whom we have consulting agreements. We believe our employee relations are good. None of our employees are subject to a collective bargaining agreement.

ITEM 1A.        RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this Annual Report. The risks and uncertainties described below are not the only ones we are facing risks and uncertainties may become important factors that affect us.

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

We acquired Sular in March 2002 and have not realized the sales growth for Sular that we anticipated when we acquired it. As a result, our growth has suffered. According to IMS Health’s National Prescription Audit Plus™ data, total Sular prescriptions increased 16.1% for the year ended December 31, 2005 compared to the year ended December 31, 2004. Although we have revised our operational plan to focus on maximizing sales of our existing products, particularly Sular, we may not be able to increase Sular prescriptions.

The potential growth rate for Sular may be limited by the contraction of the market for the class of drugs to which Sular belongs.

The calcium channel blocker products market is contracting. This contraction may be due to the following, all or any of which may have an adverse effect on the sales of Sular:

•       published studies showing that other classes of drugs treating hypertension have health benefits in addition to controlling blood pressure;

•       the introduction of new classes of drugs treating hypertension; and

•       a reduction in the number of companies actively promoting calcium channel blockers, which, in turn, has led to there being less available information regarding calcium channel blockers.

Competitors could offer a product competitive with Sular and our other products.

A patent addressing the composition of the active ingredient in Sular expired in 1998 and a patent covering the manufacturing process expired in 2004. Therefore, a competitor could introduce a product competitive with Sular containing its same active ingredient, although Sular remains protected under a patent addressing its coat core tablet. Any such competing product may reduce our potential sales of Sular. Further, if, and as the patent protection for our other products expires, competitors could introduce competitive products which may reduce our sales of such products.

Sales of our Robinul products have been adversely affected by the introduction of generic products.

In December 2004, generics to our Robinul and Robinul Forte products were introduced into the marketplace. These products are expected to have an adverse effect on future revenues of our Robinul products.

We may not be able to successfully integrate Fortamet, Altoprev and Triglide into our existing operations.

In March 2005, we acquired from Andrx Laboratories certain rights related to the drug products Fortamet and Altoprev and engaged Andrx to manufacture and supply us with Fortamet and Altoprev. We also received FDA approval for Triglide, a fenofibrate formulation for which we obtained exclusive rights from SkyePharma in 2004. Our ability to successfully integrate Fortamet, Altoprev and Triglide into our existing operations and to achieve our expected level of return from sales thereof depends on numerous factors.

The integration of these products into our existing operations requires that we make adjustments to our sales and administrative functions. For example, we have hired and may continue to hire additional sales representatives and adjusted our marketing strategy to include these newly launched products. Furthermore, we have adjusted our administrative processes to facilitate the sales of these products, including hiring additional administrative support personnel at our headquarters. If our integration of the products into our existing operations is unsuccessful or delayed, then we may not achieve the expected level of return from our sales of these products. This could result in a material adverse effect on our results from operations. Further, to the extent we become unable to timely hire additional sales representatives to sell these products, we may not achieve expected sales.

While we expect to extend our existing product lines and to increase our sales of existing products by offering a more complete line of treatment alternatives through our acquisition of certain rights to the Fortamet, Altoprev and Triglide products, there can be no assurance that these expected synergies can be achieved. In addition, if we experience difficulty in integrating the products into our existing operations or marketing them through our existing sales channels or as part of our existing product lines, we may incur significant unplanned costs to complete the integration of the products. If we do not realize the expected synergies from acquiring the products or we incur unexpected costs to integrate them into our existing operations, then we may experience a material adverse effect to our results of operations.

Further, there can be no assurance that either Andrx or SkyePharma will supply us with a sufficient quantity of products to meet our demand for finished goods, products and samples or that the products provided will meet our specifications. If we are unable to obtain a sufficient quantity or the products provided do not meet our specifications, then our ability to fulfill orders for the products could be adversely effected. The 60 mg Altoprev product has experienced manufacturing issues. If the issues recur and cannot be resolved, our ability to acquire the product for sale and sampling will be adversely affected. In addition, the FDA is currently investigating Andrx, the manufacturer of Altoprev and Fortamet, for potential good manufacturing practice violations. Our ability to acquire and sell Altoprev and Fortamet could be adversely impacted by this investigation. At this time, we do not know when the FDA will conclude its investigation. Our ability to engage a third party to manufacture and supply us with Fortamet and Altoprev is restricted to a very limited set of circumstances under our current agreement with Andrx, and we do not have the right to engage a third party to manufacture Triglide under our agreement with SkyePharma. If we are unable to provide customers with the quantity of products ordered or to provide customers with high quality products on a consistent basis, then our relationships with our customers could be adversely affected. This could result in a material adverse effect on our results from operations.

Pohl-Boskamp can terminate our rights to Nitrolingual Pumpspray.

Nitrolingual Pumpspray is one of our key products. Pohl-Boskamp can terminate our distribution agreement for Nitrolingual Pumpspray if a company with a product competitive with Nitrolingual Pumpspray acquires direct or indirect influence or control over us. Pohl-Boskamp’s termination of our distribution agreement could have a material adverse impact on our financial results.

In the future, we may not be able to increase our sales of promoted products sufficiently to compensate for the decrease in sales of our non-promoted products.

We have suffered declining sales of our non-promoted products, including our Robinul and Tanafed lines, which accounted for 26% of our total sales, or $38.8 million, for the year ended December 31, 2004 and 2% of our total sales, or $5.2 million, for the year ended December 31, 2005. We plan to compensate for this decline in revenues by increasing sales of our existing actively promoted products and acquiring new products. However, we may not be able to increase sales of actively promoted products or locate attractive acquisition candidates and successfully complete an acquisition to offset the declining sales of non-promoted products.

If we are unable to introduce line extensions of our existing products, we may not achieve our sales plan.

Part of our operating plan includes the introduction of line extensions of our existing products to create marketing advantages and extend the life cycles of our products. If we are unable to introduce line extensions for any reason, including our, or our third party developers’, inability to obtain necessary FDA approval, we may not achieve our sales plan and/or revenue growth.

Introductions of line extensions of our existing products may require that we make unexpected changes in our estimates for future product returns and reserves for obsolete inventory which would adversely affect our operating results.

From time-to-time we may seek to introduce line extensions on an unexpected and expedited basis before we are able to reduce the levels of inventories of product which may be rendered obsolete or otherwise adversely affected by the line extension. This may require us to increase our estimate for returns of product on hand at wholesalers, which is recorded as a reduction of our net revenues, and increase our reserve for obsolete inventory in our warehouse which is recorded as a cost of revenues. Accordingly, the introduction of line extensions may adversely affect our operating results.

Our ability to grow will suffer if we do not acquire or license rights to new products and integrate them successfully.

We depend on acquisitions of rights to products from others as our primary source for new products. Risks in acquiring and integrating new products include the following:

•       we may not be able to locate new products that we find attractive and complementary to our business;

•       the price to acquire or obtain a license for these products may be too costly to justify the acquisition;

•       we may not be able to successfully integrate newly acquired products into our existing operations or the cost of integration may exceed our expectations; and

•       we may not realize our anticipated return on investment from our sales of any such newly acquired products.

We often face significant competition from other pharmaceutical companies in acquiring rights to products, which makes it more difficult to find attractive products on acceptable terms. In addition, integration of new products into our existing structure may require unanticipated investments of time and resources or an expansion of our sales force. If we are unable to acquire or license rights to new products or are unsuccessful in integrating such products, our ability to grow will suffer and our operating results may be adversely affected.

As part of our growth strategy, we may acquire businesses, which will subject us to additional risks.

As an element of our growth strategy, we may acquire businesses with products that complement our current products, and we have evaluated and discussed such opportunities with interested parties in the past. In addition to the risks that we face in locating and consummating new product acquisitions, we face the following risks, the occurrence of any or all of which may adversely affect our business:

•       we may realize substantial acquisition-related expenses, including the amortization of long-lived assets, which would reduce our net income in future years;

•       our investigation of potential acquisition candidates may not reveal problems and liabilities associated with the businesses, technologies or products that we acquire;

•       we may assume liabilities that increase our risks;

•       we may not be able to fully integrate the acquired business or products into our own; and

•       we may underestimate the costs necessary to integrate and operate the acquired business.

In addition, if we conduct acquisitions using convertible debt or equity securities, the increased number of shares may be dilutive to our shareholders, and may result in lower earnings per share.

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

In addition, third party intellectual property rights limit our ability to manufacture and supply our products. For example, due to the patent held on Nitrolingual by our supplier, Pohl-Boskamp, no alternative source for Nitrolingual exists. Similarly, third parties hold the patents for the composition of the coat core tablet for Sular, the patent rights for Fortamet and Altoprev, the patent rights for Triglide, the patent rights for the manufacturing process for raw materials in Tanafed DP and Tanafed DMX, and the patent rights to Metafolin® , an active ingredient in Prenate Elite and OptiNate. In the event that these suppliers ceased to supply product to us, we may not be able to locate another manufacturer or supplier who would be able to manufacture or supply the products without violating such patents or who could manufacture the products on commercially reasonable terms.

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

Our third-party manufacturing agreements for the majority of our products require that we purchase our product requirements from the manufacturers that are a party to those agreements. This prevents our entering into more advantageous manufacturing agreements with other manufacturers for these products, except in very limited circumstances.

We face generic and other strong competition that could lower prices and unit sales, and competitors have recently introduced new products and therapies that could make some of our products obsolete.

Many of our products compete with generic products that could decrease our sales or force us to lower prices. In addition, some of our products are not protected by patents and face competition from less expensive products. Competitors could develop new products to compete with these products or could develop generic versions of products with which our products compete. Third-party payors can require substitution and pharmacists can substitute generic or other competitive products for our products even if physicians prescribe them. Government agencies, third-party payors and pharmacies often put pressure on patients to purchase generic or other products instead of brand-name products as a way to reduce healthcare costs. Any further increase in the amount of generic and other competition against any one or more of our products could further lower prices and unit sales which could adversely affect our results of operations.

In addition, our products compete against products sold over-the-counter or by prescription that in some cases are marketed by much larger pharmaceutical companies with greater financial resources for marketing and manufacturing. For example, Pfizer sells a hypertension product called Norvasc which, as of December 31, 2005 had a 45.5% share of the calcium channel blocker market (based on prescriptions according to IMS Health’s National Prescription Audit Plus™ data), and introduced a combination of Norvasc with its popular cholesterol-reducing product Lipitor, called Caduet, which could prove to be an attractive alternative to our product Sular. Also, a competitor is developing a lingual nitroglycerin spray similar to our Nitrolingual product, which could divert prescriptions and reduce sales of Nitrolingual. Also, based on the regulatory status of our Prenate Elite, OptiNate, Robinul, Tanafed, Zebutal, and Zoto-HC products, barriers to entry for products competing with our products are low, which makes it easier for competitors to enter the market. Competitors may continue to develop new products and surgeons may continue to develop new surgical procedures to treat angina. Competitors are also developing new products to treat short term pain and have recently developed new pain therapies. These new products and procedures may reduce demand for our products. The high level of competition in our industry could force us to reduce the price at which we sell our products or require us to spend more to market our products, or both.

A small number of customers account for a large portion of our sales and the loss of one of them, or changes in their purchasing patterns, could result in reduced sales or adversely impact our financial performance.

For the year ended December 31, 2004, sales to McKesson Corporation represented 31%, Cardinal Health Inc. represented 25% and AmerisourceBergen Corporation represented 22% of our total sales. For the year ended December 31, 2005, sales to McKesson Corporation represented 30%, Cardinal Health Inc. represented 23% and AmerisourceBergen Corporation represented 10% of our total sales. The small number of wholesale drug distributors, consolidation in this industry or financial difficulties of these distributors could result in the combination or elimination of warehouses, which could temporarily increase returns of our products or, as a result of distributors reducing inventory levels, delay the purchase of our products.

In late 2002, our wholesaler customers purchased excessive amounts of inventory of our products in anticipation of future price increases. This adversely impacted our sales in the first half of 2003. In response, in the second and third quarters of 2003, we entered into inventory management agreements with our three largest wholesale customers which offer incentives to the wholesaler to maintain level amounts of inventory. These wholesalers may choose to forego the incentives and to maintain more inventory than contractually allowed. While we have instituted inventory management controls with our wholesaler customers, the controls rely upon data supplied by our wholesaler customers. We cannot be certain that the data supplied by our wholesaler customers will be accurate or that the controls will be effective. If the wholesaler information is unreliable and our controls are not effective, it could have a material adverse effect on our inventory management and financial performance.

If our products under development fail in clinical studies, if we fail or encounter difficulties in obtaining regulatory approval for new products or new uses of existing products, or if our development agreements are terminated, we will have expended significant resources for no return.

We rely on third parties to formulate, develop and manufacture the materials needed for clinical trials for our products under development. We also rely on third parties to conduct clinical trials for us. If our products are not successful in clinical trials or we do not obtain FDA marketing approval, we will have expended significant resources with no return.

For example, we have filed an IND with the FDA for development product FHPC-02 and a Phase I clinical trial has been completed. If we cannot obtain FDA approval for this or other products which we may seek to develop in the future, our sales growth may suffer.

We may not receive FDA approvals for products and/or ongoing clinical studies might be delayed or halted for various reasons, including:

•       our products are not shown to be effective;

•       we do not comply with requirements concerning the investigational new drug application requirements or protection of the rights and welfare of human subjects;

•       patients experience unacceptable side effects or die during clinical trials;

•       patients do not enroll in the studies at the rate we expect; and

•       product supplies are delayed, are not sufficient to treat the patients in the studies or are not sufficiently stable.

If third-party payors do not adequately reimburse patients for our products, doctors may not prescribe them.

Because our products are sold by prescription, we depend on third-party payors, such as the government, private healthcare insurers and managed care organizations, to include these products on their lists of products for which third-party payors will reimburse patients. Third-party payors regularly challenge the pricing of medical products and services by substituting cheaper products on their approved lists. Because our Zebutal, Tanafed line, Zoto, Robinul line, Ponstel and Furadantin products are susceptible to generic competition and because of products that compete with Sular, Prenate, Nitrolingual Pumpspray, Altoprev, Fortamet, Triglide and Ponstel, we face an increased risk of third-party payors substituting these products. If third-party payors remove any of these products from their lists or choose not to pay for our product prescriptions, patients and pharmacies may not continue to choose our products.

We rely on data obtained from IMS which could be inaccurate.

We rely on operational data obtained from IMS, an industry accepted data source. IMS data may not accurately reflect actual prescriptions (for instance, we believe IMS data does not capture all product prescriptions from some non-retail channels) or trade levels of inventory. If IMS data turns out to be inaccurate or unreliable and our controls are not effective, there could be an adverse effect on our ability to properly manage inventory and to our financial performance.

We depend on highly trained management, and we may not be able to keep current management or hire qualified management personnel in the future.

We currently have a limited number of key executive, regulatory, technical and management personnel. We may need to identify and attract new executive, operational and marketing personnel, and we may have difficulty hiring personnel at an acceptable cost. While we periodically address succession planning and the possibility of key employees retiring, our failure to successfully identify and attract such personnel, as and when needed, could limit our ability to continue our business at its current level and/or grow our business.

The incurrence of debt could reduce our growth and profitability.

In March 2004, we issued a total of $150 million 1.75% senior subordinated contingent convertible notes due 2024 in transactions that were exempt from registration under the Securities Act. The notes are due March 8, 2024 and accrued interest is payable semi-annually in arrears on March 8 and September 8 of each year, commencing on September 8, 2004. In addition to the interest on the notes, after March 8, 2007, we will also pay contingent interest during specified six month periods if the average trading price of the notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum.

In February 2003, we entered into a credit facility for a $20.0 million revolving loan with various lenders and LaSalle Bank National Association, as administrative agent. We may borrow under the revolving loan and incur other debt to finance acquisitions to implement our growth strategy and/or for general corporate purposes. Borrowings are secured by substantially all of the Company’s assets. We anticipate that we may amend this credit facility or replace it with a new facility primarily to increase our available borrowings so as to facilitate future product acquisition transactions. As of December 31, 2005, we had no outstanding borrowings under our credit facility.

Significant debt could (1) limit our operating flexibility as a result of requirements by lenders, (2) require us to use a large portion of our cash flow from operations for debt service payments that could reduce profits and would reduce the availability of our cash flow to fund operations, product acquisitions, the expansion of our sales force and facilities and research and development efforts and (3) limit acquisitions of products or companies due to restrictive covenants under our senior secured credit facility with which we must comply as long as it is in effect.

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

The regulatory status of some of our products may allow third parties to more easily introduce competitive products, and may make it more difficult for us to sell certain of our products in the future. Currently, an FDA program allows us, in our opinion, to manufacture and market certain of our products, and permits others to manufacture and market similar products, without submitting safety or efficacy data. In some cases, we do not hold rights in patents protecting us against such competitive pressures. This results in increased competition because other companies can enter the market without having to submit safety and efficacy data to sell competing products. On several occasions, the FDA has considered changing the classification of certain single entity and combination product types of drugs from prescription to over-the-counter use, and which permit sponsors to utilize foreign over-the-counter experience data to establish a product as safe and effective for over-the-counter use in the U.S. If the FDA does change the classification, we might have to reformulate certain of our products or submit safety and efficacy data on those products, which could be costly, or we might have to discontinue selling certain products if the FDA does not approve our marketing application. We could lose third-party reimbursement for these products and face increased competition.

In addition, the FDA considers certain products to be new drugs, but has indicated its intent to exercise enforcement discretion and not pursue regulatory action unless certain conditions occur. If these conditions were to materialize, or the FDA disagreed with our conclusions about the regulatory status of these products, we might be required to submit an NDA and/or cease marketing until the FDA grants approval to do so. The FDA could also, at any time, promulgate new regulations or policies to require the submission of an NDA for each of these products.

Our business is heavily regulated by governmental authorities, and failure to comply with such regulation or changes in such regulations could negatively affect our results.

Many government authorities regulate our business, including, among others, the FDA, the SEC, foreign regulatory authorities, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety and Health Administration, the Centers for Medicare and Medicaid Services, the Environmental Protection Agency, the Department of Labor, state, local and foreign governments and the Internal Revenue Service. We may incur significant expenses to comply with regulations imposed by these authorities. Also, our future results could be negatively impacted by changes in governmental regulation over the pharmaceutical industry, including regulation of Medicare, Medicaid and similar programs, by reducing our revenue and profits and/or increasing our costs and expenses in order to comply with such regulation. In addition, all of our third-party manufacturers, third-party sample distributors and product packaging companies are subject to inspection by the FDA and, in appropriate cases, the Drug Enforcement Administration and foreign regulators. Some of our third-party manufacturers have received warning letters from the FDA concerning noncompliance with manufacturing requirements. If our third-party manufacturers and other supply and distribution chain partners do not comply with FDA regulations in the future, they may not deliver products to us or deliver samples to our representatives, or we may have to recall products. Even if deficiencies observed by the FDA do not relate to our products, our third-party manufacturers, third-party sample distributors and product packaging companies may be delayed in manufacturing and supplying our products to us in a timely manner until they address their compliance issues with the FDA.

Our warehouse facility is also subject to inspection by the FDA and the Drug Enforcement Administration. If we do not comply with FDA and Drug Enforcement Administration regulations, we may not be able to sell product to our customers.

An adverse judgment in the securities class action litigation in which we and certain directors and executive officers are defendants could have a material adverse effect on our results of operations and liquidity.

We, along with certain former and current officers and directors, are named defendants in a consolidated securities lawsuit initiated on August 22, 2002 in the United States District Court for the Northern District of Georgia. Plaintiffs in the class action litigation alleged in general terms that we violated Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”), and that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. In an amended complaint, plaintiffs claimed that we issued a series of materially false and misleading statements to the market in connection with our public offering on April 24, 2002 and thereafter relating to alleged “channel stuffing” activities. The amended complaint also alleged controlling person liability on behalf of certain of our officers under Section 15 of the Securities Act and Section 20 of the Exchange Act. Plaintiffs sought an unspecified amount of compensatory damages in an amount to be proven at trial.

On September 29, 2004, the U.S. District Court for the Northern District of Georgia dismissed, without prejudice, the class action lawsuit. Although the class action lawsuit was dismissed, the court granted the plaintiffs the opportunity to amend their complaint provided that the plaintiffs pay all of the defendants’ fees and costs associated with filing the motions to dismiss the lawsuit. Plaintiffs did not file a second amended complaint as permitted, but instead filed a motion asking the District Court to reconsider its September 29, 2004 order and lift the condition that they must pay defendants’ fees and costs before further amendment. On June 22, 2005, the District Court denied plaintiffs’ motion and gave them another opportunity to amend if they pay defendants’ fees and costs. Plaintiffs chose not to file a second amended complaint. Instead, plaintiffs filed an appeal to the United States Court of Appeals for the Eleventh Circuit. This appeal currently is pending. Although the outcome of these proceedings is not certain, an adverse judgment against us in this litigation could have a material adverse effect on our results of operations and liquidity.

We are subject to risks associated with taxation in multiple jurisdictions.

We are subject to taxation in the U.S. and in certain foreign jurisdictions. Our effective tax rate and tax liability are determined by a number of factors, including the amount of taxable income in particular jurisdictions, the tax rates in these jurisdictions, tax treaties between jurisdictions, the extent to which we transfer funds to and repatriate funds from our subsidiaries and future changes in laws. An adverse interpretation or ruling by one of the taxing authorities in a jurisdiction in which we operate or a change in law could increase our tax liability or result in the imposition of penalty payments, which could adversely impact our operating results.

If we do not secure or enforce patents and other intellectual property rights, we could encounter increased competition that would adversely affect our operating results.

We do not hold patent rights covering all of the products we are distributing and do not in some cases have the right to enforce patents our licensors hold. Patent rights do not protect our Robinul, Ponstel and Furadantin products from competition. We obtained exclusive distribution rights in the U.S. to distribute our Fortamet, Altoprev, Triglide, Nitrolingual, Tanafed DP and Tanafed DMX products but have no or only limited rights to enforce the patents relating to these products. We obtained exclusive U.S. distribution rights to Sular from Bayer. Bayer holds the patent for the composition of the coat core tablet for Sular. Any exclusivity afforded by any of these patents or rights could cease because we have no rights or only limited rights to enforce patents or to require enforcement actions by the owners of the patents. Proceedings involving our rights in patents or patent applications could result in adverse decisions. In addition, the confidentiality agreements required of our employees and third parties may not provide adequate protection for our trade secrets, know-how and other proprietary information which we rely on to develop and sell our products. If any of our employees or third parties disclose any of our trade secrets or know-how, we could encounter increased competition.

Our products could infringe the intellectual property rights of third parties, which could require us to pay license fees or defend litigation that would be expensive or prevent us from selling products.

The manufacture, use or sale of our products may infringe on the patent, trademark and other intellectual property rights of others. Patent and trademark infringement problems occur frequently in connection with the sale and marketing of pharmaceutical products. If we do not avoid alleged infringement of the intellectual property rights of others, we may need to seek a license to sell our products, defend an infringement action or challenge the validity of the intellectual property in court, all of which could be expensive and time consuming. In addition, if we are found liable for infringing a patent, we may have to stop selling one or more of our products and pay damages. It could be very costly if we have to defend the patents or trademarks covering our products or if we were found liable for infringement which could increase our costs and reduce our margins and net income.

Product liability claims and product recalls could limit sales and increase costs.

Side effects could occur from the use of our products. Side effects or marketing or manufacturing problems pertaining to any of our products could result in material product liability claims or adverse publicity. The defense of these claims would be expensive, and could result in withdrawal of approval to market the product or recall of the product. These problems often occur with little or no notice in connection with the sale of pharmaceutical products.

We face an exchange risk on foreign currency.

Our purchases of Nitrolingual from Pohl-Boskamp, our purchases of Triglide from Skyepharma and our purchases of Sular from Bayer are made in Euros or are otherwise impacted by fluctuations in the US dollar—Euro exchange rate. Although we did not enter into any forward contracts in 2005, we may seek to eliminate risks from foreign currency fluctuations after the time of shipment of product by entering into forward contracts for these purchases of inventory at the time of product shipments. The Company’s earnings and cash flows could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies and there can be no assurance that any hedging activity will be successful in protecting us from exchange risk.

We face market risk that we could be adversely affected by certain fluctuations in interest rates.

The fair value of our investment portfolio would be negatively affected by an increase in interest rates. Since the majority of the Company’s investments are fixed rate interest-bearing securities and therefore subject to the market risk of loss in market value from an increase in rates or a change in the underlying risk of the issuers of the notes, the Company’s future earnings and cash flows could be affected adversely if the Company were to sell the securities prior to their maturity date. We had realized losses from the sale of investments for the year ended December 31, 2005 of $0.7 million. At December 31, 2005, the Company had total net unrealized losses from marketable securities of $2.0 million.

In connection with borrowings incurred under the credit facility with LaSalle Bank, we could experience market risk with respect to changes in the general level of the interest rates and their effect upon our interest expense. Borrowings under this facility bear interest at variable rates. Because such rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, our present exposure to interest rate fluctuations is primarily dependent on rate changes that may occur while borrowings under the senior secured credit facility are outstanding.

The Company’s long-term fixed interest rate debt is comprised of the Old Notes, which are also subject to market risk. All other things being equal, the fair market value of the Company’s fixed rate debt will increase as rates decline and will decrease as rates rise. The fixed rate Old Notes outstanding, totaling $150.0 million at December 31, 2005, had a fair value of $138.1 million based on quoted market rates as of such date.

Risks Related to our Common Stock

Our stock price has been volatile.

The market price for our securities has been highly volatile. Various factors, including factors that are not related to our operating performance, may cause significant volume and price fluctuations in the market. The following factors, among others, may cause fluctuations in our stock price:

•       failure to meet our financial estimates or expectations of securities analysts;

•       failure to increase prescriptions of our products;

•       the introduction of knock-offs or generics to our products;

•       fluctuations in operating results;

•       rates of product acceptance;

•       timing or delay of regulatory approvals;

•       volatility in the pharmaceutical and specialty pharmaceutical market and stocks;

•       if our third-party manufacturers experience interruptions in the supply of raw materials, encounter delays in shipping or encounter regulatory problems;

•       developments in or disputes regarding patent or other proprietary rights; and

•       general economic, market and political conditions not related to our business.

Existing officers, directors and our principal stockholder own a substantial block of our common stock.

Existing officers, directors and our principal stockholder own a substantial number of shares of our common stock that may allow them to elect directors and direct the outcome of matters requiring stockholder approval. As of December 31, 2005, our officers, directors and our principal stockholder beneficially owned approximately 22.4% of our outstanding common stock. As of December 31, 2005, Kapoor-Pharma Investments, L.P. beneficially owned approximately 17.4% of our outstanding common stock. Accordingly, Kapoor-Pharma Investments holds significant control or influence over our policies and acts. John N. Kapoor, Ph.D., the Chairman of the Board of Directors, is President and sole stockholder of EJ Financial Enterprises, Inc. EJ Financial Enterprises is the managing general partner of Kapoor-Pharma Investments. In addition, a trust of which Dr. Kapoor is trustee is a partner of Kapoor-Pharma Investments.

Anti-takeover provisions could discourage a third party from making a takeover offer that could be beneficial to stockholders.

Some of the provisions in our restated certificate of incorporation and bylaws, our shareholder protection rights plan, and the anti-takeover provisions under Delaware law could delay or prevent a third party from acquiring us or replacing members of our Board of Directors, even if the acquisition or the replacements would be beneficial to our stockholders. These provisions could also reduce the price that certain investors might be willing to pay for shares of our common stock and/or New Notes and result in the market price being lower than it would be without these provisions. Our charter and other documents contain anti-takeover devices including:

•       staggered director terms such that only one of the three classes of directors is elected each year;

•       a shareholder rights plan that is designed to protect us from coercive takeover attempts;

•       a supermajority provision requiring at least two-thirds of the shares entitled to vote to approve an amendment of our bylaws;

•       providing our Board of Directors with the authority to issue shares of “blank-check” preferred stock without stockholder approval under any terms, conditions, rights and preferences that the Board determines; and

•       an advance notice requirement for nominations of directors or proposals for consideration at stockholder meetings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no material unresolved written comments that were received from the Securities and Exchange Commission staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.

ITEM 2. PROPERTIES

In December 2001, we entered into a lease for a 101,120 square foot office and warehouse facility in Alpharetta, Georgia. Our facility includes space for offices and a warehouse. This lease expires in May 2009. In December 2005, we entered into a lease for a 2,485 square foot office in Dublin, Ireland. This lease expires in September 2010.

On February 7, 2006, the Company entered into a lease agreement with 485 Properties, LLC to lease 50,994 square feet of office space at Corporate Center V, an office tower located in Atlanta, Georgia. The eight year lease term, cancelable after five years, will commence on or before July 15, 2006 pending the satisfactory completion of certain tenant improvements. Lease rates begin at $1.0 million per year and escalate during the term to $1.2 million for the eighth year.

The Company will relocate its corporate and administrative functions to the new premises from its current facilities but will continue to maintain its warehouse function at its current facilities pending the identification of new warehouse facilities. The Company will seek to sublet its current facilities in Alpharetta, Georgia to third parties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the Nasdaq National Market on May 31, 2000. Our trading symbol is “FHRX.” The following table lists, for the periods indicated, the high and low sale prices per share for our common stock as reported on the Nasdaq National Market.

	High	Low
2004
First Quarter	$19.47	$10.48
Second Quarter	19.98	13.71
Third Quarter	20.20	14.80
Fourth Quarter	26.41	18.55

	High	Low
2005
First Quarter	$21.28	$15.20
Second Quarter	19.63	16.01
Third Quarter	22.64	18.70
Fourth Quarter	20.65	14.01

On February 17, 2006, the last reported sale price for our common stock on the Nasdaq National Market was $18.95 per share. As of February 17, 2006, there were approximately 185 holders of record of our common stock.

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 with respect to shares of our common stock that may be issued under existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans(1) (excluding securities reflected in column(a)) (c)
2003 Non-Qualified Stock Option Plan	554,637	$8.69	360,166
2002 Stock Plan Approved by Stockholders(1)	2,268,524	13.48	1,024,193
2000 Stock Plan Approved by Stockholders	280,775	19.94	—
1997 Stock Option Plan Approved by Stockholders	18,000	4.92	—
Employee Stock Purchase Plan Approved by Stockholders	N/A	N/A	—
Employee Stock Ownership Plan	—	—	1,000,000
Total	3,121,936		2,384,359

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

Dividend Policy

We have not declared or paid any cash dividends since our inception. We currently intend to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our current credit facility prohibits the payment of any dividends or other distributions on any shares of our stock. For further discussion of our current credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Share Buyback Program

The Company adopted a new share repurchase program effective August 3, 2005, that authorizes the repurchase of up to $20.0 million of its outstanding shares of common stock over its twelve month term with no periodic sub-limits on the amount of repurchases. This plan replaces all prior share repurchase plans and will expire on August 2, 2006.

The following table presents the total number of our shares repurchased during the fourth quarter of 2005 and the average price paid per share:

Fiscal Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 1 through October 31, 2005	—	$—	—	$20,000,000
November 1 through November 30, 2005	300,000	$14.79	300,000	$15,563,420
December 1 through December 31, 2005	—	$—	—	$15,563,420
Total	300,000	$14.79	300,000

(1)          The Company purchased 300,000 shares of common stock during the fourth quarter of 2005 at an average cost of $14.79 per share under its share repurchase program which was publicly announced on July 27, 2005. This share repurchase program became effective August 3, 2005.

Treasury Stock

In December 2004, our Board of Directors authorized the company to purchase 1,000,000 shares of common stock at an average price of $23.19 per share. The shares were purchased and converted to treasury stock. We acquired these shares in part, to establish a pool of authorized shares that will be available for contribution to the Employee Stock Ownership Plan over time as we in our discretion deem appropriate. In February 2006, the Company distributed 200,000 shares to employees under the Employee Stock Ownership Plan.

Employee Stock Ownership Plan

In 2005, the Company began an Employee Stock Ownership Plan, which provides benefits to substantially all employees. The annual contribution, if any, to the trust is at the discretion of the Board of Directors of the Company. In February 2006, the Company distributed 200,000 shares to employees under this plan.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected financial data is qualified by reference to and should be read in conjunction with our financial statements and the related notes and other financial information included elsewhere in this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data has been derived from our financial statements which have been audited by BDO Seidman, LLP, independent registered public accounting firm, as of and for the year ended December 31, 2005, Deloitte & Touche LLP, independent registered public accounting firm, as of and for the year ended December 31, 2002, 2003 and 2004 and by Arthur Andersen LLP, independent auditors, as of and for the year ended December 31, 2001. These results may not be indicative of future results. Our results of operations include contributions from products we acquired only from their respective acquisition date. We acquired Fortamet in March 2005, Altoprev in March 2005, Triglide in 2004, Sular in March 2002, Furadantin in December 2001, the Prenate line of products in August 2001, Ponstel in April 2000, Cognex in April 2000, Nitrolingual Pumpspray in July 1999, and the Robinul line of products in January 1999. In 2003, we recorded a $4.2 million impairment on our Cognex intangible assets.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per shares data)
Statement of Operations Data:
Net revenues	$216,358	$151,967	$95,305	$115,178	$69,290
Net income (loss)	$39,209	$26,554	$(1,738)	$6,166	$10,723
Net income (loss) per share:
Basic	$1.12	$0.74	$(0.05)	$0.19	$0.44
Diluted	$0.97	$0.66	$(0.05)	$0.18	$0.41

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$17,043	$36,586	$33,722	$47,409	$53,458
Marketable securities	82,757	160,636	9,996	—	—
Total assets	529,705	498,484	325,153	352,932	170,150
Total debt	150,000	150,000	—	—	—
Total stockholders’ equity	340,136	308,409	305,777	305,683	143,364

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plan,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “pro forma,” “reasonably likely” or “anticipates,” or other similar words (including their use in the negative), or by discussions of future matters such as the development of new products, technology enhancements, possible changes in legislation and other statements that are not historical. These statements include but are not limited to statements under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” as well as all other sections in this Annual Report.

Risks and uncertainties that could cause our forward-looking statements to fail to occur include, but are not limited to the following:

•       We may not attain expected revenues and earnings;

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

•       We may encounter problems in the manufacture or supply of our products, for which we depend entirely on third parties;

•       Strong competition exists in the sale of our promoted products, which could adversely affect expected growth of our promoted products’ sales or increase our costs to sell our promoted products;

•       We may not be able to protect our competitive position for our promoted products from patent infringers;

•       Altoprev has experienced manufacturing issues. If the issues recur and cannot be resolved, our ability to acquire the product for sale and sampling will be adversely affected;

•       Sales of our Tanafed and Robinul products have been adversely affected by the introduction of knock-off and generic products, respectively;

•       An issued FDA notice may cause us to incur increased expenses and adversely affect our ability to continue to market and sell our Tanafed products;

•       We may incur unexpected costs in integrating new products into our operations;

•       We may be unable to develop or market line extensions for our products including Prenate, Sular, Triglide, Altoprev and Fortamet, or, even if developed, obtain patent protection for our line extensions; further, introductions by us of line extensions of our existing products may require that we make unexpected changes in our estimates for future product returns and reserves for obsolete inventory; if these risks occur, our operating results would be adversely affected;

•       Our licensor/supplier can terminate our rights to commercialize Nitrolingual and the 60 dose size of this product has not yet met our expectation;

•       We depend on a small senior management group, the departure of any member of which would likely adversely affect our business;

•       An adverse interpretation or ruling by one of the taxing jurisdictions in which we operate could adversely impact our operating results;

•       A small number of customers account for a large portion of our sales and the loss of one of them, or changes in their purchasing patterns, could result in substantially reduced sales, substantially and adversely impacting our financial results;

•       If third-party payors do not adequately reimburse patients for our products, doctors may not prescribe them;

•       Side effects or marketing or manufacturing problems with our products could result in product liability claims which could be costly to defend and could result in the withdrawal or recall of products from the market;

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

•       Our business and products are highly regulated; the regulatory status of some of our products makes these products subject to increased competition and other risks, and we run the risk that we, or third parties on whom we rely, could violate the governing regulations;

•       If generic competitors that compete with any of our products are introduced our revenues may be adversely affected; and

•       Some unforeseen difficulties may occur.

The risk factors described above as well as in the “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections are not exhaustive. We may not have correctly identified and appropriately assessed all factors affecting our business and the publicly available and other information with respect to these matters may not be complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact us. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, and results of operations. For these reasons, we caution you not to place undue reliance on our forward-looking statements.

Overview

First Horizon Pharmaceutical Corporation, or the Company, is a specialty pharmaceutical company that markets, develops and sells brand name prescription products. Our key products focus on two therapeutic categories, Cardiology and Women’s Health. Our key marketed products include:

Cardiology	Women’s Health
Sular	Prenate Elite
Triglide	OptiNate
Fortamet	Ponstel
Altoprev
Nitrolingual

Our current operating plan focuses first on maximizing the sales of our existing product portfolio. We also plan to accelerate growth by launching line extensions to our current products and by acquiring or licensing approved products or late stage development product and other businesses. We plan to focus on products that complement our Cardiology and Women’s Health categories that will allow us to leverage our existing sales force infrastructure.

We currently market and sell 15 products, eight of which are actively promoted and accounted for approximately 89% of our total sales for the year ended December 31, 2005. We promote our products through our nationwide sales and marketing force in approximately 525 territories, targeting high-prescribing primary care physicians, endocrinologists, cardiologists, obstetricians and gynecologists.

Results of Operations

Years Ended December 31, 2005 and December 31, 2004

Net Revenues.   Net revenues increased $64.4 million, to $216.4 million for 2005, compared to $152.0 million for 2004. Unit sales increased 34.5% as compared to the prior year. This increase was primarily the result of price increases on our products and the successful expansion of our product mix to include Altoprev, Fortamet, Triglide and OptiNate. In addition to the expansion in products, during 2005,  the Company increased its sales force from approximately 360 sales professionals to approximately 470 sales professionals and increased its emphasis on managed care contracts.

Product Overview

	Change in total dispensed prescriptions for the year ended December 31, 2005 compared to the year ended December 31, 2004(a)	Change in new dispensed prescriptions for the year ended December 31, 2005 compared to the year ended December 31, 2004(a)
Sular	16.1%	16.9%
Fortamet(b)	N/A	N/A
Altoprev	(19.5)%	(32.8)%
Triglide(c)	N/A	N/A
Nitrolingual(d)	(6.9)%	(9.3)%
Prenate Elite(e)	N/A	N/A
OptiNate(f)	N/A	N/A
Ponstel	13.7%	17.0%

(a)           Source: IMS Health’s National Prescription Audit Plus™ data.

(b)          Fortamet was launched in May, 2004, by Andrx Corporation. As a result, comparative data is not available for 2004.

(c)           Triglide was launched in July 2005. As a result, comparative data is not available for 2004.

(d)          We believe that IMS data does not capture prescriptions of Nitrolingual from some of the non-retail channels and prescription trends in the non-retail channel which may have a significant impact on the reported change.

(e)           Prenate Elite was launched in March 2004. As a result, comparative data is not available for 2004.

(f)             OptiNate was launched in March 2005. As a result, comparative data is not available for 2004.

Net revenues from our Cardiology products (namely Sular, Fortamet, Altoprev, Triglide and Nitrolingual) increased $69.2 million, to $144.5 million for the year ended December 31, 2005, compared to $75.3 million year ended December 31, 2004. This increase was primarily a result of the addition of our new products, Altoprev and Fortamet, commencing in April 2005, the launch of Triglide in July 2005, price increases on our products and total prescription growth of Sular.

Net revenues from our promoted Women’s Health products (namely Prenate Elite, OptiNate and Ponstel) increased $24.4 million, to $46.6 million for the year ended December 31, 2005, compared to $22.2 million for the year ended December 31, 2004 respectively. This increase was due primarily to price increases on our products, an increase in total prescriptions for Prenate Elite and Ponstel and the successful launch of OptiNate in March 2005.

Net revenues from our non-promoted products (adjusted for our 2005 promoted product mix) decreased $29.2 million, to $25.3 million for the year ended December 31, 2005, compared to $54.5 million for the year ended December 31, 2004. This decrease was a result of an introduction of a generic and knock-offs of the Tanafed and Robinul lines.

In March 2004, we announced the launch of Prenate Elite, the next generation of the Prenate line of prenatal vitamins. We began promoting and selling Prenate Elite in April 2004. Prenate Elite has captured a market share of 12.8% of new prescriptions and 13.4% of total prescriptions of prenatal vitamins in December 2005 (Source: IMS Health’s National Prescription Audit Plus™ data). Additionally, the launch of OptiNate in March 2005 has captured 7.2% of new prescriptions of prenatal vitamins and 7.2% of total prescription in December 2005 (Source: IMS Health’s National Prescription Audit Plus™ data).

Cost of Revenues.   Cost of revenues increased $4.2 million, to $33.3 million for the year ended December 31, 2005, compared to $29.1 million for the year ended December 31, 2004. The increase in cost of revenues was related to the change in product mix and an increase in sales which resulted in an increase in units sold by 34.5% as compared to the prior year.

Gross Margin.   Gross margins for 2005 were 85%, compared to 81% for 2004. This increase in gross margin was the result of the change in product mix from the prior year primarily as the result of acquisitions completed in 2005 and the successful launch of Triglide and OptiNate. Also contributing to the increased gross margins were price increases implemented during the year.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased $30.6 million,  to $97.4 million for the year ended December 31, 2005, compared to $66.8 million for the year ended December 31, 2004. This increase was primarily related to the increase in our sales force, the associated costs for the launch of our new products and an increase in royalty expense of $9.5 million and commission expense of $4.5 million related to the increased net revenues.

Depreciation and Amortization.   Depreciation and amortization expense increased $5.8 million, to $22.7 million for the year ended December 31, 2005 compared to $16.9 million for 2004. This increase was primarily related to the increase in amortizable intangible assets as a result of the license of Fortamet, Altoprev and Triglide.

The Company believes there are no intangible asset impairments and there were no other asset write-downs as of December 31, 2005.

Research and Development Expense.   Research and development expense increased $2.6 million, to $4.1 million for the year ended December 31, 2005, compared to $1.5 million for the year ended December 31, 2004.  This increase was primarily related to greater activity in the development program for lifecycle management initiatives for our products.

Interest Expense.   Interest expense increased $0.5 million, to $3.0 million for the year ended December 31, 2005, compared to $2.5 million for the year ended December 31, 2004. This increase was due to borrowings under the Company’s line of credit during 2005, and a complete year of interest on the $150.0 million contingent convertible notes described below.

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

Interest Income.   Interest income decreased $0.6 million, to $3.2 million for the year ended December 31, 2005, compared to $3.8 million for the year ended December 31, 2004. The decrease in interest income for the year is primarily due to a decrease in the average cash and marketable securities balance resulting from the acquisitions of Fortamet, Altoprev and Triglide.

Other.   Other loss increased $0.7 million, to $0.7 million for the year ended December 31, 2005, compared to $0.0 million for the year ended December 31, 2004. The decrease in other loss is the result of the sale of marketable securities for the purchase of the licensing rights for Altoprev and Fortamet.

(Provision) Benefit for Income Taxes.   Income taxes were provided for at a rate of  32.8% for the year ended December 31, 2005 compared to 31.9% for the year ended December 31, 2004. This increase is related to the changes in jurisdications in which we do business and the effect of the international operations.

Years Ended December 31, 2004 and December 31, 2003

Net Revenues.   Net revenues increased $56.7 million, to $152.0 million for 2004, compared to $95.3 million for 2003. This increase was primarily the result of management’s redefined corporate strategy, which included an increase in sales force from approximately 250 sales professionals to approximately 360 sales professionals and an increased emphasis on hospital and managed care contracts. These changes resulted in an 11.7% increase in Sular total dispensed prescriptions according to IMS Health’s National Prescription Audit Plus™ data and the successful launch of Prenate Elite, which was the newest member to the Prenate family, in April 2004. Prenate Elite captured 11.7% of the market share for new prescriptions and 11.1% of the market share of total prescriptions for the month of December 2004, according to IMS Health’s National Prescription Audit Plus™ data.

In 2003, revenues were also adversely affected as a result of the company’s limitation on sales in order to reduce the level of wholesaler inventory for the first half of the year. In late 2002, our wholesaler customers purchased what we believe to be excessive levels of inventory of our products in anticipation of future price increases. This adversely impacted our sales in the first half of 2003. As a result of limiting shipments to wholesalers in the first half of 2003 and thereby attempting to reduce the amount of inventory held by the wholesalers, unit sales decreased 29% from the first half of 2002 compared to the first half of 2003.

Prior to developing systems in 2003, we first learned of the wholesalers increasing the trade levels of inventory in mid-December 2002 upon receiving the IMS Health Pipeline Report, which was a report provided by IMS Health Incorporated that provides information on inventory levels held by certain major wholesalers. This report indicated that wholesaler inventory levels were higher than we expected. This additional inventory was purchased by the wholesalers prior to our January 2003 product price increases, allowing these wholesaler customers to increase the prices they charge their retail customers in the first quarter of 2003, thereby improving their margins for these products. In response, in the second and third quarters of 2003, we entered into inventory management agreements with our three largest wholesale customers to encourage the wholesaler’s to maintain on average one month of inventory.

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

(a)           Source: IMS Health’s National Prescription Audit Plus™ data

(b)          We believe that IMS data does not capture prescriptions of Nitrolingual from some of the non-retail channels and prescription trends in the non-retail channel which may have a significant impact on the reported change.

(c)           Prenate Elite was launched in April 2004. As a result, comparative data is not available for 2003.

Product sales of Sular were approximately $57.1 million for 2004 compared to $24.1 million for 2003. The increase was primarily a result of total prescription growth, significant hospital growth, the impact of recent managed care plan additions and price increases.

Product sales of the promoted Women’s Health products (namely Prenate Elite, Ponstel, the Robinul line and the Tanafed line), were approximately $60.9 million for 2004 compared to approximately $44.7 million for 2003. The increase was primarily a result of total prescription growth from the launch of Prenate Elite, significant hospital growth, the impact of recent managed care plan additions and price increases.

In March 2004, we announced that we were launching Prenate Elite, the next generation of the Prenate line of prenatal vitamins. We began promoting and selling Prenate Elite in April 2004. Net revenues of Prenate Elite were $12.9 million for the year ended December 31, 2004. Prenate Elite captured a market share of 11.7% of new prescriptions and 11.1% of total prescriptions as of December 31, 2004 (Source: IMS Health’s National Prescription Audit Plus™ data), Metafolin®, is an active form of folate that does not need to be metabolized to the same extent as folic acid. Net revenues of Prenate GT and

Prenate Advance were $2.1 million for the period from January 2004 through April 2004 when the products were discontinued and $11.8 million for the year ended December 31, 2003.

Cost of Revenues.   Cost of revenues increased $11.4 million, to $29.1 million for the year ended December 31, 2004, compared to $17.7 million for the year ended December 31, 2003. The increase in costs was due primarily to the increase in net revenues. As a result of a change in our sales forecast, cost of revenues for the year ended December 31, 2003 included an increased allowance for obsolete and excess inventory of $3.5 million. These charges were primarily for our non-promoted products, excess Sular and Tanafed inventory and short dated Prenate GT inventory. Cost of revenues for the year ended December 31, 2004 do not include a comparable allowance for obsolete and excess inventory.

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

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased $9.0 million, to $66.8 million for the year ended December 31, 2004, compared to $57.8 million for the year ended December 31, 2003. This increase is primarily related to the increase in sales force, increased accounting fees related to the Sarbanes-Oxley requirements, as well as increased royalties related to the increased sales. This increase was partially offset by lower selling expenses resulting from the Company’s revised strategy and operating plan.

Depreciation and Amortization.   Depreciation and amortization expense increased $0.4 million, to $16.9 million for 2004, compared to $16.5 million for 2003. This increase resulted from higher depreciation expense related to our implementation of a disaster recovery system and a new sales tracking system in 2004.

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

To determine a fair value of the intangible asset related to Cognex, the Company performed an internal analysis utilizing a number of factors, including information from an independent valuation. The Company’s analysis resulted in an impairment charge of $4.2 million being recorded as of June 30, 2003. The methodologies used to determine a fair value for Cognex included a combination of a market approach, which used a marketable multiple methodology and a comparable transaction methodology, as well as an income approach, using a discounted cash flow methodology.

The Company believes there were no other intangible asset impairments and there were no other asset write-downs as of December 31, 2004.

Research and Development Expense.   Research and development expense decreased $0.6 million, to $1.5 million for the year ended December 31, 2004, compared to $2.1 million for the year ended December 31, 2003. The decrease in expense was primarily a result of costs incurred in 2003 associated with manufacturing transfers for our Ponstel, Cognex and Furadantin products and development costs for the Prenate line. Research and development expenses for the year ended December 31, 2004 do not include comparable expenses.

Interest Expense.   Interest expense increased $2.3 million, to $2.5 million for the year ended December 31, 2004, compared to $0.2 million for the year ended December 31, 2003. This increase was due to the issuance of a total of $150.0 million, 1.75% senior subordinated contingent convertible notes in March 2004. For the year ended December 31, 2003, the Company had no debt outstanding.

Interest Income.   Interest income increased $3.4 million, to $3.8 million for the year ended December 31, 2004, compared to $0.4 million for the year ended December 31, 2003. This increase in interest income for year ended December 31, 2004 was primarily due to a higher average cash and marketable securities balances as a result of the proceeds from the issuance of the contingent convertible senior subordinated notes in March 2004, as well as positive cash flows generated from operations during 2004.

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

Our cash and cash equivalents were $17.0 million at December 31, 2005, compared to $36.6 million at December 31, 2004. Net cash provided by operating activities for the year ended December 31, 2005 was $20.3 million. This providing of cash resulted from the net income for the year of $39.2 million (adjusted for non-cash depreciation and amortization of $22.7 million, non-cash deferred income tax benefit of $4.2 million), decrease in income tax receivable of $4.9 million as a result of increased taxable income, increase in accrued expenses and other liabilities of $2.6 million, and other miscellanous non-cash transactions of $2.3 million. These providers of cash were partially offset by an increase in accounts receivable of $24.5 million which resulted from our increased sales, other current assets and other assets of $15.5 million related primarily to increased samples for our new products, inventories of $13.1 million related to increased levels for our products and a decrease in accounts payable of $2.5 million.

Our cash and cash equivalents were $36.6 million at December 31, 2004, compared to $33.7 million at December 31, 2003. Net cash provided by operating activities for the year ended December 31, 2004 was $49.5 million. This providing of cash resulted from the net income for the year of $26.6 million, non cash depreciation and amortization of $16.9 million, non-cash tax transactions of $12.5 million, increase in accounts payable of $8.9 million, increase in accrued expenses and other liabilities of $2.4 million and non-cash interest expense of $0.3 million. These providers of cash were partially offset by an increase in accounts receivable of $8.1 million, other current assets and other assets of $4.7 million, inventories of $4.6 million and income taxes receivable of $0.6 million.

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

Net cash used in investing activities for the year ended December 31, 2005 was $31.2 million, compared to net cash used in investing activities for the year ended December 31, 2004 which was $161.3 million. The primary use of cash for investing activities was the purchase of product licenses of $106.0 million for Triglide, Fortamet and Altoprev, the purchase of marketable securities of $20.6 million and the purchase of plant and equipment of $2.2 million. This use of cash was partially offset by the sales of marketable securities of $97.6 million which was used primarily for the purchase of Triglide, Fortamet and Altoprev.

Net cash used in investing activities for the year ended December 31, 2004 was $161.3 million, compared to net cash used in investing activities for the year ended December 31, 2003 which was $11.8 million. The primary use of cash for investing activities was the purchase of marketable securities of $152.4 million. In addition, another use of investing cash during the second quarter of 2004, resulted from the agreement entered into with SkyePharma PLC, granting us the exclusive license to market and distribute a cardiovascular product in the United States. The agreement required us to pay $5.0 million to SkyePharma PLC upon signing the agreement and up to an additional $15.0 million was payable thereafter, all of which were contingent upon milestones related to FDA approval. We have incurred an additional $0.4 million in acquisition costs related to the SkyePharma PLC agreement. We also used $3.5 million for the purchase of property and equipment, primarily for a new sales force automation system. Our business strategy includes the acquisition or licensing of pharmaceutical products and businesses that we believe represent attractive growth opportunities for us in the future. We regularly evaluate acquisition opportunities. Subject to our liquidity and capital resources at any particular time, we may incur commitments in the future to acquire or license pharmaceutical products and businesses.

Net cash used by financing activities for the year ended December 31, 2005 was $4.5 million, compared to cash provided by financing activities of $114.0 million for the year ended December 31, 2004. The primary use of cash from financing activities in 2005 was the repurchase of common stock of $6.5 million. This was partially offset by proceeds from the issuance of common stock of $2.0 million.

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

On February 11, 2003, we entered into a credit agreement for a $20.0 million senior secured revolving credit facility with various lenders and LaSalle Bank National Association, as Administrative Agent. Effective August 11, 2003, we extended the maturity date of the facility to August 11, 2006. Subject to the satisfaction of certain borrowing base requirements, we may from time-to-time borrow monies under the revolving facility for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of our assets. Borrowings bear interest at our option at the base rate in effect from time to time plus an applicable margin or the Eurodollar rate, plus an applicable margin. The applicable margin will vary dependent upon our leverage ratio in effect from time-to-time. As of February 24, 2006, we had no borrowings outstanding under this facility. Fees payable under the revolving facility include a one-time commitment fee of 0.685% of the stated amount of the facility, an unused commitment fee based on funds committed but not borrowed under the revolving facility at rates which vary dependent upon our leverage ratio in effect from time-to-time and letter of credit fees equal to 0.25% per annum of the face amount of letters of credit issued and outstanding under the revolving facility. The revolving facility may be prepaid from time-to-time or terminated at our discretion without penalty.

The revolving loan contains various restrictive covenants, including covenants relative to maintaining financial ratios and earnings levels, limitations on acquisitions, dispositions, mergers and capital expenditures, limitations on incurring additional indebtedness and a prohibition on payment of dividends and certain issuances of our capital stock. As of December 31, 2005 and December 31, 2004, we were in compliance with these financial covenants.

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

In December 2004, the Company, with Board of Directors approval, purchased one million shares of common stock at an aggregate cost of approximately $23.2 million which was at a fair market value equal to the December 10, 2004 closing price of the Company’s common stock as reported by Nasdaq from certain executives and board members and a significant shareholder of the Company. The Company acquired those shares in part, to establish a pool of authorized shares that will be available for contribution to the Company’s Employee Stock Ownership Plan over time as the Company in its discretion deems appropriate.

The Company adopted a new share repurchase program effective August 3, 2005, that authorizes the repurchase of up to $20.0 million of its outstanding shares of common stock over the next twelve months with no periodic sub-limits on the amount of repurchases. This plan replaces all prior share repurchase plans and will expire on August 2, 2006.

In the first quarter of 2005, the Company repurchased 127,169 shares of common stock at an average cost of $16.44 per share, or $2.1 million. In the fourth quarter of 2005, the Company repurchased 300,000 shares of common stock at an average cost of $14.79 per share, or $4.4 million. These shares have been retired.

We expect that our existing sources of working capital or liquidity will be sufficient to enable us to execute our main operational goals of maximizing the sales of our existing products and acquiring companies having such products, accelerating growth by launching line extensions to our current products and acquiring or licensing approved products or late stage development products, as well as any capital requirements necessary to meet these operational goals.

Contractual Obligations (in thousands)

	Payment due by period
Contractual Obligations	Total	2006	2007 - 2008	2009 - 2010	Thereafter
Operating lease obligations	$19,491	$4,902	$8,805	$2,304	$3,480
Purchase obligations	41,340	29,082	7,864	4,163	231
Long-term debt obligations	150,000	—	—	—	150,000
Total	$210,831	$33,984	$16,669	$6,467	$153,711

Operating lease obligations include $3.2 million and $5.4 million in 2006 and 2007-2008, respectively for our corporate fleet vehicles. Also included is the annual lease payment of $0.7 million per annum through May 2009 for the home office space and $25,000 per annum through September 2007 for the Irish office space.

On February 7, 2006, the Company entered into a lease agreement with 485 Properties, LLC to lease 50,994 square feet of office space at Corporate Center V, an office tower located in Atlanta, Georgia. The eight year lease term, cancelable after five years, will commence on or before July 15, 2006 pending the satisfactory completion of certain tenant improvements. Lease rates begin at $1.0 million per year and escalate during the term to $1.2 million for the eighth year. The lease payments under this lease are included in the above chart under operating lease obligations.

The Company will relocate its corporate and administrative functions to the new premises from its current facilities but will continue to maintain its warehouse function at its current facilities pending the identification of new warehouse facilities. The Company will seek to sublet its current facilities to third parties.

Purchase obligations for inventory are based on the unit contractual obligations at the unit cost as of December 31, 2005. Unit prices are subject to increase upon notification by the supplier in the event of increased costs incurred by the supplier.

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

Seasonality

Although our business is generally non-seasonal, sales of certain products, such as cough and cold products, increase between October and March due to the cold and flu season. We expect the impact of seasonality to continue to decrease as we acquire or obtain licenses for products that treat chronic conditions. However, we anticipate that the seasonality may continue to affect sales of certain existing products for the foreseeable future. Sales of our cough and cold products for the years ended

December 31, 2003, 2004 and 2005 accounted for 19%, 11% and 2%, respectively, of our total sales for such year.

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

Recent Accounting Pronouncements

In July 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of a proposed interpretation, Accounting for Uncertain Tax Positions-an Interpretation of FASB Statement No. 109 (“SFAS No. 109”). This interpretation would apply to all open tax positions accounted for in accordance with SFAS No. 109, including those acquired in business combinations. It is a proposed asset recognition approach to apply a dual threshold for uncertain tax positions. The interpretation would allow the recognition of a tax benefit when it is probable that it could be sustained upon audit. The interpretation defines “probable” as it is defined in SFAS No. 5, “Accounting for Contingencies.” While they have not addressed the effective date, it will not be effective for year-ended 2005 under their current plans. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under ABP Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. The standard is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS no. 153 did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued Statement 123 (revised 2004), “Share-Based Payment.” The standard eliminates the disclosure-only election under FAS 123 and requires the recognition of compensation expense for stock options and other forms of equity compensation based on the fair value of the instruments on the date of grant. SFAS 123R is effective for equity compensation expense in fiscal years beginning after December 15, 2005 and we will adopt it prospectively on January 1, 2006. See Note 1 for the disclosures of the pro forma dilutive impact on net income and earnings per share of expensing stock options based on the Black-Scholes Model.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks that arise in the ordinary course of business. A discussion of the Company’s primary market risk exposure is presented below.

Foreign Currency Exchange Risk

Our purchases of Nitrolingual from Pohl-Boskamp, our purchases of Triglide from Skyepharma and our purchases of Sular from Bayer are made in Euros or are otherwise impacted by fluctuations in the US dollar—Euro exchange rate. Although we did not enter into any forward contracts in 2005, we may eliminate risks from foreign currency fluctuations after the time of shipment of product by entering into forward contracts for these purchases of inventory at the time of product shipments. The Company’s earnings and cash flows could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies.

Market Risk on Investments

The fair value of our investment portfolio would be negatively affected by an increase in interest rates. Since the majority of the Company’s investments are fixed rate interest-bearing securities and therefore subject to the market risk of loss in market value from an increase in rates or a change in the underlying risk of the issuers of the notes, the Company’s future earnings and cash flows could be affected adversely if the Company were to sell the securities prior to their maturity date. There were $0.7 million in realized losses from sale of investments in the year ended December 31, 2005. At December 31, 2005, the Company had total net unrealized losses from marketable securities of $2.0 million.

Market Risk on Variable Rate Debt

In connection with borrowings incurred under the senior secured revolving credit facility arranged by LaSalle Bank, N.A., we could experience market risk with respect to changes in the general level of the interest rates and its effect upon our interest expense. Borrowings under this facility bear interest at variable rates. Because such rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, our present exposure to interest rate fluctuations is primarily dependent on rate changes that may occur while borrowings under the senior secured credit facility are outstanding. As of February 17, 2006 there was no debt outstanding under this facility.

Market Risk on Fixed Rate Debt

The Company’s long-term fixed interest rate senior subordinated contingent convertible notes are also subject to market risk. Fixed rate debt outstanding at December 31, 2005 was $150 million with an interest rate of 1.75%. All other things being equal, the fair market value of the Company’s fixed rate debt will increase as rates decline and will decrease as rates rise. The fixed rate notes outstanding totaling $150.0 million at December 31, 2005 had a fair value of $138.1 million based on quoted market rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth at the pages indicated in Item 15(a) below.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 22, 2005, our audit committee unanimously voted to terminate the engagement of Deloitte & Touche LLP as the Company’s independent registered public accounting firm, and to engage BDO Seidman, LLP as our independent registered public accounting firm. On March 28, 2005, we filed a Form 8-K describing this action.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of First Horizon’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this report. Our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Management’s Report on Internal Control over Financial Reporting

Statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Statement of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the Company’s most recent fiscal year.

Our internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements. Based on our evaluation of our internal control over financial reporting for the period for which this report is filed, our management, including our President and Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2005. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within First Horizon have been or will be detected. Even effective internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation. Furthermore, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time. Our management, including our President and Chief Executive Officer and Chief Financial Officer, does not expect that our controls and procedures will prevent all errors.

Statement identifying the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

In order to ensure that our internal control over financial reporting is effective, management is responsible for regularly assessing such controls and did so most recently for its financial reporting as of December 31, 2005. We are committed to a continuing process of identifying, evaluating and implementing improvements to the effectiveness of our disclosure and internal controls and procedures. Our management based its assessment of the effectiveness of our internal control over financial reporting on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control—Integrate Framework. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses.

Statement that the registered public accounting firm that audited the Company’s financial statements included in the annual report has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

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

Our management has issued a report of its assessment of internal control over financial reporting which is included herein. BDO Seidman, LLP, our independent registered public accounting firm, audited management’s assessment of the effectiveness of internal control over financial reporting and, based on that audit, issued their report which is included below.

Changes in internal control our financial reporting.

Our management has not identified any changes in our internal controls over financial reporting during our fourth fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
First Horizon Pharmaceutical Corporation
Atlanta, Georgia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included at Item 9A, that First Horizon Pharmaceutical Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated February 22, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ BDO Seidman LLP
Atlanta, Georgia
February 22, 2006

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is incorporated by reference from our Proxy Statement for the 2006 Annual Meeting of Stockholders under the headings “Proposal 1—Election of Class B Directors,” and “Proposal 1—Directors and Executive Officers” in our Proxy Statement for our 2006 Annual Meeting of Stockholders or in a subsequent amendment to this Report. Information regarding compliance by our directors and executive officers and owners of more than 10% of First Horizon’s common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth in and incorporated by reference from our Proxy Statement for the 2006 Annual Meeting of Stockholders under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” or in a subsequent amendment to this Report.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from our Proxy Statement for the 2006 Annual Meeting of Stockholders under the heading “Executive Compensation” or in a subsequent amendment to this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference from our Proxy Statement for the 2006 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management” or in a subsequent amendment to this Report. See also Part II, Item 5 “Market for Registrant’s Common Equity and Related Stockholder Matter-Equity Compensation Plan Information” of this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference from our Proxy Statement for the 2006 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” or in a subsequent amendment to this Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from our Proxy Statement for the 2006 Annual Meeting of Stockholders under the heading “Independent Accountant Matters” or in a subsequent amendment to this Report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)                    Financial Statements filed as part of this Report:

(a)(2)                    Documents filed as a part of this report:

Exhibit Number		Description
3.1(1)	—	Restated Certificate of Incorporation of the Registrant, as amended
3.2(2)	—	Amended and Restated Bylaws of the Registrant
3.3(10)	—	Amendment to the Amended and Restated Bylaws of the Registrant
4.1(3)	—	Form of Stock Certificate
4.2(5)	—	Shareholder Protection Rights Agreement
4.3(11)	—	Indenture with Deutsche Bank Trust Company Americas dated as of March 8, 2004
10.1(4)	—	1997 Non-Qualified Stock Option Plan
10.2(3)	—	2000 Stock Plan
10.3(6)	—	Amended and Restated 2002 Stock Plan
10.4(3)	—	Form of Nonqualified Stock Option Agreement
10.5(7)	—	Lease Agreement dated December 31, 2001 between the Registrant and Castle Investment Company, Inc.
10.6(3)	—	Form of Indemnity Agreement between the Registrant and its Directors and Executive Officers
10.7(8)	—	Asset Purchase Agreement dated February 12, 2002 between the Registrant and AstraZeneca UK Limited
10.8(8)	—	Distributorship Agreement dated December 12, 2001 between the Registrant and Bayer AG
10.9(7)	—	Trademark Purchase and Assignment Agreement dated December 13, 2001 by and between the Registrant and Bayer Aktiengellschaft
10.10(7)	—	First Amendment to Asset Purchase Agreement dated January 17, 2002 between the Registrant and Sanofi-Synthelabo Inc.
10.11(2)	—	2003 Nonqualified Stock Option Plan
10.12*	—	Amended and Restated Employment Agreement dated January 24, 2006 between the Registrant and Patrick Fourteau
10.13*	—	Amended and Restated Employment Agreement dated January 24, 2006 between the Registrant and Darrell Borne
10.14(11)	—	Employment Agreement dated December 30, 2004 between the Registrant and Leslie Zacks
10.15(11)	—	Employment Agreement between the Registrant and Michael Mavrogordato dated October 27, 2004
10.16(11)	—	Employment Agreement between the Registrant and Sam Gibbons dated October 16, 2004

10.17(9)+	—	Inventory Management Agreement dated June 10, 2003 by and between the Registrant and McKesson Corporation
10.18(9)+	—	Inventory Management Agreement dated February 5, 2003 by and between the Registrant and Cardinal Health
10.19(9)+	—	Inventory Management Agreement dated June 16, 2003 by and between the Registrant and AmerisourceBergen Drug Corporation
10.20(9)	—	Credit Agreement dated February 11, 2003 among the Registrant, the Lenders party thereto from time to time, LaSalle Bank National Association, as Administrative Agent
10.21(9)	—	First Amendment dated March 3, 2003 to Credit Agreement dated February 11, 2003 among the Registrant, LaSalle Bank National Association, as Administrative Agent, and Lenders signatory thereto
10.22(9)	—

Second Amendment and Waiver dated August 11, 2003 to Credit Agreement dated February 11, 2003 among the Registrant, LaSalle Bank National Association, as Administrative Agent, and Lenders signatory thereto

10.23(10)	—	Registration Rights Agreement with Deutsche Bank Securities Inc. and UBS Securities LLC dated as of March 8, 2004
10.24(11)+	—	Distribution and Inventory Management Services Agreement between the Registrant and Cardinal Health dated as of January 1, 2005
10.25(11)+	—	Amendment of Distribution and Inventory Management Services Agreement between the Registrant and McKesson Corporation dated as of June 10, 2004
10.26*	—	Executive Compensation Table
10.27*	—	Director Compensation Table
10.28(12)+	—	Agreement to License and Purchase, dated March 2, 2005, by and between the Registrant, Andrx Labs, LLC, and the other seller entities listed therein
10.29(12)+	—	Manufacturing and Supply Agreement, dated March 28, 2005, by and between the Registrant and Andrx Pharmaceuticals, Inc.
10.30(12)+	—	License Agreement, dated March 28, 2005, by and between the Registrant and Andrx Pharmaceuticals, Inc., Andrx Labs, LLC, Andrx Laboratories (NJ), Inc., and Andrx EU, Ltd
10.31*+	—	Amendment to Distribution and Inventory Management Services Agreement between the Registrant and Cardinal Health dated December 16, 2005
10.32*+	—	Second Amendment to Inventory Management Agreement between the Registrant and McKesson Corporation dated November 21, 2005
10.33*+	—	Amendment to New Distribution Agreement between the Registrant and Bayer Healthcare Aktiengesellschaft dated December 7, 2005
10.34*	—	Lease Agreement between the Registrant and 485 Properties, LLC dated February 7, 2006
10.35*	—	Accelerated Vesting Plan dated January 24, 2006
10.36*+	—	Amended and Restated Manufacturing and Supply Agreement between the Registrant and Patheon Inc. dated January 1, 2004
14.1*	—	Code of Business Conduct and Ethics
21.1*	—	Subsidiaries of the Registrant
23.1*	—	Consent of Deloitte & Touche LLP
23.2*	—	Consent of BDO Seidman, LLP
31.1*	—	Certification of Chief Executive Officer and President
31.2*	—	Certification of Chief Financial Officer
32.1*	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith.

+                The Registrant has requested confidential treatment of portions of this exhibit pursuant to Rule 24(b)-2 of the Securities Exchange Act of 1934.

(1)          Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 000-30123).

(2)          Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 000-30123).

(3)          Incorporated by reference from the Registrant’s Form S-1 filed on February 18, 2000 (Commission File No. 333-30764).

(4)          Incorporated by reference from the Registrant’s Form S-8 (Commission File No. 333-40856).

(5)          Incorporated by reference from the Registrant’s Form 8 filed on July 16, 2002 (Commission File No. 000-30123).

(6)          Incorporated by reference from the Registrant’s Proxy Statement for its May 7, 2004 Annual Meeting.

(7)          Incorporated by reference from the Registrant’s Form S-1 filed on March 5, 2002 (Commission File No. 333-83698).

(8)          Incorporated by reference from the Registrant’s Form S-1 filed on March 5, 2002 (Commission File No. 333-83698). The Registrant has requested confidential treatment for certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended.

(9)          Incorporated by reference from the Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File No. 000-30123).

(10)   Incorporated by reference from the Registrant’s Form 8-K filed on March 9, 2004 (Commission File No. 000-30123).

(11)   Incorporated by reference from the Registrant’s Form 10-K for the year ended December 31, 2004 (Commission File No. 000-30123).

(12)   Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 000-30123).

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST HORIZON PHARMACEUTICAL CORPORATION
February 27, 2006	By:	/s/ PATRICK P. FOURTEAU
Patrick P. Fourteau Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

/s/ PATRICK P. FOURTEAU	Director, Chief Executive Officer and	February 27, 2006
Patrick P. Fourteau	President (principal executive officer)

/s/ DARRELL BORNE	Chief Financial Officer, Treasurer and	February 27, 2006
Darrell Borne	Secretary (principal financial and accounting officer)

/s/ DR. JOHN N. KAPOOR	Chairman of the Board	February 27, 2006
Dr. John N. Kapoor

/s/ JON S. SAXE	Director	February 27, 2006
Jon S. Saxe

/s/ PIERRE LAPALME	Director	February 27, 2006
Pierre Lapalme

/s/ JERRY N. ELLIS	Director	February 27, 2006
Jerry N. Ellis

/s/ PATRICK J. ZENNER	Director	February 27, 2006
Patrick J. Zenner

/s/ WILLIAM J. ROBINSON	Director	February 27, 2006
William J. Robinson

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
First Horizon Pharmaceutical Corporation
Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of First Horizon Pharmaceutical Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule as it relates to the year ended December 31, 2005, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BDO Seidman, LLP
Atlanta, Georgia
February 22, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
First Horizon Pharmaceutical Corporation
Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of First Horizon Pharmaceutical Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15 as it relates to the information as of December 2004 and 2003 and for the years then ended. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule as it relates to the information as of December 2004 and 2003 and for the years then ended, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 11, 2005

FIRST HORIZON PHARMACEUTICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$17,043	$36,586
Marketable securities	82,757	160,636
Accounts receivable, net of allowances of $2,427 and $749 December 31, 2005 and December 31, 2004, respectively	48,353	23,833
Inventories	28,924	15,824
Income taxes receivable	547	5,438
Current deferred tax assets	3,705	3,419
Other current assets	23,059	7,581
Total current assets	204,388	253,317
Property and equipment, net	5,148	5,110
Other assets:
Intangibles, net	315,798	229,953
Other	4,371	10,104
Total other assets	320,169	240,057
Total assets	$529,705	$498,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payable	$12,093	$14,569
Accrued expenses	18,482	20,508
Total current liabilities	30,575	35,077
Long-term liabilities:
Convertible debt	150,000	150,000
Deferred tax liabilities	8,803	4,404
Other long-term liabilities	191	594
Total liabilities	189,569	190,075
COMMITMENTS AND CONTINGENCIES (NOTE 11 and 12)
Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized and none outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,907,376 and 36,087,044 issued at December 31, 2005 and December 31, 2004, respectively	36	36
Additional paid-in capital	292,639	288,335
Retained earnings	82,524	43,315
Deferred compensation	(7,489)	—
Accumulated other comprehensive loss	(4,384)	(87)
Stockholders’s equity before treasury stock	363,326	331,599
Less: Treasury stock at cost,
Common stock, 1,000,000 shares at December 31, 2005 and 2004	(23,190)	(23,190)
Total stockholders’ equity	340,136	308,409
Total liabilities and stockholders’ equity	$529,705	$498,484

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2005	2004	2003
Net revenues	$216,358	$151,967	$95,305
Operating costs and expenses:
Cost of revenues (exclusive of items shown separately below)	33,331	29,082	17,734
Selling, general and administrative expense	97,386	66,773	57,822
Depreciation and amortization	22,666	16,907	16,489
Impairment charge	—	—	4,152
Research and development expense	4,075	1,546	2,085
Total operating costs and expenses	157,458	114,308	98,282
Operating income (loss)	58,900	37,659	(2,977)
Other income (expense):
Interest expense	(3,013)	(2,480)	(194)
Interest income	3,209	3,802	393
Other	(710)	(12)	(3)
Total other income (expense)	(514)	1,310	196
Income (loss) before provision for income taxes	58,386	38,969	(2,781)
(Provision) benefit for income taxes	(19,177)	(12,415)	1,043
Net income (loss)	$39,209	$26,554	$(1,738)
Other comprehensive income (loss), net of taxes	(4,297)	(401)	264
Comprehensive income (loss)	$34,912	$26,153	$(1,474)
Net income (loss) per common share:
Basic earnings (loss) per common share	$1.12	$0.74	$(0.05)
Diluted earnings (loss) per common share	$0.97	$0.66	$(0.05)
Weighted average common shares outstanding:
Basic	35,102	35,761	35,092
Diluted	42,514	42,429	35,092

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

								Accumulated
					Additional			Other
	Treasury Stock		Common Stock		Paid-in	Deferred	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Total
BALANCE, December 31, 2002	—	$ —	35,436,629	$ 35	$ 287,306	$ (207)	$ 18,499	$ 50	$ 305,683
Stock options exercised	—	—	1,093,007	1	2,552	—	—	—	2,553
Employee stock purchase plan	—	—	35,031	—	115	—	—	—	115
Shares repurchased and retired	—	—	(969,225)	—	(3,004)	—	—	—	(3,004)
Tax benefit from nonqualified stock option exercises	—	—	—	—	1,697	—	—	—	1,697
Deferred compensation	—	—	—	—	—	207	—	—	207
Net loss	—	—	—	—	—	—	(1,738)	—	(1,738)
Other comprehensive income	—	—	—	—	—	—	—	264	264
BALANCE, December 31, 2003	—	$ —	35,595,442	$ 36	$ 288,666	$ —	$ 16,761	$ 314	$ 305,777
Stock options exercised	—	—	1,537,688	1	11,331	—	—	—	11,332
Employee stock purchase plan	—	—	10,921	—	129	—	—	—	129
Shares repurchased and retired	—	—	(1,057,007)	(1)	(19,232)	—	—	—	(19,233)
Tax benefit from nonqualified stock option exercises	—	—	—	—	7,441	—	—	—	7,441
Shares repurchased for treasury	(1,000,000)	(23,190)	—	—	—	—	—	—	(23,190)
Net income	—	—	—	—	—	—	26,554	—	26,554
Other comprehensive loss	—	—	—					(401)	(401)
BALANCE, December 31, 2004	(1,000,000)	$ (23,190)	36,087,044	$ 36	$ 288,335	$ —	$ 43,315	$ (87)	$ 308,409
Stock options exercised	—	—	244,077	—	1,945	—	—	—	1,945
Employee stock purchase plan	—	—	3,424	—	56	—	—	—	56
Shares repurchased and retired	—	—	(427,169)	—	(6,534)	—	—	—	(6,534)
Tax benefit from nonqualified stock option exercises	—	—	—	—	997	—	—	—	997
Deferred Compensation	—	—	—	—	7,840	(7,489)	—	—	351
Net income	—	—	—	—	—	—	39,209	—	39,209
Other comprehensive loss	—	—	—	—	—	—	—	(4,297)	(4,297)
BALANCE, December 31, 2005	(1,000,000)	$ (23,190)	35,907,376	$36	$292,639	$(7,489)	$82,524	$(4,384)	$340,136

The change in accumulated other comprehensive income (loss), net of tax, for the year ended December 31 is as follows (in thousands):

	2005	2004	2003
Market value adjustments for investments	$ (163)	$ (1,087)	$ 7
Foreign currency translation	(4,134)	686	257
Total change in other comprehensive income (loss), net of tax	$ (4,297)	$ (401)	$ 264

Accumulated other comprehensive income (loss), net of tax, for the year ended December 31 is as follows (in thousands):

	2005	2004
Market value adjustments for investments	$ (1,243)	$ (1,080)
Foreign currency translation	(3,141)	993
Total other comprehensive income (loss), net of tax	$ (4,384)	$ (87)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$39,209	$26,554	$(1,738)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22,666	16,907	16,489
Impairment charge	—	—	4,152
Non-cash interest expense	336	293	77
Realized loss on marketable securities	684	—	—
Deferred income tax benefit	4,195	5,018	2,084
Non-cash compensation expense	351	—	207
Loss on disposal of property and equipment	—	—	12
Reduction in taxes payable—stock option exercises	997	7,441	1,697
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(24,520)	(8,074)	145
Inventories	(13,100)	(4,636)	6,256
Other current assets and other assets	(15,507)	(4,712)	573
Income taxes receivable	4,891	(599)	(4,839)
Accounts payable	(2,476)	8,908	(3,942)
Accrued expenses and other liabilities	2,571	2,387	(22,760)
Net cash provided by (used in) operating activities	20,297	49,487	(1,587)
Cash flows from investing activities:
Purchase of products	(105,925)	—	—
Advance payments for product licenses	—	(5,426)	—
Purchase of property and equipment	(2,198)	(3,484)	(1,791)
Proceeds from sales of marketable securities	97,576	—	—
Purchase of marketable securities	(20,626)	(152,422)	(9,985)
Net cash used in investing activities	(31,173)	(161,332)	(11,776)
Cash flows from financing activities:
Capitalized financing costs incurred	—	(5,015)	(245)
Proceeds from long-term debt	—	150,000	—
Net proceeds from issuance of common stock	2,001	11,461	2,668
Acquisition of treasury stock	—	(23,190)	—
Repurchase of common stock	(6,534)	(19,233)	(3,004)
Net cash provided by (used in) financing activities	(4,533)	114,023	(581)
Effects of foreign currency exchange rates on cash	(4,134)	686	257
Net change in cash and cash equivalents	(19,543)	2,864	(13,687)
Cash and cash equivalents, beginning of period	36,586	33,722	47,409
Cash and cash equivalents, end of period	$17,043	$36,586	$33,722

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

First Horizon Pharmaceutical Corporation (the “Company’’), a Delaware Corporation, is a specialty pharmaceutical company that markets, develops and sells brand name prescription products. The Company’s key products focus on two therapeutic categories, Cardiology and Women’s Health.

The Company’s current operating plan focuses first on maximizing the sales of its existing product portfolio. The Company also plans to accelerate growth by launching line extensions to its current products and by acquiring or licensing approved products or late stage development products and other businesses. The Company plans to focus on products that complement its Cardiology and Women’s Health categories that will allow the Company to leverage its existing sales force infrastructure.

The Company currently markets and sells 15 products, eight of which are actively promoted and accounted for approximately 89% of total sales for the year ended December 31, 2005. The Company promotes its products through its nationwide sales and marketing force, targeting high-prescribing primary care physicians, endocrinologists, cardiologists, obstetricians and gynecologists.

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

Revenue Deductions. Rebate costs, which are recorded as a reduction of sales, include estimated amounts for volume rebate programs, contractual price reductions with wholesalers and managed care providers, and certain other sales related deductions. Provision for these estimated costs are recorded at the time of sale and are periodically adjusted to reflect actual experiences.

Product Returns. The Company’s customers generally may return product from six months prior to the expiration date of the product until twelve months after expiration. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists,” a provision for these estimated returns is recorded at the time of sale based on historical returns of the product, product specific information provided by customers and information obtained from independent sources regarding the levels of inventory being held by customers, as well as overall purchasing patterns by customers. The provision is periodically adjusted to reflect actual experience. These costs are recorded as a reduction of sales.

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

Cost               of Revenues. Cost of revenues is comprised of purchased product costs and freight out. Costs related to freight-out totaled $0.3 million, $0.5 million and $0.5 millions for the years ended December 31, 2003, 2004 and 2005, respectively. The Company does not bill customers for freight costs.

Royalties. The Company pays royalties on the sale of certain products. These costs are included in selling, general and administrative expenses in the accompanying statements of operations. Total royalties were $3.6 million, $5.4 million and $14.9 million for the years ending December 31, 2003, 2004 and 2005, respectively.

Research and Development. Research and development expenses consist primarily of costs incurred to develop formulations, engage contract research organizations to conduct clinical studies, test products under development and engage medical and regulatory consultants. The Company expenses all research and development costs as incurred. Research and development costs were $2.1 million, $1.5 million and $4.1 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Cash and Cash Equivalents. The Company considers only those investments that are highly liquid, and readily convertible to cash with an original maturity of three months or less to be cash equivalents.

Financial Instruments. The Company classifies its existing marketable securities as available-for-sale. These securities are carried at fair market value based on current market quotes, with unrealized gains and losses reported in stockholders equity as a component of accumulated other comprehensive income (loss). Gains or losses on securities sold are based on the specific identification method. The Company’s policy is to only invest in high-grade corporate bonds, government agencies and municipalities. The Company reviews its investment portfolio as deemed necessary and, where appropriate, adjusts individual securities for other-than-temporary impairments. The Company does not hold securities for speculative or trading purposes.

The Company’s $150.0 million senior subordinated contingent convertible debt had a fair value of $180.6 million at December 31, 2004 and $138.1 million at December 31, 2005 based on quoted market rates.

The Company’s carrying value of other financial instruments approximates fair value due to the short maturity of those instruments.

Concentration of Credit Risk. The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors and retail pharmacy chains throughout the U.S. The Company is required to estimate the level of accounts receivable which ultimately will not be paid. The Company calculates this estimate based on prior experience supplemented by a periodic customer specific review when needed. Historically, the Company has not experienced significant credit losses on its accounts. The Company’s three largest customers accounted for approximately 69% and 66% of accounts receivable at December 31, 2004 and 2005, respectively.

The mix of sales of the Company’s products changes as products are added. On a combined basis, products with sales greater than 10% of the Company’s sales comprised approximately 86%, 75% and 73% of total sales for the years ended December 31, 2003, 2004 and 2005, respectively.

The following table presents a summary of sales to significant customers as a percentage of the Company’s total revenues:

Customer	2005	2004	2003
McKesson Corporation	30%	31%	29%
Cardinal Health, Inc.	23	25	22
AmerisourceBergen Corporation	10	22	18

The Company’s international sales represent less than 1% of sales for the periods presented.

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

The following presents revenues for prescription products by area of treatment for the years ended December 31, 2003, 2004 and 2005, respectively (in thousands):

	2005	2004	2003
Cardiovascular	$144,547	$75,252	$43,627
Women’s Health(1)	46,614	22,155	17,070
Non Promoted(1)	25,197	54,560	34,608
Net Revenues	$216,358	$151,967	$95,305

(1)          2004 and 2003 amounts have been adjusted to conform to the 2005 promoted products.

Inventories. Inventories consist of purchased pharmaceutical products and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method, and market is considered to be net realizable value. Inventories consist of finished product and bulk product awaiting processing and packaging into finished product. Inventories, net of reserves of $0.9 million and $0.5 million at December 31, 2004 and 2005, respectively, at December 31, 2004 and 2005 consisted of (in thousands):

	2005	2004
Bulk product	$2,406	$6,882
Finished product	26,518	8,942
Total inventories	$28,924	$15,824

Samples. Samples primarily consist of product samples used in the sales and marketing efforts of the Company’s products and are included in other current assets in the Company’s consolidated balance sheet. Samples are expensed upon distribution as a selling expense. Sample inventories, net of reserves of $0.5 million and $0.1 million at December 31, 2004 and 2005, respectively, at December 31, 2004 and 2005 were $1.9 million and $9.7 million, respectively.

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

Depreciation is provided for on the straight-line basis over the estimated useful lives of the assets as follows:

Office equipment, furniture and fixtures	5 to 7 years
Computer hardware and software	3 to 5 years
Leasehold improvements	useful life of asset or term of lease

The components of property and equipment at December 31, 2004 and 2005 are as follows (in thousands):

	2005	2004
Office equipment, furniture and fixtures	$572	$607
Computer hardware and software	7,175	5,551
Leasehold improvements	716	715
Property and equipment, gross	8,463	6,873
Less accumulated depreciation	(3,315)	(1,763)
Property and equipment, net	$5,148	$5,110

Depreciation expense related to property and equipment for the years ended December 31, 2003, 2004 and 2005 was $0.6 million, $1.2 million and $2.1 million, respectively.

In the event that facts and circumstances indicate that the carrying amounts of property and equipment may be impaired, an evaluation of recoverability is performed using the estimated future undiscounted cash flows associated with the asset compared to the asset’s carrying amount to determine if a write-down is required, pursuant to the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and its related interpretations. Any impairment loss is measured as the difference between the carrying amount and the fair value of the impaired asset. The Company believes there are no impaired assets as of December 31, 2005.

Intangible Assets. Intangible assets, which include license rights, tradenames, managed care contracts and distribution, manufacturing and supply agreements, are stated at cost, net of accumulated amortization. These costs are capitalized and amortized on a straight-line basis over the estimated periods benefited by the asset (1 to 20 years). Amortization of such assets, excluding distribution, manufacturing and supply agreements, is included in depreciation and amortization expense in the accompanying statements of operations. Amortization expense for the years ended December 31, 2003, 2004 and 2005 totaled $15.9 million, $15.7 million and $20.6 million, respectively. These distribution, manufacturing and supply agreements are discussed in more detail in Notes 9 and 11.

In accordance with SFAS No. 144, the Company continually reevaluates the propriety of the carrying amount of the definite lived intangibles as well as the related amortization period to determine whether current events and circumstances warrant adjustments to the carrying values and/or estimates of useful lives. This evaluation is performed using the estimated projected future undiscounted cash flows associated with the asset compared to the asset’s carrying amount to determine if a write-down is required. To the extent such projections indicate that the undiscounted cash flows are not expected to be adequate to recover the carrying amounts, the assets are written down to fair value as determined by discounting future cash flows.

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

To determine a fair value of the intangible asset related to Cognex, the Company performed an internal analysis utilizing a number of factors, including information from an independent valuation. The Company’s analysis resulted in an impairment charge of $4.2 million being recorded as of June 30, 2003. The methodologies used to determine a fair value for Cognex included a combination of a market approach, which used a marketable multiple methodology and a comparable transaction methodology, as well as an income approach, using a discounted cash flow methodology.

The Company believes there are no other intangible asset impairments and there were no other asset write-downs as of December 31, 2005.

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

Advertising Costs. The Company charges the costs of advertising to expense as incurred. Advertising expenses were $7.3 million, $5.1 million and $11.2 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Foreign Currency Exposure. Certain of the Company’s product purchases and sales are denominated in foreign currencies. Gains or losses on foreign currency transactions are included in income as incurred. The Company at its discretion enters into short term forward foreign exchange contracts in relation to certain purchases of three of its products. Historically, these forward contracts are not designated as hedging instruments and as such, any change in fair value while open is recognized currently in income. This gain or loss offsets the transaction gain or loss on the underlying foreign denominated payables. Foreign denominated payables, receivables and open exchange contracts as of December 31, 2004 and 2005 were not material.

Stock Based Compensation. At December 31, 2005, the Company had four stock-based employee compensation plans, which are described more fully in Note 7.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for all stock options issued to employees. Accordingly, the Company records compensation expense for any stock option grants with exercise prices lower than fair value, recognized ratably over the vesting period. The Company has recognized compensation expense related to stock option and restricted share grants of $0.2 million, $0.0 million and $0.4 million in the years ended December 31, 2003, 2004 and 2005, respectively.

All options granted in the years ended December 31, 2003, 2004 and 2005 have been granted at exercise prices equal to fair market value at the date of grant.

The weighted average fair value of options granted during 2003, 2004 and 2005 is estimated at $5.37, $15.70 and $18.14 per share, respectively. The value of options is estimated on the date of the grant using the following weighted average assumptions:

	2005	2004	2003
Risk-free interest rate	3.89%	3.40%	2.96%
Expected dividend yield	—	—	—
Expected lives	5 years	5 years	5 years
Expected volatility	115.2%	125.1%	134.2%

In 2005, the Company issued Restricted Stock to the Board of Directors, executives and other employees. Issuances in 2005 were as follows:

Date of Issuance	Shares Issued	Price of Shares
May 31, 2005	12,500	$18.76
October 31, 2005	530,000	$14.35

These shares will vest 25% annually over four years. For the years ended December 31, 2003, 2004 and 2005 the Company recorded $0.0 million, $0.0 million and $0.4 million in deferred compensation expense related to the restricted shares, respectively.

Had compensation costs for the Company’s options been determined using the Black Scholes option-pricing models prescribed by SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s pro forma net income (loss) per common share would have been reported as follows (in thousands, except per share amounts):

	2005	2004	2003
Net income (loss):
As reported	$39,209	$26,554	$(1,738)
Add: Stock based compensation expense recorded	351	—	207
Deduct: Total stock-based employee compensation expense determined under fair value based for all awards, net of related tax effects	(2,339)	(2,054)	(1,784)
Pro forma	37,221	$24,500	$(3,315)
Net income (loss) per common share—basic:
As reported	$1.12	$0.74	$(0.05)
Pro forma	$1.06	$0.69	$(0.09)
Net income (loss) per common share—diluted:
As reported	$0.97	$0.66	$(0.05)
Pro forma	$0.92	$0.61	$(0.09)

Earnings Per Share. As required by SFAS No. 128, “Earnings Per Share,” the Company has presented basic and diluted earnings per common share amounts in the accompanying financial statements. Basic earnings per common share are calculated based on the weighted average common shares outstanding during the year. Diluted earnings per common share are calculated similarly to basic earnings per common share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and contingent convertible notes that are dilutive were exercised or converted and that the proceeds from such exercises, if any, were used to acquire shares of common stock at the average market price during the period.

Below is the calculation of basic and diluted net income per common share (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net income (loss)	$39,209	$26,554	$(1,738)
Add: Interest expense on contingent convertible debt (net of tax)	1,929	1,590	—
Adjusted net income (loss)	$41,138	$28,144	$(1,738)
Weighted average common shares outstanding—basic	35,102	35,761	35,092
Dilutive effect of stock options and restricted stock	640	1,121	—
Dilutive effect of contingent convertible debt	6,772	5,547	—
Weighted average common shares outstanding—diluted	42,514	42,429	35,092
Basic net income (loss) per share	$1.12	$0.74	$(0.05)
Diluted net income (loss) per share	$0.97	$0.66	$(0.05)

The number of outstanding options (in thousands), which are excluded from the above calculation as their impact would be anti-dilutive, are 3.8 million, 0.7 million and 0.7 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Foreign Currency Translation. Assets and liabilities for non-U.S. subsidiaries are translated from local currencies to U.S. dollars using exchange rates at the end of the period. Results of operations for non-U.S. subsidiaries are translated using average exchange rates for the period. Adjustments resulting from the translation process are reported in a separate component of stockholders’ equity and are not included in the determination of the results of operations.

Supplemental Cash Flow Disclosures. Supplemental cash flow information for the years ended December 31, 2003, 2004 and 2005 was as follows (in thousands):

	2005	2004	2003
Cash paid for taxes	$8,276	$5,682	$4,856
Cash paid for interest	$2,957	$1,362	$114

New Accounting Pronouncements

In July 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of a proposed interpretation, Accounting for Uncertain Tax Positions-an Interpretation of FASB Statement No. 109 (“SFAS No. 109”). This interpretation would apply to all open tax positions accounted for in accordance with SFAS No. 109, including those acquired in business combinations. It is a proposed asset recognition approach to apply a dual threshold for uncertain tax positions. The interpretation would allow the recognition of a tax benefit when it is probable that it could be sustained upon audit. The interpretation defines “probable” as it is defined in SFAS No. 5, “Accounting for Contingencies.” While they have not addressed the effective date, it will not be effective for year-ended 2005 under their current plans. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under ABP Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. The standard is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS no. 153 did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued Statement 123 (revised 2004), “Share-Based Payment.” The standard eliminates the disclosure-only election under FAS 123 and requires the recognition of compensation expense for stock options and other forms of equity compensation based on the fair value of the instruments on the date of grant. SFAS 123R is effective for equity compensation expense in fiscal years beginning after December 15, 2005 and we will adopt it prospectively on January 1, 2006. See above for the disclosures of the pro forma dilutive impact on net income and earnings per share of expensing stock options based on the Black-Scholes Model.

2. CREDIT FACILITY

On February 11, 2003, the Company entered into a $20.0 million senior secured revolving credit facility with various lenders and LaSalle Bank National Association, as administrative agent. Borrowings may be used for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company’s assets. Borrowings bear interest at the Company’s option at the base rate in effect from time to time plus an applicable margin or the Eurodollar rate, plus an applicable margin. The applicable margin will vary dependent upon the Company’s leverage ratio in effect from time to time. The revolving facility matures on August 11, 2006. The revolving loan contains various covenants, including covenants relative to maintaining financial ratios and earnings levels, limitations on acquisitions, dispositions, mergers and capital expenditures, limitations on incurring additional indebtedness and a prohibition on payment of dividends and certain issuances of capital stock. In the year ended December 31, 2005, the Company utilized the senior secured revolving credit facility, however as of December 31, 2005 the Company had repaid all borrowings on this senior secured revolving credit facility.

3. MARKETABLE SECURITIES

The Company classifies its existing marketable securities as available-for-sale. All available-for-sale securities are classified as current as the Company has the ability to use them for current operating and investing purposes. There was $0.7 million in realized losses in the year ended December 31, 2005. At December 31, 2005, the Company had total net unrealized losses from marketable securities of $2.0 million.

The carrying amount of available-for-sale securities and their approximate fair values at December 31, 2005 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal agency obligations	$58,227	$—	$(1,349)	$56,878
Corporate bonds	26,520	—	(641)	25,879
Total	$84,747	$—	$(1,990)	$82,757

The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of December 31, 2005 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Federal agency obligations	$1,758	$(43)	$55,120	$(1,306)	$56,878	$(1,349)
Corporate bonds	2,053	(39)	23,826	(602)	25,879	(641)
Total	$3,811	$(82)	$78,946	$(1,908)	$82,757	$(1,990)

The Company has determined that its unrealized losses which resulted primarily from rising interest rates are temporary based on the minor amount of the losses compared to amortized cost and the ability of the Company to hold the securities until maturity, as well as the credit worthiness of the investee. The Company expects that all losses will be recovered, and intends to hold securities to recovery. If market, industry and/or investee conditions deteriorate, we may incur future impairments.

The amortized cost and estimated fair value of marketable securities at December 31, 2005 by contractual maturity are shown below (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$21,637	$21,353
Due after one year through three years	49,113	47,809
Due after three years through five years	9,467	9,184
Due after five years	4,530	4,411

The carrying amount of available-for-sale securities and their approximate fair values at December 31, 2004 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal agency obligations	$93,964	$14	$(1,082)	$92,896
Corporate bonds	68,443	—	(703)	67,740
Total	$162,407	$14	$(1,785)	$160,636

4. LONG-TERM DEBT

In March 2004, the Company issued a total of $150.0 million of its 1.75% senior subordinated contingent convertible notes due in 2024 in transactions that were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act. The notes are due March 8, 2024 and accrued interest is payable semi-annually in arrears on March 8 and September 8 of each year. In addition to the interest on the notes, after March 8, 2007, the Company will also pay contingent interest during specified six-month periods if the average trading price of the notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum. As this contingent interest feature is based on the underlying trading price of the notes, the contingent interest qualifies as an embedded derivative. As of December 31, 2005, management determined that the fair value of this contingent interest embedded derivative was not material. The net proceeds from this issuance, after deducting offering expenses, were approximately $145.4 million. Financing costs of $4.6 million were incurred with the issuance which are being amortized on a straight line basis over the life of the notes and are included in other assets in the consolidated balance sheet.

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

The Company had no debt other than the aforementioned notes outstanding at December 31, 2005 or December 31, 2004.

5. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	2005	2004
Employee compensation and benefits	$4,111	$1,951
Product returns	1,090	1,563
Product rebates	2,441	2,031
Sales deductions	2,802	2,549
Accrued royalties	5,082	1,202
Product license fee	—	5,000
Other	2,956	6,212
Total accrued expenses	$18,482	$20,508

6. STOCKHOLDERS’ EQUITY

In May 2002, the Company and shareholders amended the Certificate of Incorporation to increase the number of authorized shares of common stock to 100,000,000.

In July 2002, the Company announced the adoption of a shareholder rights plan. The terms of the plan provide for a dividend of one right to purchase a fraction of a share of a newly created class of preferred stock for each share of common stock outstanding as of the close of business on July 26, 2002, payable on August 9, 2002. The rights expire on July 26, 2012 and may only be exercised if certain conditions are met. Under the Company’s Restated Certificate of Incorporation the Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company, which could have a depressive effect on the market price of the common stock. The Company has no present plan to issue any shares of preferred stock. As of December 31, 2004 and December 31, 2005 there were no shares of preferred stock outstanding.

The Company issued 35,031, 10,921 and 3,424 shares of common stock under its employee stock purchase plan during 2003, 2004 and 2005, respectively. This plan was discontinued June 30, 2005.

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

In the first quarter of 2005, the Company repurchased 127,169 shares of common stock at an average cost of $16.44 per share, or $2.1 million. In the  fourth quarter of 2005, the Company repurchased 300,000 shares of common stock at an average cost of $14.79 per share, or $4.4 million. These shares have been retired.

7. STOCK BASED COMPENSATION

Pursuant to the Company’s 1997 Non-Qualified Stock Option Plan (the “1997 Plan”), the Board of Directors approved the issuance of options to purchase shares of common stock of the Company to various employees. Under the plan, 6,000,000 shares of common stock were reserved for issuance. Vesting periods range from immediate to four years, and options granted generally expire seven years from the date of grant. All options also include accelerated vesting provisions in the event of a change in control, as defined in the plan. In 2000, the Company terminated the 1997 Plan and no additional grants of stock options will be made under the 1997 Plan. At December 31, 2005, 18,000 options remained issued and outstanding under the 1997 Plan.

On February 14, 2000, the Board of Directors and stockholders approved the 2000 Stock Plan (the “2000 Plan”). This plan provides for the granting of incentive stock options, nonqualified stock options, stock awards or stock bonuses, and sales of stock. The 2000 Plan provides for the grants of these options and other awards to officers, directors, full- and part-time employees, advisors and consultants. Only employees may receive incentive stock options. The Company has reserved 3,000,000 shares of common stock for issuance under the 2000 Plan. The Company’s compensation committee administers the 2000. Plan and has the sole authority to determine the meaning and application of the terms of the plan and all grant agreements, the persons to whom option or stock grants are made, the nature and amount of option or stock grants, the price to be paid upon exercise of each option, the period within which options may be exercised, the restrictions on stock awards, and the other terms and conditions of awards. All options granted under the 2000 Plan include accelerated vesting provisions in the event of a change in control, as defined in the plan. The 2000 Plan will terminate in February 2010. In May 2002, the Company determined that no additional options will be granted or awarded under this plan. At December 31, 2005, 280,775 options remained issued and outstanding under the 2000 plan.

On May 24, 2002, the Board of Directors and stockholders approved the 2002 Stock Plan (the “2002 Plan”). This plan provides for the granting of incentive stock options, nonqualified stock options, stock awards or stock bonuses, and sales of stock. The 2002 Plan provides for the grants of these options and other awards to officers, directors, full and part-time employees, advisors and consultants. Only full-time employees may receive incentive stock options. The aggregate number of shares available under the 2002 plan shall be seven percent of the outstanding shares of common stock on the last day of the preceding fiscal year less any options already granted under the 2002 Plan up to a maximum of 3,000,000 shares. The Company’s compensation committee administers the 2002 Plan and has the sole authority to determine the meaning and application of the terms of the plan and all grant agreements, the persons to whom option or stock grants are made, the nature and amount of option or stock grants, the price to be paid upon exercise of each option, the period within which options may be exercised, the restrictions on stock awards, and the other terms and conditions of awards. All options granted under the 2002 Plan include accelerated vesting provisions in the event of a change in control, as defined in the plan. On May 7, 2004, the Board of Directors and stockholders approved the amendment and restatement of the 2002 Plan to reserve an additional 1.5 million shares of common stock for issuance under the Plan. The 2002 Plan will terminate in May 2012. At December 31, 2005, 1,726,024 shares were subject to outstanding stock stock-based awards under the 2002 Plan, and there are 1,024,193 shares available for issue pursuant to stock-based awards under the 2002 Plan.

On June 12, 2003, the Board of Directors approved the 2003 Nonqualified Stock Option Plan (the “2003 Plan”). This plan provides for the granting of nonqualified stock options and stock awards or stock bonuses. The 2003 Plan provides for the grants of these options and other awards to full and part-time non-executive employees. The aggregate number of shares available under the 2003 plan is 1,200,000 shares. The Company’s compensation committee administers the 2003 Plan and has the sole authority to determine the meaning and application of the terms of the plan and all grant agreements, the persons to whom option or stock grants are made, the nature and amount of option or stock grants, the price to be paid upon exercise of each option, the period within which options may be exercised, the restrictions on stock awards, and the other terms and conditions of awards. All options granted under the 2003 Plan include accelerated vesting provisions in the event of a change in control, as defined in the plan. The 2003 Plan will terminate in June 2013. At December 31, 2005, 554,637 options were issued and outstanding under the 2003 Plan, and there are 166,968 options available for issue under the 2003 Plan.

The Company has granted stock options and restricted shares to officers, directors, and employees as follows:

	Number of Shares Subject to Issuance	Weighted Average Exercise Price
Outstanding at December 31, 2002	3,216,042	12.34
Granted	2,977,725	6.09
Canceled	(1,268,780)	14.19
Exercised	(1,093,007)	2.29
Outstanding at December 31, 2003	3,831,980	9.65
Granted	1,112,525	16.64
Canceled	(588,111)	17.86
Exercised	(1,537,688)	7.37
Outstanding at December 31, 2004	2,818,706	11.97
Granted	917,750	18.10
Canceled	(370,443)	12.13
Exercised	(244,077)	7.97
Outstanding at December 31, 2005	3,121,936	13.19

The following table sets forth the range of exercise prices, number of shares, weighted average exercise price, and remaining contractual lives by similar price and grant date at December 31, 2005.

	Outstanding			Exercisable
Range of Exercise Price	Outstanding at December 31, 2005	Weighted Average Remaining Life	Weighted Average Price	Exercisable at December 31, 2005	Weighted Average Price
$ 1.67 - $ 3.04	217,773	4.3 years	$2.48	76,240	$2.46
3.15 - 4.89	343,180	4.5 years	3.61	117,043	3.78
5.08 - 8.08	129,452	3.6 years	6.17	71,427	5.96
10.47 - 12.00	563,107	4.9 years	11.16	370,982	11.31
13.38 - 19.86	710,306	5.4 years	15.83	137,229	15.63
20.28 - 29.20	615,618	5.1 years	22.19	469,527	22.05
Restricted shares	542,500	6.8 years	N/A	—	N/A
Total	3,121,936			1,242,448

Upon the exercise of outstanding options, the Company became entitled to a tax effected benefit of $1.7 million, $7.4 million and $1.0 million in fiscal 2003, 2004 and 2005, respectively, which represents the tax benefit to the Company for tax deductions for options exercised in each year. The impact of the benefit has been credited to additional paid-in capital.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for all stock options issued to employees. Accordingly, the Company records compensation expense for any stock option grants with exercise prices lower than fair value, recognized ratably over the vesting period. The Company has recognized compensation expense related to stock option and restricted share grants of $0.2 million, $0.0 million and $0.4 million in the years ended December 31, 2003, 2004 and 2005, respectively.

The Company adopted an employee stock purchase plan on February 14, 2000 which was terminated on June 30, 2005. The purchase plan was intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. The Company had reserved 750,000 shares of common stock for the stock purchase plan. In order to participate in the stock purchase plan, employees were required to meet eligibility requirements, including length of employment. Participating employees were able to direct the Company to make payroll deductions of up to 7.0% of their compensation during an offering period for the purchase of shares of the Company’s common stock. Each offering period was six months. The stock purchase plan provided participating employees with the right, subject to specific limitations, to purchase the Company’s common stock at a price equal to 85.0% of the lesser of the fair market value of the Company’s common stock on the first or last day of the offering period. The Board of Directors had the authority to amend, suspend or discontinue the stock purchase plan as long as the change would not adversely affect participants without their consent and as long as the Company received the stockholder approval required by law.

8. INCOME TAXES

The income tax (provision) benefit for the years ended December 31, 2003, 2004 and 2005, respectively, consisted of the following (in thousands):

	2005	2004	2003
Current	$(14,982)	$(7,397)	$3,127
Deferred	(4,195)	(5,018)	(2,084)
	$(19,177)	$(12,415)	$1,043

A reconciliation of the statutory rate to the effective rate as recognized in the statements of operations is as follows:

	2005	2004	2003
Federal statutory rate	35.0%	35.0%	34.5%
State income tax, net of federal benefit	1.9	2.7	3.3
International income tax	(3.2)	(5.7)	—
Change in valuation reserve	(1.6)	0.1	32.9
Non-deductible expenses and other	0.7	(0.2)	(33.2)
	32.8%	31.9%	37.5%

Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2005 are as follows (in thousands):

	2005	2004
Deferred tax assets:
Accrued returns	$559	$610
Accrued liabilities and reserves	2,168	1,299
Net operating loss carryforward	53	887
Charitable contributions carryforward	2,483	3,191
Other assets	1,180	1,163
Total deferred tax assets.	$6,443	$7,150
Deferred tax liabilities:
Intangibles	$3,027	$2,600
Interest accrual	7,539	3,511
Other liabilities	932	970
Total deferred tax liabilities	$11,498	$7,081
Valuation allowance	43	1,054
Net deferred tax liabilities	$(5,098)	$(985)

At December 31, 2005, the Company had net operating loss carryforwards for state income tax purposes of approximately $0.1 million, tax effected, expiring at various dates through 2024. At December 31, 2005, the Company had charitable contribution carryforwards of $2.5 million, tax effected, expiring at various dates through 2009.

For any deferred tax assets where the Company determines that it is more likely than not that a deferred tax asset would not be recovered, the Company records a valuation allowance. The valuation allowance for deferred tax assets decreased by $1.0 million in 2005 primarily as a result of the Company forecasting full utilization of its charitable contribution carryforwards. Before the provision for income taxes, domestic income was $50.5 million and foreign income was $7.9 million for the year ended December 31, 2005.

At December 31, 2005, the Company had an aggregate of $14.9 million of unremitted earnings of foreign subsidiaries that have been or are intended to be permanently reinvested for continued use in foreign operations and that, if distributed, would result in taxes at approximately that U.S. statutory rate.

9. ACQUISITIONS AND INTANGIBLE ASSETS

On January 29, 1999, the Company acquired exclusive rights in the U.S. to Robinul and Robinul Forte tablets from American Home Products Corporation (“AHP”) for $4.0 million in cash with an additional $1.8 million financed by the seller. Pursuant to the acquisition, the Company also assumed liabilities of $0.2 million for returns of products shipped by the seller prior to the acquisition date. The Company has recorded the total purchase price for this acquisition including the liabilities assumed to the licensing rights within intangible assets in its financial statements. The licensing rights are being amortized over an estimated economic life of 20 years. The Company agreed to pay royalties on net sales as long as the Company sells the product.

On April 14, 2000, the Company acquired exclusive rights from Warner-Lambert Company, a subsidiary of Pfizer, to distribute, market, and sell the drug Ponstel in the U.S. for $9.5 million in cash and a $3.5 million promissory note to the seller. The Company also assumed liabilities of $1.1 million for certain returns of products shipped by the seller prior to the acquisition date, and returned after October 20, 2000. The Company financed $9.5 million of the transaction under a bridge loan agreement. Both the bridge loan and promissory note were paid in full in June 2000 upon the receipt of proceeds from the Company’s initial public offering. The acquisition agreement includes the purchase of the license rights and certain trademarks. The value allocated to tradename and license rights is being amortized over their estimated useful lives of 20 years. In addition, the Company agreed to purchase the entire outstanding inventory of Ponstel for approximately $0.1 million.

On June 22, 2000, the Company acquired exclusive rights from Warner-Lambert Company, a subsidiary of Pfizer, to market, distribute and sell the drug Cognex and a new unapproved version of Cognex called Cognex CR, in the U.S. and other countries for $3.5 million in cash. The Company must also pay up to $1.5 million in additional purchase price if the Company obtains FDA approval to market Cognex CR. The Company also assumed liabilities of $0.8 million for returns of products shipped by Warner-Lambert prior to the acquisition date, and returned after June 22, 2001.  The purchase price was allocated among the fair values of intangible assets (primarily tradename and licensing rights) and liabilities assumed and was being amortized over 20 years.

In 2003, the Company updated its forecasts of Cognex sales projections to reflect a life cycle through June 2013, the period of time that the Company expects it will continue to sell the product in the future. As a result, the estimated useful life of Cognex was decreased from a remaining life of 17 years to 10 years, and using the estimated future undiscounted cash flows over the useful life of the product, the intangible asset related to Cognex was not projected to be recoverable.

To determine a fair value of the intangible asset related to Cognex, the Company performed an internal analysis utilizing a number of factors, including information from an independent valuation. The Company’s analysis resulted in an impairment charge of $4.2 million being recorded as of June 30, 2003. The methodologies used to determine a fair value for Cognex included a combination of a market approach, which used a marketable multiple methodology and a comparable transaction methodology, as well as an income approach, using a discounted cash flow methodology.

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

On August 20, 2001, the Company acquired from Sanofi-Synthelabo Inc. (“Sanofi”) the Prenate line of prescription prenatal vitamins (the “Prenate Acquisition”). The purchase price was $51.9 million in cash and the assumption of liabilities of $0.9 million for returns of product shipped by Sanofi prior to the acquisition date, and returned after February 20, 2002 and for estimated contractual price reductions with wholesalers and insurance providers. The agreement includes the purchase of the Prenate license rights, certain tradenames and managed care contracts and a supply agreement. The purchase price was allocated among the fair values of the intangible assets acquired and the liabilities assumed and is being amortized over a period of 3 to 20 years. The managed care contracts are being amortized over a period of 5 years and the supply agreement is being amortized over a period of 3 years. All other intangibles are being amortized over 20 years. The weighted average amortization period is 17 years. In addition, the Company purchased the outstanding inventory of Prenate for approximately $0.1 million.

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

On December 21, 2001, the Company acquired from Dura Pharmaceuticals Inc., an affiliate of Elan Pharmaceuticals PLC (“Elan”), the U.S. rights to Furadantin, a prescription drug used for the treatment of urinary tract infections in children, for $15.8 million in cash plus acquisition costs of approximately $0.2 million and the assumption of liabilities of $0.3 million for the return of product shipped by Elan prior to the acquisition date returned after December 31, 2002. The purchase price was allocated among the fair value of the intangible assets acquired and liabilities assumed and is being amortized over a weighted average amortization period of 17 years. The purchase included all assets related to Furadantin, including the NDA and the trademark. The license rights and tradename are being amortized over 20 years. Additionally, the Company purchased the outstanding inventory of Furadantin for $0.3 million.

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

On March 6, 2002, the Company acquired from AstraZeneca UK Limited certain U.S. rights relating to the antihypertensive prescription medication Sular. The Company also entered into a long-term manufacturing, supply, and distribution agreement with Sular’s current manufacturer, Bayer AG. The aggregate purchase price paid was $184.3 million in cash, including $0.6 million in acquisition costs, plus the assumption of liabilities of $1.9 million related to the return of product shipped prior to the acquisition date. In addition, the Company must pay up to $30.0 million in additional purchase price after closing, based on the achievement of certain performance milestones during a specified period of time. The agreements include the purchase of the Sular license rights, certain tradenames and managed care contracts and a distribution agreement. The purchase price also included $5.7 million of product inventory. The purchase price was allocated among the fair values of the intangible and tangible assets acquired and the liabilities assumed and is being amortized over a period of 5 to 20 years. The weighted average amortization period is 19 years. The results of Sular are included in the consolidated statements of operations from March 6, 2002.

In December 2004, the Company recorded an additional $5.0 million in purchase price for licensing rights of Sular as a result of the Company reaching a performance milestone in the original agreement. This milestone is being amortized over the remaining useful life of the asset.

In May 2004, the Company entered into an agreement with SkyePharma PLC granting us the exclusive license for a term of at least 15 years to market and distribute a fenofibrate product in the U.S. that was approved by the FDA in May 2005. We have since commenced marketing and distribution of this product, labeled Triglide. We have also obtained the right of first refusal to negotiate a license to develop and commercialize a future cardiovascular product utilizing the SkyePharma delivery technology. We paid $20.0 million to SkyePharma for these rights. We utilize our sales force to market the product and pay SkyePharma 25% of the product’s net sales which includes cost of goods sold. Further, SkyePharma has contributed $2.5 million toward our sales and marketing efforts, including product samples for the year ended December 31, 2005, and will provide up to an additional $2.5 million in 2006. Over the term of the agreement, upon our achievement of certain sales levels, SkyePharma can receive up to $30.0 million in additional milestone payments.

In February 2005, we amended the agreement with SkyePharma. This amendment provided for SkyePharma to deliver the fenofibrate product so that we could launch the product in the third quarter of 2005. To provide additional assistance with our launch of the product, SkyePharma agreed to provide additional marketing support. In January 2006, we further amended our agreement with SkyePharma. In this amended agreement, SkyePharma increased its contribution toward our sales and marketing efforts from $5.0 million to $11.3 million and the parties further defined their obligations with respect to the payment for samples.

In May 2005, the US Food and Drug Administration granted approval for Triglide, a novel fenofibrate formulation that employs one of SkyePharma’s proprietary solubilization technologies. The Company obtained exclusive US marketing rights in 2004 to Triglide. Under its Agreement with SkyePharma, the Company made a payment of $15 million to SkyePharma as a result of the approval during the quarter ended June 30, 2005.  SkyePharma is also entitled to royalties on net sales, as defined. The intangible asset recorded in connection with the acquisition of Triglide is being amortized over a period of 15 years.

In March 2005, the Company acquired the worldwide rights to Fortamet and Altoprev from Andrx Corporation. As of December 31, 2005, the Company has paid Andrx $85.0 million. Andrx is also entitled to royalties on net sales of these products.

With the assistance of valuation experts, the Company allocated the purchase price to the fair value of the various intangible assets acquired from Andrx Corporation, which are not deemed to have an indefinite life. Intangible assets are amortized on a straight-line basis over their respective useful lives. The intangible assets recorded in connection with the acquisition of Fortamet and Altoprev is being amortized over a period of 15 years.

The following table reflects the components of all intangible assets as of December 31, 2005 (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Average Life
Licensing rights	$356,040	$(59,642)	$296,398	10 to 20 years
Trade names	11,060	(2,293)	8,767	15 to 20 years
Contracts	8,300	(6,492)	1,808	5 years
Supply/Distribution agreements	10,350	(3,951)	6,399	1 to 10 years
Other intangibles	3,108	(682)	2,426	20 years
Total	$388,858	$(73,060)	$315,798

The following table reflects the components of all intangible assets as of December 31, 2004 (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Average Life
Licensing rights	$249,715	$(41,285)	$208,430	20 years
Tradenames	11,060	(1,739)	9,321	20 years
Contracts	8,300	(4,832)	3,468	5 years
Supply/Distribution agreements	11,490	(4,056)	7,434	1 to 10 years
Other intangibles	3,082	(1,782)	1,300	20 years
Total	$283,647	$(53,694)	$229,953

Amortization is calculated on a straight-line basis over the estimated useful life of the intangible asset. Estimated annual amortization expense for each of the 5 succeeding fiscal years is as follows (in thousands):

Year ending December 31,
2006	$23,134
2007	21,828
2008	21,577
2009	21,509
2010	21,476

10. LICENSE AGREEMENTS AND PRODUCT RIGHTS

In January 1999, the Company acquired exclusive rights in the U.S. to Robinul and Robinul Forte tablets from American Home Products Corporation. The Company must pay royalties on net sales under its license agreement with American Home Products. The Company entered agreements with Mikart, dated April 23, 1999 and January 21, 2001, for Mikart to become qualified under applicable regulations to manufacture and supply the Company’s requirements for Robinul. Mikart became qualified by the FDA to manufacture Robinul on December 3, 2001 and began supplying the Robinul products to the Company in December 2001. Under these agreements, Mikart will manufacture the products for 5 years from the time Mikart became a qualified manufacturer plus renewal terms of one year until either party elects not to renew. The agreement with Mikart requires that the Company purchase certain designated minimum quantities.

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

In July 1999, the Company acquired exclusive U.S. rights to distribute, market and sell Nitrolingual from Pohl-Boskamp beginning on February 1, 2000 for five years plus an additional five-year renewal period. In October 2004, the distribution agreement was renewed for an additional five years with an additional renewal period of two years. In 2005, we amended our agreement with Pohl-Boskamp. The amended agreement terminates in 2010 with additional two-year renewal periods. Under the agreement, we must pay a royalty on net sales of the product. Also, Pohl-Boskamp can terminate our distribution agreement for Nitrolingual if a company with a product competitive with Nitrolingual acquires direct or indirect influence or control over us. Our agreement with Pohl-Boskamp prohibits us from selling other products which are indicated for the relief of angina pectoris. Aventis had exclusive rights through January 2000 to a version of the product containing CFC named Nitrolingual spray. To promote earlier adoption of Nitrolingual Pumpspray, the Company obtained exclusive rights from Aventis to market this CFC product in the U.S. as of November 22, 1999.

In March 2002, the Company acquired exclusive U.S. rights to distribute and sell Sular from AstraZeneca PLC and Bayer Health. We paid $184.3 million in cash, including $0.6 million in acquisition costs, plus the assumption of liabilities of $1.9 million related to the return of product shipped prior to the acquisition date. In December 2002, we increased our estimates for assumed liabilities by $0.7 million. Under the asset purchase agreement, we acquired the regulatory approval to sell Sular in the U.S., current inventory, licensing rights to certain intellectual property, marketing materials for the promotion, advertising and marketing of Sular in the U.S., study materials relating to clinical studies of Sular, and certain of AstraZeneca’s contracts relating to the marketing, sale and distribution of Sular. We were required to pay AstraZeneca up to an additional $20.0 million upon achievement of certain sales milestones through February 2005. As of December 31, 2004, we calculated that we owed AstraZeneca $5.0 million for reaching these milestones which we paid in March 2005. We did not owe nor make any other milestone payments in 2005.

In March 2002, we also entered into a ten-year agreement with Bayer, which appoints us as the exclusive party to sell and distribute Sular in the U.S., provides us with the rights to sell Sular under certain patents and other technical information owned by Bayer, assigns us the Sular trademark, and provides for the manufacture and supply of Sular to us. We pay Bayer for the manufacture and supply of Sular on a unit basis. The unit price to us for Sular may adjust based upon changes in the net revenue per unit that we recognize in the sale of Sular. We must also pay Bayer an additional $10.0 million upon the achievement of a certain sales milestone for Sular if a sales threshold is achieved during the ten year term of the agreement. In December 2005, we amended our agreement with Bayer. The amended agreement modified the applicable milestones and increased protection from foreign exchange rate fluctuations. In January 2006, we owed $5.0 million to Bayer under the amended agreement. This payment was made in January 2006. Under the amended agreement, we must purchase minimum quantities of Sular from Bayer through March 2007 and we must obtain the consent of Bayer prior to selling another product containing the active ingredient in Sular.

Subject to obtaining the consent of Bayer prior to conducting clinical trials for new cardiovascular indications for Sular and in the event that we receive an NDA approval for these new uses, we may deduct a percentage of the costs incurred to obtain such approval, up to a certain amount, from our payments to Bayer under the amended agreement for five years following such approval. Bayer will have access to any data that we obtain pursuant to such trials and we will grant Bayer a royalty-free license to use such data outside of the U.S.

In March 2005, the Company licensed and purchased certain rights to the type 2 diabetes prescription medication Fortamet and the cholesterol medication Altoprev from Andrx Laboratories. We paid $50.0 million for the Fortamet rights at closing and have paid $35.0 million for the Altoprev rights, a portion of which is subject to Andrx’s continuing ability to satisfy certain manufacturing service levels. We (i) purchased the Fortamet and Altoprev trademarks, worldwide marketing rights to Fortamet and Altoprev, certain Fortamet inventory, and marketing materials for the promotion, advertising and marketing of Fortamet and Altoprev, (ii) assumed certain of Andrx’s contracts relating to the sale of Fortamet and Altoprev and (iii) will pay Andrx a percentage of the net revenues associated with Fortamet and Altoprev on an ongoing basis. We also entered into an exclusive license agreement for the regulatory approvals to sell Fortamet and Altoprev in the United States.

We also entered into a long-term manufacturing and supply agreement appointing Andrx as manufacturer of Fortamet and Altoprev. The terms of the agreement require us to pay Andrx for the manufacture of Fortamet and Altoprev on a per unit basis for a ten year term, subject to Andrx’s ability to terminate as of the conclusion of the seventh year. The unit price may adjust based on changes in the cost of the active pharmaceutical ingredients as well as changes in an annual inflationary index.

In May 2004, the Company entered into an agreement with SkyePharma PLC granting us the exclusive license for a term of at least 15 years to market and distribute a fenofibrate product in the U.S. that was approved by the FDA in May 2005. We have since commenced marketing and distribution of this product, labeled Triglide. We have also obtained the right of first refusal to negotiate a license to develop and commercialize a future cardiovascular product utilizing the SkyePharma delivery technology. We paid $20.0 million to SkyePharma for these rights. We utilize our sales force to market the product and pay SkyePharma 25% of the product’s net sales which includes cost of goods sold. Further, SkyePharma has contributed $2.5 million toward our sales and marketing efforts and provided us with free product samples for the year ended December 31, 2005, and will provide up to an additional $2.5 million in 2006. Over the term of the agreement, upon our achievement of certain sales levels, SkyePharma can receive up to $30.0 million in additional milestone payments.

In February 2005, we amended the agreement with SkyePharma. This amendment provided for SkyePharma to deliver the fenofibrate product so that we could launch the product in the third quarter of 2005. To provide additional assistance with our launch of the product, SkyePharma agreed to provide additional marketing support. In January 2006, we further amended our agreement with SkyePharma. In this amended agreement, SkyePharma increased its contribution toward our sales and marketing efforts from $5.0 million to $11.3 million and the parties further defined their obligations with respect to the payment for samples.

In December 2000, the Company signed an agreement with Westward Pharmaceuticals to manufacture Ponstel. This agreement expires in April 2006 subject to automatic annual renewals. The Company must purchase all of its requirements for Ponstel from Westward and is subject to minimum purchase requirements. The Company must pay Westward a price for Ponstel based on a multiple of Westward’s direct cost of goods sold in the manufacture and supply of the product. In addition, the Company must pay Westward milestone payments, as long as no generics have been introduced, upon certain anniversary dates of FDA approval of the manufacture of Ponstel by Westward. During 2004, the Company paid $0.3 million in milestone payments to Westward. The Company filed a site transfer application with the FDA and received approval in February 2004. Westward supplies Cognex to us pursuant to an agreement that expires March 4, 2008 and is renewable for two years. For the Cognex product, the Company negotiated a supply agreement with a Warner-Lambert affiliate to continue to manufacture and supply Cognex and the active ingredient in Cognex for 2 years subject to a one-year renewal. The Company will pay Warner-Lambert’s affiliate a production fee for its manufacture of Cognex and the active ingredient. The supply agreement contains designated quantities of Cognex and its active ingredient that Warner-Lambert’s affiliate will supply and that the Company must purchase.

For the Prenate product line, under the terms of the asset purchase agreement, the Company was assigned a contract between Sanofi and Patheon Inc. to manufacture the product line. The Company finalized a new manufacturing agreement with Potheon in 2005 to manufacture Prenate Elite. This agreement expires in January 2009. The Company also assumed a supply and packaging agreement with Banner Pharmacaps Inc. (“Banner”) and Sanofi for the supply and packaging of the products. Under the terms of the supply agreement with Banner, as amended, the Company will pay Banner a royalty on net sales. The agreement with Banner was terminated in December 2004 as the Company discontinued Prenate GT and Prenate Advance.

Each of the Company’s third-party manufacturing agreements requires that the Company purchase all of their product requirements from the manufacturers that are a party to those agreements.

The Company uses third-party manufacturers for the production of its products for development and commercial purposes. Given the general under-utilization of resources, the availability of excess capacity for manufacturing in the marketplace, and the lower cost of outsourcing, the Company intends to continue to outsource manufacturing for the near-term.

11.          RETIREMENT PLAN

In 1996, the Company began a qualified defined contribution 401(k) plan, which provides benefits to substantially all employees. The annual contribution, if any, to the trust is at the discretion of the Board of Directors of the Company. Employer contributions to the plan for the years ended December 31, 2003, 2004 and 2005 were $0.5 million, $0.6 million and $0.7 million, respectively.

In 2005, the Company began an Employee Stock Ownership Plan, which provides benefits to substantially all employees. As of December 31, 2005, there were no shares of the Company held by the plan. The annual contribution, if any, to the trust is at the discretion of the Board of Directors of the Company. Company expenses related to the plan for the year ended December 31, 2005 were $0.8 million.  In February 2006, the Company contributed 200,000 shares of common stock to the plan from its Treasury shares.

12.          COMMITMENTS AND CONTINGENCIES

In December 2001, the Company entered into a lease agreement for a its current facility. In April 2002, the Company moved into this facility. This lease expires in 2009. The lease for the previous facility was terminated in June 2002 and the Company has no further obligations related to this lease. The total rent expense for the Company was $0.6 million, $0.6 million and $0.6 million for the years ended December 31, 2003, 2004, and 2005 respectively.

In September 2004, the Company entered into a lease agreement for office space in Dublin, Ireland. In December 2005, the Company entered into a new lease agreement for new office space in Dublin, Ireland. This space is leased under a cancelable operating lease that expires in September 2010. The total rent expense for the Company was $25,000 for the year ended December 31, 2005.

The Company leases vehicles for certain employees under non-cancelable lease agreements expiring in 2006. The total vehicle lease expense under the lease agreements for the years ended December 31, 2003, 2004 and 2005 was $1.8 million, $2.4 million and $4.3 million, respectively.

On February 7, 2006, the Company entered into a lease agreement with 485 Properties, LLC to lease 50,994 square feet of office space at Corporate Center V, an office tower located in Atlanta, Georgia. The eight year lease term, cancelable after five years, will commence on or before July 15, 2006 pending the satisfactory completion of certain tenant improvements. Lease rates begin at $1.0 million per year and escalate during the term to $1.2 million for the eighth year.

The Company will relocate its corporate and administrative functions to the new premises from its current facilities but will continue to maintain its warehouse function at its current facilities pending the identification of new warehouse facilities. The Company will seek to sublet its current facilities to third parties.

The total minimum future commitments under leases for years succeeding December 31, 2005 is as follows (in thousands):

Period ending December 31,
2006	$4,903
2007	4,708
2008	4,096
2009	1,304
2010	1,000
Total	$16,011

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

On September 29, 2004, the U.S. District Court for the Northern District of Georgia dismissed, without prejudice, the class action lawsuit. Although the class action lawsuit was dismissed, the court granted the plaintiffs the right to refile their class action lawsuit provided that the plaintiffs pay all of the defendant’s fees and costs associated with filing the motions to dismiss the class action lawsuit. Plaintiffs did not file a second amended complaint as permitted, but instead filed a motion asking the District Court to reconsider its September 29, 2004 order and lift the condition that they must pay defendants’ fees and costs before further amendment. On June 22, 2005, the District Court denied plaintiffs’ motion and gave them another opportunity to amend if they pay defendants’ fees and costs. Once again, plaintiffs chose not to file a second amended complaint. Instead, plaintiffs filed an appeal to the United States Court of Appeals for the Eleventh Circuit. This appeal currently is pending.

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

On December 10, 2004, the Company, with Board of Directors approval, purchased 1 million shares of common stock at fair market value equal to the December 10, 2004 closing price of the Company’s common stock as reported by Nasdaq from certain executives and a board member who is a significant shareholder of the Company. The Company acquired those shares in part, to establish a pool of authorized shares that will be available for contribution to the Company’s Employee Stock Ownership Plan over time as the Company in its discretion deems appropriate.

14.          QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth summary quarterly financial information for the years ended December 31, 2004 and 2005 (in thousands):

2005 by Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$40,957	$49,816	$58,718	$66,867
Gross profit	33,788	42,463	49,950	56,826
Operating income	11,475	12,025	15,854	19,546
Net income	7,588	8,004	10,634	12,983
Earnings per share:
Basic	$0.22	$0.23	$0.30	$0.37
Diluted	$0.19	$0.20	$0.26	$0.32

2004 by Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$32,018	$35,990	$41,559	$42,400
Gross profit	26,443	29,165	32,664	34,613
Operating income	8,280	8,926	11,156	9,297
Net income	5,047	5,509	7,435	8,563
Earnings per share:
Basic	$0.14	$0.15	$0.21	$0.24
Diluted	$0.13	$0.14	$0.18	$0.21

Quarterly 2004 results have been restated to reflect the companies adoption of EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share.”

15.          SUBSEQUENT EVENT

On February 7, 2006, the Company entered into a lease agreement with 485 Properties, LLC to lease 50,994 square feet of office space at Corporate Center V, an office tower located in Atlanta, Georgia. The eight year lease term, cancelable after five years, will commence on or before July 15, 2006 pending the satisfactory completion of certain tenant improvements. Lease rates begin at $1.0 million per year and escalate during the term to $1.2 million for the eighth year.

The Company will relocate its corporate and administrative functions to the new premises from its current facilities but will continue to maintain its warehouse function at its current facilities pending the identification of new warehouse facilities. The Company will seek to sublet its current facilities to third parties.

SCHEDULE II

FIRST HORIZON PHARMACEUTICAL CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005
(IN THOUSANDS)

Classification		Balance of Beginning of Year	Charged to Costs and Expenses	Deductions	Balance End of Year
2003	Accounts receivable allowances	767	3,034	(3,255)	546
	Allowance for product returns	12,216	5,694	(14,097)	3,813
	Allowance for product rebates	8,370	9,280	(14,477)	3,173
	Allowance for sales deductions	2,301	6,425	(7,612)	1,114
2004	Accounts receivable allowances	546	4,229	(4,026)	749
	Allowance for product returns	3,813	6,410	(8,660)	1,563
	Allowance for product rebates	3,173	9,553	(10,695)	2,031
	Allowance for sales deductions	1,114	25,781	(24,346)	2,549
2005	Accounts receivable allowances	749	34,832	(33,154)	2,427
	Allowance for product returns	1,563	8,228	(8,701)	1,090
	Allowance for product rebates	2,031	14,079	(13,669)	2,441
	Allowance for sales deductions	2,549	12,550	(12,297)	2,802