Form 10-Q
period 2006-03-31
FIRST HORIZON PHARMACEUTICAL CORP
filed 2006-04-27
CIK 1106773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[MARK ONE]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer☒	Non-accelerated filer☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 21, 2006, there were 35,328,211 shares of the Registrant’s Common Stock outstanding.

FIRST HORIZON PHARMACEUTICAL CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HORIZON PHARMACEUTICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,794	$17,043
Marketable securities	107,168	82,757
Accounts receivable, net of allowances of $2,030 and $2,427 at March 31, 2006 and December 31, 2005, respectively	26,005	48,353
Inventories	27,422	28,924
Income taxes receivable	168	547
Current deferred tax assets	3,668	3,705
Other current assets	26,988	23,059
Total current assets	219,213	204,388
Property and equipment, net	5,131	5,148
Other assets:
Intangibles, net	314,909	315,798
Other	4,308	4,371
Total other assets	319,217	320,169
Total assets	$543,561	$529,705
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payable	$12,355	$12,093
Accrued expenses	15,894	18,482
Total current liabilities	28,249	30,575
Long-term liabilities:
Convertible debt	150,000	150,000
Deferred tax liabilities	9,945	8,803
Other long-term liabilities	182	191
Total liabilities	188,376	189,569
Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized and none outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,098,308 and 35,907,376 issued at March 31, 2006 and December 31, 2006, respectively	36	36
Additional paid-in capital	299,940	292,639
Retained earnings	91,650	82,524
Deferred compensation	(13,643)	(7,489)
Accumulated other comprehensive loss	(4,246)	(4,384)
	373,737	363,326
Less: Treasury stock at cost, Common stock, 800,000 and 1,000,000 shares at March 31, 2006 and December 31, 2005, respectively	(18,552)	(23,190)
Total stockholders’ equity	355,185	340,136
Total liabilities and stockholders’ equity	$543,561	$529,705

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	For The Three Months Ended March 31,
	2006	2005
Net revenues	$66,453	$40,957
Operating costs and expenses:
Cost of revenues	9,352	7,169
Selling, general and administrative expense	34,516	17,685
Depreciation and amortization	6,514	4,363
Research and development expense	2,860	265
Total operating costs and expenses	53,242	29,482
Operating income	13,211	11,475
Other (expense) income:
Interest expense	(765)	(1,006)
Interest income	912	1,042
Other	—	(16)
Total other income	147	20
Income before provision for income taxes	13,358	11,495
Provision for income taxes	(4,232)	(3,907)
Net income	$9,126	$7,588
Other comprehensive gain (loss)	138	(1,178)
Comprehensive income	$9,264	$6,410
Net income per common share:
Basic earnings per common share	$0.26	$0.22
Diluted earnings per common share	$0.23	$0.19
Weighted average common shares outstanding:
Basic	35,054	35,066
Diluted	42,596	42,505

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For The Three Months
	Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$9,126	$7,588
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,514	4,363
Non-cash compensation expense	2,033	—
Non-cash interest expense	84	84
Deferred income tax expense	1,187	842
Reduction in taxes payable—stock option exercises	—	138
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	22,348	(359)
Inventories	1,502	(14,723)
Other current assets and other assets	(3,950)	(2,211)
Income taxes receivable	379	2,992
Accrued expenses and other long-term liabilities	(1,694)	(7,702)
Accounts payable	262	4,703
Net cash (used in) provided by operating activities	37, 791	(4,285)
Cash flows from investing activities:
Purchase of products	(5,000)	(55,578)
Purchase of property and equipment	(608)	(575)
Proceeds from sale of marketable securities	13,148	51,122
Purchase of marketable securities	(37,554)	(3,877)
Net cash used in investing activities	(30,014)	(8,908)
Cash flows from financing activities:
Repurchase of common stock	—	(2,094)
Reduction in taxes payable—stock option exercises	797	—
Net proceeds from issuance of common stock	2,052	311
Net cash (used in) provided by financing activities	2,849	(1,783)
Effect of foreign exchange rates on cash	125	(706)
Net change in cash and cash equivalents	10,751	(15,682)
Cash and cash equivalents, beginning of period	17,043	36,586
Cash and cash equivalents, end of period	$27,794	$20,904
Supplemental Cash Flow Information:
Cash paid for income taxes	$1,781	$122
Cash paid for interest	$1,325	$1,325

The accompanying notes are an integral part of these consolidated financial statements.

FIRST HORIZON PHARMACEUTICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.                                      Basis of Presentation

The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which management considers necessary for fair presentation of the financial position, results of operations and cash flows of First Horizon Pharmaceutical Corporation (the “Company”) for the interim periods. Certain footnote disclosures normally included in financial statements prepared according to accounting principles generally accepted in the United States of America have been condensed or omitted from these interim financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results for the full year. The interim results should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-30123).

2.                                      New Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement 156, Accounting for Servicing of Financial Assets, which amends FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In a significant change to current guidance, the Statement of Financial Accountant Standards (“SFAS”) No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:  (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

In July 2005, the FASB issued an exposure draft of a proposed interpretation, Accounting for Uncertain Tax Positions-an Interpretation of FASB Statement No. 109 (“SFAS No. 109”). This interpretation would apply to all open tax positions accounted for in accordance with SFAS No. 109, including those acquired in business combinations. It is a proposed asset recognition approach to apply a dual threshold for uncertain tax positions. The interpretation would allow the recognition of a tax benefit when it is probable that it could be sustained upon audit. The interpretation defines “probable” as it is defined in SFAS No. 5, “Accounting for Contingencies.” FASB has not established an effective date for the interpretation. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

In May 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  The standard requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is deemed impracticable, unless the change in accounting  relates to the principle method of depreciation, amortization or depletion for long-lived, non-financial assets in which case the change is accounted for as a change in accounting estimate that is affected by a change in accounting principle. The standard is effective for accounting changes and corrections of errors made occurring in fiscal years beginning after December 15, 2005. The adoption of Statement of Financial Accounting Standards (“SFAS”) No. 154 did not have a material impact on the Company’s financial position or results of operations.

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

In December 2004, the FASB issued Statement 123 (revised 2004), “Share-Based Payment.” The standard eliminates the disclosure-only election under SFAS 123 and requires the recognition of compensation expense for stock options and other forms of equity compensation based on the fair value of the instruments on the date of grant. The standard is effective for fiscal years beginning after June 15, 2005. See Note 3 for the effect of the adoption on net income and earnings per share.

3.                                      Stock Based Compensation

At March 31, 2006, the Company had three stock-based compensation plans, stock options, restricted shares and an employee stock ownership plan. Prior to December 31, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by FASB Statement No. 123 (revised 2004) (“SFAS 123”), “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost was recognized in the Statement of Operations for the three months ended March 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R) (“SFAS 123R”), “Share-Based Payment”, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the three months ended March 31, 2006, are $2.0 million and $1.4 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.29 and $0.26, respectively, if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $0.26 and $0.23, respectively.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $0.8 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

The weighted average fair value per share of options granted during the three months ended March 31, 2006 and 2005 is estimated at $12.56 and $15.17, respectively. The value of options is estimated on the date of the grant using the following weighted average assumptions:

	2006	2005
Risk-free interest rate	4.32%	3.79%
Expected dividend yield	—	—
Expected lives	5 years	5 years
Expected volatility	107.8%	117.02%

The Company has granted stock options and restricted shares to officers, directors and employees as follows:

			Weighted
	Number of	Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Subject to	Exercise	Contractual	Value
	Issuance	Price	Term	($000)
Outstanding at December 31, 2005	3,121,936	13.19
Granted	469,500	15.79
Cancelled	(126,202)	13.44
Exercised	(190,932)	9.79
Outstanding at March 31, 2006	3,274,302	13.93	4.9	$45,611

In 2005 and through March 31, 2006, the Company issued Restricted Shares to executives and employees. Issuances in the first three months of 2006 were as follows:

Date of Issuance	Shares Issued	Price of Shares	Vesting Schedule
January 24, 2006	86,500	$15.79	A
January 24, 2006	254,000	$15.79	B
February 21, 2006	10,000	$18.87	A
March 20, 2006	4,000	$23.22	B

Shares issued under vesting plan A, vest when specific key performance objectives have been reached or on the fifth anniversary date of the issuance. Shares issued under vesting plan B, vest 25% annually over four years. For the three months ended March 31, 2006 and 2005 the Company recognized $0.7 million and $0.0 million in deferred compensation expense related to the restricted shares, respectively.

Had compensation costs for the Company’s options been determined using the Black-Scholes option valuation model prescribed by SFAS No. 123, “Accounting for Stock Based Compensation,” for 2005 the Company’s pro forma net income per common share would have been reported as follows (in thousands, except per share amounts):

For The Three Months Ended March 31,
2005
Net income as reported	$7,588
Add: Stock based compensation expense as recorded, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value basis for all awards, net of related tax effects	(485)
Pro forma	$7,103
Net income per common share-basic:
As reported	$0.22
Pro forma	$0.20
Net income per common share-diluted:
As reported	$0.19
Pro-forma	$0.18

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

4.                                      Marketable Securities

The Company classifies its existing marketable securities as available-for-sale. All available-for-sale securities are classified as current as the Company has the ability to use them for current operating and investing purposes. There were no realized losses from marketable securities in the three months ended March 31, 2006. At March 31, 2006, the Company had total net unrealized losses from marketable securities of $2.0 million.

The carrying amount of available-for-sale securities and their approximate fair values at March 31, 2006 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal agency obligations	$58,134	$—	$(1,381)	$56,753
Corporate bonds	51,045	2	(632)	50,415
Total	$109,179	$2	$(2,013)	$107,168

The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of March 31, 2006 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Gain	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Federal agency obligations	$—	$—	$56,753	$(1,381)	$56,753	$(1,381)
Corporate bonds	—	—	25,157	(632)	25,157	(632)
Total	$—	$—	$81,910	$(2,013)	$81,910	$(2,013)

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

The amortized cost and estimated fair value of marketable securities at March 31, 2006 by contractual maturity are shown below (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$52,347	$52,019
Due after one year through three years	46,059	44,732
Due after three years through five years	7,581	7,335
Due after five years	3,192	3,082
	$109,179	$107,168

The carrying amount of available-for-sale securities and their approximate fair values at December 31, 2005 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal agency obligations	$58,227	$—	$(1,349)	$56,878
Corporate bonds	26,520	—	(641)	25,879
Total	$84,747	$—	$(1,990)	$82,757

5.                                      Inventories

Inventories consist of purchased pharmaceutical products and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method, and market is considered to be net realizable value. Inventories consist of finished product and bulk product awaiting processing and packaging into finished product. Inventories, net of reserves of $0.6 million and $0.9 million at March 31, 2006 and December 31, 2005, respectively, consisted of (in thousands):

	March 31, 2006	December 31, 2005
Bulk product	$3,206	$2,406
Finished product	24,216	26,518
Total inventories	$27,422	$28,924

6.                                      Intangible Assets

In January 2006, the Company paid Bayer Healthcare AG a milestone payment of $5.0 million for the licensing rights to Sular. The milestone payment will be amortized over the remaining useful life of Sular.

Intangible assets which are not deemed to have an indefinite life are amortized on a straight line basis over their respective useful lives.

The following table reflects the components of intangible assets as of March 31, 2006 (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Expected Life
Licensing rights	$361,040	$(64,680)	$296,360	10 to 20 years
Trade names	11,060	(2,431)	8,629	15 to 20 years
Contracts	8,300	(6,907)	1,393	5 years
Supply/Distribution agreements	10,350	(4,210)	6,140	1 to 10 years
Other intangibles	3,108	(721)	2,387	20 years
Total	$393,858	$(78,949)	$314,909

The following table reflects the components of intangible assets as of December 31, 2005 (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Expected Life
Licensing rights	$356,040	$(59,642)	$296,398	10 to 20 years
Trade names	11,060	(2,293)	8,767	15 to 20 years
Contracts	8,300	(6,492)	1,808	5 years
Supply/Distribution agreements	10,350	(3,951)	6,399	1 to 10 years
Other intangibles	3,108	(682)	2,426	20 years
Total	$388,858	$(73,060)	$315,798

For the three months ended March 31, 2006, amortization expense related to the intangible assets was $5.8 million. Amortization is calculated on a straight-line basis over the estimated useful life of the intangible asset. Estimated annual amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal year ended December 31:	Amount
2006	$23,127
2007	21,822
2008	21,571
2009	21,571
2010	21,571

7.                                      Other Long-Term Assets

Other assets at March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Capitalized finance costs	$4,249	$4,312
Deposits	59	59
Total Long-Term other assets	$4,308	$4,371

8.                                      Accrued Expenses

Accrued expenses at March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Employee compensation and benefits	$2,658	$4,111
Product returns	1,244	1,090
Product rebates	2,590	2,441
Sales deductions	2,917	2,802
Accrued royalties	4,688	5,082
Other	1,797	2,956
	$15,894	$18,482

9.                                      Long-term Debt

In March 2004, the Company issued a total of $150.0 million of its 1.75% senior subordinated contingent convertible notes due (the “2004 Notes”) in 2024 in transactions that were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act. The 2004 Notes are due March 8, 2024 and accrued interest is payable semi-annually in arrears on March 8 and September 8 of each year, which commenced on September 8, 2004. In addition to the interest on the 2004 Notes, after March 8, 2007, the Company will also pay contingent interest during specified six-month periods if the average trading price of the 2004 Notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum. As this contingent interest feature is based on the underlying trading price of the 2004 Notes, the contingent interest qualifies as an embedded derivative. As of March 31, 2006, management determined that the fair value of this contingent interest embedded derivative was not material. The net proceeds from this issuance, after deducting offering expenses, were approximately $145.4 million. Financing costs of $4.6 million were incurred with the issuance which are being amortized on a straight line basis over the life of the notes and are included in other assets in the consolidated balance sheet.

Holders of the 2004 Notes may initially convert the 2004 Notes into shares of the Company’s common stock at a conversion rate of 45.1467 shares per $1,000 principal amount of the 2004 Notes, which is equivalent to a conversion price of $22.15 per share, subject to anti-dilution adjustments, before the close of business on March 8, 2024. Holders may convert the 2004 Notes only under the following circumstances: (1) during any calendar quarter commencing after June 30, 2004, if the closing sales price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) if the 2004 Notes have been called for redemption; (3) during the five trading day period immediately following any nine consecutive trading day period in which the trading price of the 2004 Notes per $1,000 principal amount for each day of that period was less than 95% of the product of the closing price of the Company’s common stock and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the 2004 Notes; or (4) the occurrence of specified corporate transactions.

The Company has the option to redeem the 2004 Notes beginning March 13, 2007 at a price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest, including contingent interest, if any.

The holders of the 2004 Notes have the option to require the Company to repurchase the 2004 Notes on March 8 of 2009, 2014 and 2019, and upon a change in control, at a price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest, including contingent interest, if any.

In connection with the issuance of the 2004 Notes, on March 30, 2004 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register for resale of 6.8 million shares of the Company’s common stock issuable, subject to anti-dilution adjustments, upon conversion of the 2004 Notes. The registration statement became effective during the second quarter of 2004.

In  March 2006, the Company commenced an exchange offer whereby it is offering to exchange the 2004 Notes issued in March 2004 with new notes (the “New Notes”) that, among other things, would require the Company to redeem the $150.0 million 2004 Notes with cash instead of common stock. In April 2006, the exchange offer was extended to May 2, 2006.  As an incentive to the 2004 Note holders to exchange the 2004 Notes for New Notes, the Company will pay to each exchanging holder an exchange fee equal to 0.75% of the face value of each 2004 Note exchanged, for a potential aggregate maximum exchange fee of $1,125,000.

While the terms of New Notes will be substantially similar to the terms of the 2004 Notes, certain material differences between the 2004 Notes and the New Notes are described below.

Upon conversion, the Company will deliver, for each New Note, consideration (the “conversion value”) having a value equal to the product of the conversion rate (initially, approximately 45.1467, subject to adjustment) multiplied by the average of the closing price of our common stock on the Nasdaq National Market on each of the five consecutive trading days beginning on the third trading day following the conversion date of New Notes (the “applicable stock price”). This consideration will be paid in cash (the “required cash amount”) in an amount equal to the lesser of (a) the aggregate principal amount of New Notes on the conversion date or (b) the conversion value, and the remainder will be paid in shares of our common stock. The number of shares to be delivered will equal (a)(i) the conversion value minus (ii) the required cash amount, divided by (b) the applicable stock price.

A holder that surrenders New Notes for conversion in connection with certain fundamental changes that occur prior to March 13, 2007 may be entitled to an increase in the conversion rate. However, in lieu of increasing the conversion rate applicable to those New Notes, the Company may in certain circumstances elect to change our conversion obligation so that, in lieu of delivering cash, and, if applicable, shares of our common stock in respect of such conversion obligation, the Company will deliver shares of the acquiring company’s common stock

In addition to the events included in the 2004 Notes which would constitute a change of control (as defined in the indenture relating to the 2004 Notes), a fundamental change will also include the occurrence of any transaction or event or any series of transactions or events in connection with which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive stock, other securities, other property, assets or cash, unless either:

(a)          the persons that “beneficially owned,” the shares of our voting stock immediately prior to such transaction, “beneficially own,” shares of the surviving or continuing corporation’s voting stock representing at least a majority of the total voting power of all outstanding classes of voting stock of such corporation or

(b)         both of the following conditions are satisfied:

(i)                                     at least 90% of the consideration (other than cash payments for fractional shares or pursuant to statutory appraisal rights) in such transaction consists of common stock, ordinary shares or American Depository Shares, and any associated rights, traded on a U.S. national securities exchange or quoted on the Nasdaq National Market (or that will be so traded or quoted when issued or exchanged in connection with such transaction) and

(ii)                                  as a result of such transaction, the consideration due upon conversion of New Notes shall be payable solely in shares of such securities, and any associated rights and cash for fractional shares.

The Company had no debt other than the aforementioned notes outstanding at March 31, 2006 or December 31, 2005.

10.                               Credit Agreement

On February 11, 2003, the Company entered into a $20.0 million senior secured revolving credit facility with various lenders and LaSalle Bank National Association, as administrative agent. Borrowings may be used for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company’s assets. Borrowings bear interest at the Company’s option at the base rate in effect from time to time plus an applicable margin or the Eurodollar rate, plus an applicable margin. The applicable margin will vary dependent upon the Company’s leverage ratio in effect from time to time. The revolving facility matures on August 11, 2006. The revolving loan contains various covenants, including covenants relative to maintaining financial ratios and earnings levels, limitations on acquisitions, dispositions, mergers and capital expenditures, limitations on incurring additional indebtedness and a prohibition on payment of dividends and certain issuances of capital stock. As of March 31, 2006, there was no outstanding balance on the Credit Agreement. For the three months ended March 31, 2006, there were no borrowings or repayments under the Credit Agreement.

11.                               Share Buyback Program

The Company adopted a new share repurchase program effective August 3, 2005, that authorizes the repurchase of up to $20.0 million of its outstanding shares of common stock over the next twelve months with no periodic sub-limits on the amount of repurchases. This plan replaces all prior share repurchase plans and will expire on August 2, 2006. There have been no repurchases under the Program in 2006. As of March 31, 2006, $15.6 million is available for repurchases under the provision.

12.                               Earnings Per Share

Below is the calculation of basic and diluted net income per share (in thousands except per share data):

	For the three months ended March 31,
	2006	2005
Net income	$9,126	$7,588
Add: Interest expense on contingent convertible debt (net of tax)	490	478
Adjusted net income	$9,616	$8,066
Weighted average common shares outstanding-basic	35,054	35,066
Dilutive effect of stock options and restricted stock	770	667
Dilutive effect of contingent convertible debt	6,772	6,772
Weighted average common shares outstanding-diluted	42,596	42,505
Basic net income per share:	$0.26	$0.22
Diluted net income per share:	$0.23	$0.19

For the three months ended March 31, 2006, there were 609,055 potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

13.                               Segment Reporting

The Company is engaged solely in the business of marketing and selling prescription pharmaceutical products. Accordingly, the Company’s business is classified in a single reportable segment, the sale and marketing of prescription products. Prescription products include a variety of branded pharmaceuticals for the treatment of cardiovascular, obstetrical and gynecological, and gastroenterological conditions and disorders.

The following presents revenues for prescription products by area of treatment:

	For The Three Months Ended March 31,
	2006	2005
Cardiovascular	$46,810	$19,471
Women’s health	13,742	12,458
Non promoted	5,901	9,028
Net revenues	$66,453	$40,957

14.                               Commitments and Contingencies

First Horizon, certain former and current officers and directors are defendants in a consolidated securities lawsuit filed on August 22, 2002 in the United States District Court for the Northern District of Georgia. Plaintiffs in the class action alleged in general terms that we violated Sections 11 and 12(a)(a) of the Securities Act of 1933 and that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In an amended complaint, Plaintiffs claim that we issued a series of materially false and misleading statements to the market in connection with our public offering on April 24, 2002 and thereafter relating to alleged “channel stuffing” activities. The amended compliant also alleged controlling person liability on behalf of certain of our officers under Section 15 of the Securities Act of 1933 and Section 20 of the Securities Exchange Act of 1934. Plaintiffs seek an unspecified amount of compensatory damages.

On September 29, 2004, the U.S. District Court for the Northern District of Georgia dismissed, without prejudice, the class action lawsuit. Although the class action lawsuit was dismissed, the court granted the plaintiffs the right to refile their lawsuit provided that the plaintiffs pay all of the defendant’s fees and costs associated with filing the motions to dismiss the lawsuit. Plaintiffs did not file a second amended complaint as permitted, but instead filed a motion asking the District Court to reconsider its September 29, 2004 order and lift the condition that they must pay defendants’ fees and costs before further amendment. On June 22, 2005, the District Court denied plaintiffs’ motion and gave them another opportunity to amend if they pay defendants’ fees and costs. Once again, plaintiffs chose not to file a second amended complaint. Instead, plaintiffs filed an appeal to the United States Court of Appeals for the Eleventh Circuit. This appeal is currently pending.

The Company is also involved with other various legal proceedings incident to the course of business. None of these proceedings are expected to have a material adverse effect on the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read with the consolidated financial statements and related footnotes and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-30123). The results discussed below are not necessarily indicative of the results to be expected in any future periods. The following discussion contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ from the statements made.

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

We currently market and sell 15 products, eight of which are actively promoted and which accounted for approximately 91% our total sales for the quarter ended March 31, 2006. We promote our products through our nationwide sales and marketing force in approximately 525 territories, targeting high-prescribing primary care physicians, endocrinologists, cardiologists, obstetricians and gynecologists.

Results of Operations

Net Revenue. Net revenue for the quarter ended March 31, 2006 increased by $25.5 million or 62% to $66.5 million, as compared to $41.0 million for the three months ended March 31, 2005. Net revenue from our promoted products increased by $28.6 million for the three months ended March 31, 2006 as a result of growth from increased detailing, as well as continued success in the execution of our marketing strategy. The increase in revenue of our promoted products was partially offset by a reduction in non-promoted product revenues of $3.1 million, primarily from our Tanafed and Robinul Lines as we ceased promotion of these products as a result of generic entries into the market.

Product Overview

	Change in total dispensed prescriptions for the three months ended March 31, 2006 compared to the three months ended March 31, 2005(a)	Change in new dispensed prescriptions for the three months ended March 31, 2006 compared to the three months ended March 31, 2005(a)
Sular	17%	32%
Fortamet (b)	48%	22%
Altoprev	(22)%	(13)%
Triglide(c)	N/A	N/A
Nitrolingual(d)	(11)%	(11)%
Prenate Elite	(12)%	(20)%
OptiNate (e)	N/A	N/A
Ponstel	5%	5%

(a)                               Source: IMS Health’s National Prescription Audit Plus™ data.

(b)                               Fortamet was launched in May, 2004, by Andrx Corporation.

(c)                                Triglide was launched in July 2005.

(d)                               We believe that IMS data does not capture prescriptions of Nitrolingual from some of the non-retail channels and prescription trends in the non-retail channel which may have a significant impact on the reported change.

(e)                                OptiNate was launched in March 2005.

Net revenues of the Cardiology products (namely Sular, Fortamet, Altoprev, Triglide and Nitrolingual) were $46.8 million for the three months ended March 31, 2006, compared to $19.5 million for the three months ended March 31, 2005. The increase was primarily due to the launch of Altoprev and Fortamet in April 2005, the continued growth of Sular, the launch of Triglide in July 2005, as well as price increases implemented during 2005 and 2006.

Net revenues of the promoted Women’s Health products (namely Prenate Elite, OptiNate and Ponstel), were $13.7 million for the three months ended March 31, 2006 compared to $12.4 million for the three months ended March 31, 2005. This increase is primarily related to price increases implemented during 2005 and 2006, as well as increased sales of Ponstel related to prescription growth.

Net revenues of our non-promoted products decreased $3.1 million, to $5.9 million for the three months ended March 31, 2006 compared to $9.0 for the three months ended March 31, 2005. This decrease was a result of an introduction of knock-offs and a generic of the Tanafed and Robinul lines.

Cost of Revenues. Cost of revenues for the three months ended March 31, 2006 were $9.4 million compared to $7.2 million for the three months ended March 31, 2005. The increase in cost of revenues is directly related to the increase in units sold and a change in product mix for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Gross Margin. Gross margin for the three months ended March 31, 2006 was 86.0% compared to 82.5% for the three months ended March 31, 2005. This increase in gross margin was the result of the change in product mix from the prior year primarily due to the acquisitions of Fortamet and Altoprev completed in the second quarter of 2005 and the successful launches of OptiNate and Triglide in the second and third quarters of 2005, respectively. Also contributing to the increased gross margins were price increases implemented during 2005 and 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $16.8 million, or 94.9%, to $34.5 million for the three months ended March 31, 2006, compared to $17.7 million for the three months ended March 31, 2005. The increase in selling, general and administrative expenses is due primarily to the addition of approximately 115 sales representatives and an increase in royalty and commission expenses related to higher revenues. Additionally, we recognized $1.7 million in stock based compensation in the three months ended March 31, 2006. There were no similar expenses for the three months ended March 31, 2005.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.1 million to $6.5 million for the three months ended March 31, 2006, compared to $4.4 million for the three months ended March 31, 2005. This increase is primarily related to the addition of Fortamet and Altoprev in March 2005 and Triglide in July 2005.

Research and Development Expense. Research and development expense increased $2.6 million to $2.9 million for the three months ended March 31, 2006, compared to $0.3 million for the three months ended March 31, 2005. This increase was primarily related to greater activity in the development program for lifecycle management initiatives for our products and management’s increased emphasis on development. Additionally, we recognized $0.3 million in stock based compensation for our research and development department in the three months ended March 31, 2006. There were no similar expenses for the three months ended March 31, 2005.

Interest Expense. Interest expense was $0.8 million for the three months ended March 31, 2006, compared to $1.0 million for the three months ended March 31, 2005. The interest expense is primarily related to the issuance of the $150.0 million debt security discussed in note 9 to our financial statements contained elsewhere in this Report on Form 10-Q.

Interest Income. Interest income was $0.9 million for the three months ended March 31, 2006, compared to $1.0 million for the three months ended March 31, 2005. The interest income is primarily related to the marketable securities balances.

Provision for Income Taxes. Income taxes were provided for at a rate of 31.7% for the three months ended March 31, 2006, compared to 34.0% for the three months ended March 31, 2005. This decrease in the effective tax rate is due to the change in the mix of tax jurisdictions, both domestic and international, as a result of our implementation of international operations where our income was earned, as well as a change in the ratio of non-deductible expenses to pre-tax income.

Liquidity and Capital Resources

Our liquidity requirements arise primarily from debt service, working capital requirements, product development activities and funding of acquisitions. We have met these cash requirements through cash from operations, borrowings for product acquisitions and the issuance of common stock.

Our cash and cash equivalents were $27.8 million on March 31, 2006. Net cash provided by operating activities for the three months ended March 31, 2006 was $37.8 million. This increase of cash was the result of net income for the quarter of $9.1 million (adjusted for non-cash items of depreciation and amortization of $6.5 million, compensation expense of $2.0 million, deferred income tax expense of $1.2 million and non-cash interest expense of $0.1 million), a decrease of accounts receivable of $22.4 million; a decrease in inventory of $1.5 million; a decrease in the income tax receivable of  $0.4 million;and an increase of accounts payable of $0.3 million. These providers of cash were partially offset by an increase of other current assets and other assets of $4.0 million and the decrease of accrued expenses of $1.7 million.

Our cash and cash equivalents were $20.9 million on March 31, 2005. Net cash used by operating activities for the three months ended March 31, 2005 was $4.3 million. This use of cash was the result of an increase of inventory on hand of $14.7 million primarily as a result of new products; a decrease in accrued expenses and other long-term liabilities of $7.7 million; an increase in other current assets and other assets of $2.2 million; and an increase in accounts receivable of $0.4 million. Partially offsetting the use of cash from operations was cash generated from net income of $7.6 million, an increase in accounts payable of $4.7 million, a decrease in the income tax receivable of $3.0 million, non-cash expenses including depreciation and amortization expenses of $4.4 million and as well as $1.0 million in other non-cash tax transactions of interset expense, deferred income tax expense and reductions in taxes payable for stock option exercises.

We maintain supply agreements with third party suppliers for most of our products. Some of these supply agreements contain minimum purchase requirements. For most of these supply agreements, we believe that our inventory requirements and related purchases of inventory will exceed the minimum purchase requirement in 2006. In those cases in which we do not believe our purchases will exceed the minimum purchase requirements, we are seeking to negotiate waivers or modifications of the minimum purchase requirements.

Net cash used in investing activities for the three months ended March 31, 2006 was $30.0 million. The uses of cash were related to a Sular milestone of $5.0 million, marketable securities of $37.5 million and the purchases of property and equipment of $0.6 million. Partially offsetting these uses of cash were the sales of marketable securities of $13.1 million.

Net cash used in investing activities for the three months ended March 31, 2005 was $8.9 million. The uses of cash were for the purchase of products of $55.6 million related to the Company’s acquisition of Fortamet and Altoprev, as well as a sales milestone related to Sular, marketable securities of $3.9 million and the purchases of property and equipment of $0.5 million. Partially offsetting these uses of cash were the sales of marketable securities of $51.1 million. This liquidation of marketable securities was directly related to the $50.6 million acquisition of product licenses for Fortamet and Altoprev and the $5.0 million additional purchase price milestone payment for Sular.

Net cash provided by financing activities was $2.9 million for the quarter ended March 31, 2006 resulting from the issuance of common stock for $2.1 million and the reduction in taxes payable related to stock option exercises of $0.8 million.

Net cash used in financing activities was $1.8 million for the quarter ended March 31, 2005 resulting from our repurchase of our common stock for $2.1 million. Partially offsetting this net cash used was $0.3 million from the exercise of common stock options.

During the three months ended March 31, 2006, there were no borrowings or repayments under our $20 million senior credit facility.

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

In March 2004, the Company issued a total of $150.0 million of its 1.75% senior subordinated contingent convertible notes due (the “2004 Notes”) in 2024 in transactions that were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act. The 2004 Notes are due March 8, 2024 and accrued interest is payable semi-annually in arrears on March 8 and September 8 of each year, which commenced on September 8, 2004. In addition to the interest on the 2004 Notes, after March 8, 2007, the Company will also pay contingent interest during specified six-month periods if the average trading price of the 2004 Notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum. As this contingent interest feature is based on the underlying trading price of the 2004 Notes, the contingent interest qualifies as an embedded derivative. As of March 31, 2006, management determined that the fair value of this contingent interest embedded derivative was not material. The net proceeds from this issuance, after deducting offering expenses, were approximately $145.4 million. Financing costs of $4.6 million were incurred with the issuance which are being amortized on a straight line basis over the life of the notes and are included in other assets in the consolidated balance sheet.

Holders of the 2004 Notes may initially convert the 2004 Notes into shares of the Company’s common stock at a conversion rate of 45.1467 shares per $1,000 principal amount of the 2004 Notes, which is equivalent to a conversion price of $22.15 per share, subject to anti-dilution adjustments, before the close of business on March 8, 2024. Holders may convert the 2004 Notes only under the following circumstances: (1) during any calendar quarter commencing after June 30, 2004, if the closing sales price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) if the 2004 Notes have been called for redemption; (3) during the five trading day period immediately following any nine consecutive trading day period in which the trading price of the 2004 Notes per $1,000 principal amount for each day of that period was less than 95% of the product of the closing price of the Company’s common stock and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the 2004 Notes; or (4) the occurrence of specified corporate transactions.

The Company has the option to redeem the 2004 Notes beginning March 13, 2007 at a price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest, including contingent interest, if any.

The holders of the 2004 Notes have the option to require the Company to repurchase the 2004 Notes on March 8 of 2009, 2014 and 2019, and upon a change in control, at a price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest, including contingent interest, if any.

In connection with the issuance of the 2004 Notes, on March 30, 2004 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register for resale of 6.8 million shares of the Company’s common stock issuable, subject to anti-dilution adjustments, upon conversion of the 2004 Notes. The registration statement became effective during the second quarter of 2004.

In  March 2006, the Company commenced an exchange offer whereby it is offering to exchange the 2004 Notes issued in March 2004 with new notes (the “New Notes”) that, among other things, would require the Company to redeem the $150.0 million 2004 Notes with cash instead of common stock. In April 2006, the exchange offer was extended to May 2, 2006. As an incentive to the 2004 Note holders to exchange the 2004 Notes for New Notes, the Company will pay to each exchanging holder an exchange fee equal to a 75% of the face value of each 2004 Note exchanged, for a potential aggregate maximum exchange fee of $1,125,000.

While the terms of New Notes will be substantially similar to the terms of the 2004 Notes, certain material differences between the 2004 Notes and the New Notes are described below.

Upon conversion, the Company will deliver, for each New Note, consideration (the “conversion value”) having a value equal to the product of the conversion rate (initially, approximately 45.1467, subject to adjustment) multiplied by the average of the closing price of our common stock on the Nasdaq National Market on each of the five consecutive trading days beginning on the third trading day following the conversion date of New Notes (the “applicable stock price”). This consideration will be paid in cash (the “required cash amount”) in an amount equal to the lesser of (a) the aggregate principal amount of New Notes on the conversion date or (b) the conversion value, and the remainder will be paid in shares of our common stock. The number of shares to be delivered will equal (a)(i) the conversion value minus (ii) the required cash amount, divided by (b) the applicable stock price.

A holder that surrenders New Notes for conversion in connection with certain fundamental changes that occur prior to March 13, 2007 may be entitled to an increase in the conversion rate. However, in lieu of increasing the conversion rate applicable to those New Notes, the Company may in certain circumstances elect to change our conversion obligation so that, in lieu of delivering cash, and, if applicable, shares of our common stock in respect of such conversion obligation, the Company will deliver shares of the acquiring company’s common stock

In addition to the events included in 2004 Notes which would constitute a change of control (as defined in the indenture relating to 2004 Notes), a fundamental change will also include the occurrence of any transaction or event or any series of transactions or events in connection with which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive stock, other securities, other property, assets or cash, unless either:

(a)          the persons that “beneficially owned,” the shares of our voting stock immediately prior to such transaction, “beneficially own,” shares of the surviving or continuing corporation’s voting stock representing at least a majority of the total voting power of all outstanding classes of voting stock of such corporation or

(b)         both of the following conditions are satisfied:

(i)                                     at least 90% of the consideration (other than cash payments for fractional shares or pursuant to statutory appraisal rights) in such transaction consists of common stock, ordinary shares or American Depository Shares, and any associated rights, traded on a U.S. national securities exchange or quoted on the Nasdaq National Market (or that will be so traded or quoted when issued or exchanged in connection with such transaction) and

(ii)                                  as a result of such transaction, the consideration due upon conversion of New Notes shall be payable solely in shares of such securities, and any associated rights and cash for fractional shares.

The Company had no debt other than the aforementioned notes outstanding at March 31, 2006 or December 31, 2005.

On February 11, 2003, we entered into a $20 million senior secured revolving credit facility with various lenders and LaSalle Bank National Association, as administrative agent. Subject to the satisfaction of certain borrowing base requirements, we may from time-to-time borrow monies under the revolving facility for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of our assets. Borrowings bear interest at our option at the base rate in effect from time to time plus an applicable margin or the Eurodollar rate, plus an applicable margin. The applicable margin will vary dependent upon our leverage ratio in effect from time-to-time. As of March 31, 2006, we had no borrowings outstanding under this facility. The revolving facility, as amended, matures on August 11, 2006. Fees payable under the revolving facility include a one-time commitment fee of 0.685% of the stated amount of the facility, an unused commitment fee based on funds committed but not borrowed under the revolving facility at rates which vary dependent upon our leverage ratio in effect from time-to-time and letter of credit fees equal to 0.25% per annum of the face amount of letters of credit issued and outstanding under the revolving facility. The revolving facility may be prepaid from time-to-time or terminated at our discretion without penalty.

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

Critical Accounting Policies

We view our critical accounting policies to be those policies which are very important to the portrayal of our financial condition and results of operations, and require management’s most difficult, complex or subjective judgments. The circumstances that make these judgments difficult or complex relate to the need for management to make estimates about the effect of matters that are inherently uncertain. We believe our critical accounting policies are as follows:

•                       Allowance for doubtful accounts.  We are required to estimate the level of accounts receivable recorded on our balance sheet which will ultimately not be paid. Among other things, this assessment requires analysis of the financial strength of our customers, which can be highly subjective. Our policy is to estimate bad debt expense based on prior experience supplemented by a periodic customer specific review when needed. If we over or under estimate the level of accounts receivable that will not be paid, there may be a material impact to our financial statements.

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

•                       Product returns.  In the pharmaceutical industry, customers are normally granted the right to return product for a refund if the product has not been used prior to its expiration date. Our return policy allows product returns within an eighteen-month window from six months prior to the expiration date and up to twelve months after the expiration date. Our return policy conforms to industry standard practices. We believe that we have sufficient data to estimate future returns at the time of sale. Management is required to estimate the level of sales which will ultimately be returned pursuant to our return policy, and record a related reserve at the time of sale. These amounts are deducted from our gross sales to determine our net revenues. Our estimates take into consideration historical returns of a given product, product specific information provided by our customers and information obtained regarding the levels of inventory being held by our customers, as well as overall purchasing patterns by our customers. Management periodically reviews the reserves established for returns and adjusts them based on actual experience. If we over or under estimate the level of sales which will ultimately be returned, there may be a material impact to our financial statements.

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

•                       Intangible assets.  When we acquire the rights to manufacture and sell a product, we record the aggregate purchase price, along with the value of the product related liabilities that we assume, as intangible assets. We use the assistance of valuation experts to help us allocate the purchase price to the fair value of the various intangible assets that we have acquired. Then, we must estimate the economic useful life of each of these intangible assets in order to amortize their cost as an expense in our statement of operations over the estimated economic useful life of the related asset. The factors that drive the actual economic useful life of a pharmaceutical product are inherently uncertain, and include patent and other intellectual property protection, physician loyalty and prescribing patterns, competition by products prescribed for similar indications, future introductions of competing products not yet FDA approved, the impact of promotional efforts and many other factors. We use all of these factors in initially estimating the economic useful lives of our products, and we also continuously monitor these factors for indications of appropriate revisions.

In assessing the recoverability of its intangible assets, we must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, we must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. We review intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances may include but are not limited to, lack of promotional sensitivity, the introduction of competitive products and changes in government regulations. If we determine that an intangible asset is impaired, a non-cash impairment charge will be recognized. If we should incur an impairment loss, there may be a material impact to the financial statements.

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

Forward Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements. Risk to our business include, without limitation:

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

•      If we have difficulties acquiring new products or rights to market new products from third parties, our financial results could be adversely impacted.

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

•                  A small number of customers accounts for a large portion of our sales and the loss of one of them, or changes in their purchasing patterns, could result in substantially reduced sales, substantially and adversely impacting our financial results;

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

•                  We may be found noncompliant with applicable Federal, State or International laws, rules or regulations;

•                  If generic competitors that compete with any of our products are introduced our revenues may be adversely affected; and

•                  Some unforeseen difficulties may occur.

These risk factors are not exhaustive. We may not have correctly identified and appropriately assessed all factors affecting our business and the publicly available and other information with respect to these matters may not be complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact us. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, and results of operations. For these reasons, we caution you not to place undue reliance on our forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks that arise in the ordinary course of business. A discussion of the Company’s primary market risk exposure is presented below.

Foreign Currency Exchange Risk

Our purchases of Sular, Triglide and Nitrolingual are made in Euros. Although we did not enter into any forward contracts in the first quarter of 2006, we may eliminate risks from foreign currency fluctuations after the time of shipment of product by entering into forward contracts for these purchases of inventory at the time of product shipments. The Company’s earnings and cash flows could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies.

Market Risk on Investments

The fair value of our investment portfolio would be negatively affected by an increase in interest rates. Since the majority of the Company’s investments are fixed rate interest-bearing securities and therefore subject to the risk of loss in market value from an increase in rates or a change in the underlying risk of the issuers of the notes, the Company’s future earnings and cash flows could be affected adversely if the Company were to sell the securities prior to their maturity date. There were no realized losses from the sale of investments for the three months ended March 31, 2006. At March 31, 2006, the Company had total net unrealized losses from marketable securities of $2.0 million.

Market Risk on Variable Rate Debt

In connection with borrowings incurred under the senior secured revolving credit facility arranged by LaSalle Bank, N.A., we could experience market risk with respect to changes in the general level of the interest rates and its effect upon our interest expense. Borrowings under this facility bear interest at variable rates. Because such rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, our present exposure to interest rate fluctuations is primarily dependent on rate changes that may occur while borrowings under the senior secured credit facility are outstanding. On March 31, 2006 there was no debt outstanding under this facility.

Market Risk on Fixed Rate Debt

The Company’s long-term fixed interest rate senior subordinated contingent convertible notes are also subject to market risk. Fixed rate debt outstanding at March 31, 2006 was $150.0 million with an interest rate of 1.75%. All other things being equal, the fair market value of the Company’s fixed rate debt will increase as rates decline and will decrease as rates rise. The fixed rate notes outstanding totaling $150.0 million at March 31, 2006 had a fair value of $179.7 million based on quoted market rates.

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

Changes in Internal Control over Financial Reporting

There has been no change in First Horizon’s primary internal controls over financial reporting during the first fiscal quarter of 2006, that has materially affected, or is reasonably likely to materially affect First Horizon’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

First Horizon, certain former and current officers and directors are defendants in a consolidated securities lawsuit filed on August 22, 2002 in the United States District Court for the Northern District of Georgia. Plaintiffs in the class action alleged in general terms that we violated Sections 11 and 12(a)(a) of the Securities Act of 1933 and that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In an amended complaint, Plaintiffs claim that we issued a series of materially false and misleading statements to the market in connection with our public offering on April 24, 2002 and thereafter relating to alleged “channel stuffing” activities. The amended compliant also alleged controlling person liability on behalf of certain of our officers under Section 15 of the Securities Act of 1933 and Section 20 of the Securities Exchange Act of 1934. Plaintiffs seek an unspecified amount of compensatory damages.

On September 29, 2004, the U.S. District Court for the Northern District of Georgia dismissed, without prejudice, the class action lawsuit. Although the class action lawsuit was dismissed, the court granted the plaintiffs the right to refile their lawsuit provided that the plaintiffs pay all of the defendant’s fees and costs associated with filing the motions to dismiss the lawsuit. Plaintiffs did not file a second amended complaint as permitted, but instead filed a motion asking the District Court to reconsider its September 29, 2004 order and lift the condition that they must pay defendants’ fees and costs before further amendment. On June 22, 2005, the District Court denied plaintiffs’ motion and gave them another opportunity to amend if they pay defendants’ fees and costs. Once again, plaintiffs chose not to file a second amended complaint. Instead, plaintiffs filed an appeal to the United States Court of Appeals for the Eleventh Circuit. This appeal is currently pending.

The Company is also involved with other various routine legal proceedings incident to the course of business. None of these proceedings are expected to have a material adverse effect on the consolidated financial statements.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

10.1	Employment agreement between the Company and Larry Dillaha dated April 26, 2006
31.1	Certifications of Chief Executive Officer and President pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer, Secretary and Treasurer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Secretary and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON PHARMACEUTICAL CORPORATION (Registrant)

Date: April 27, 2006	By:	/s/ PATRICK P. FOURTEAU
Patrick P. Fourteau
Chief Executive Officer and President
(principal executive officer)

Date: April 27, 2006	By:	/s/ DARRELL BORNE
Darrell Borne
Chief Financial Officer, Secretary and Treasurer
(principal accounting and financial officer)