Form 10-K/A
period 2005-12-31
FIRST HORIZON PHARMACEUTICAL CORP
filed 2006-05-01
CIK 1106773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-30123

FIRST HORIZON PHARMACEUTICAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	58-2004779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6195 Shiloh Road, Alpharetta, Georgia 30005

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (770) 442-9707

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Common shares of the registrant outstanding as of February 17, 2006 were 35,107,376. The aggregate market value, as of June 30, 2005, of common shares held by non-affiliates of the registrant was approximately $523,564,000 based upon the last sales price reported that date on the Nasdaq Stock Market of $19.04 per share. (Aggregate market value estimated solely for the purposes of this report. For purposes of this calculation, all executive officers, directors and 10% stockholders are classified as affiliates.)

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers are as follows:

Name	Age	Position
Patrick P. Fourteau	58	Chief Executive Officer, President and Director
Darrell Borne	44	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Edward J. Schutter	54	Executive Vice President, Chief Commercial Officer
Larry M. Dillaha	42	Executive Vice President, Chief Medical Officer
Michael Mavrogordato	54	Executive Vice President of Global Business Development
Leslie Zacks	37	Vice President of Legal and Administration
John N. Kapoor, Ph.D. (1)	62	Chairman of the Board
Jerry N. Ellis (2)(3)	68	Director
Pierre Lapalme (1)(2)(4)	65	Director
William J. Robinson(1)	58	Director
Jon S. Saxe (2)(3)(4)	69	Director
Patrick J. Zenner (3)(4)	57	Director

(1)          Member of the Mergers and Acquisitions Committee.

(2)          Member of the Audit Committee.

(3)          Member of Nominating and Corporate Governance Committee.

(4)          Member of the Compensation Committee.

The Board of Directors is divided into three classes, with each class holding office for staggered three-year terms. Class A and Class B consist of two directors. Class C consists of three directors. The terms of our Class A Directors, Dr. John N. Kapoor and Jerry N. Ellis, expire in 2006. The terms of Class B Directors, Patrick P. Fourteau and John S. Saxe, expire in 2007 and the terms of the Class C Directors, Pierre Lapalme, William J. Robinson and Patrick J. Zenner, expire in 2008. All executive officers of First Horizon are chosen by the Board of Directors and serve at its discretion. There are no family relationships among First Horizon’s officers and directors.

Jerry N. Ellis was elected a director in November 2000. His term as director will expire at the annual meeting of stockholders to be held in 2006. Mr. Ellis has over 30 years of auditing and accounting experience. From 1994 to 2000, Mr. Ellis was a consultant to Arthur Andersen LLP for services focusing on international auditing, audit committee practices, business risk management and training. From 1973 to 1994, he was a partner at Arthur Andersen LLP in their Dallas, Madrid and Chicago offices. From 1962 to 1973, Mr. Ellis was an auditor at Arthur Andersen LLP. Mr. Ellis is a director of Akorn, Inc. Mr. Ellis is also an Adjunct Professor of Advanced Auditing at the University of Iowa. Mr. Ellis is a Certified Public Accountant and received a B.B.A. and an M.B.A. degree from the University of Iowa.

John N. Kapoor, Ph.D. was elected a director in December 1996 and has served as the non-executive chairman of the board since May 2003. His term as director will expire at the annual meeting of stockholders to be held in 2006. Dr. Kapoor has over 25 years of experience in the healthcare field through his ownership and management of healthcare-related businesses. In 1990, Dr. Kapoor founded Kapoor-Pharma Investments, L.P., First Horizon’s largest stockholder, and its managing partner, E.J. Financial Enterprises, Inc., of which he is the president and sole stockholder. E.J. Financial provides general funds and strategic advice to healthcare businesses. Dr. Kapoor is the Chairman of Optioncare, Inc., Akorn, Inc.

and Introgen Therapeutics, Inc. Dr. Kapoor is a director of NeoPharm, Inc. and Duska Therapeutics, Inc. Dr. Kapoor is the trustee of the John N. Kapoor Trust, dated September 30, 1989, which is a partner in Kapoor-Pharma Investments, L.P. Dr. Kapoor is a Chairman of several private companies and a director of several other private companies. Dr. Kapoor received a B.S. degree from Bombay University and a Ph.D. degree in Medicinal Chemistry from the State University of New York.

Patrick P. Fourteau was elected a director in May 2004, and his current term as director will expire at the annual meeting of stockholders to be held in 2007. He was appointed Chief Executive Officer in November 2003 after serving as President and Chief Operating Officer since May 2003. Mr. Fourteau is a seasoned pharmaceutical industry executive having over 25 years of industry experience, with particular expertise in executing sales strategies for pharmaceutical products. Mr. Fourteau most recently served as President of Ventiv Health Sales from 2002 to 2003. His prior experience includes service as President of various divisions of St. Jude Medical from 1995 to 2000 and served as an executive with Eli Lilly prior to 1995. He holds a B.A. and a Masters in Mathematics from UC Berkeley and an M.B.A. from Harvard University.

Jon S. Saxe was elected a director in January 2000, and his current term as director will expire at the annual meeting of stockholders to be held in 2007. He also serves as a director of PDL BioPharma, Inc. of which he served as President from 1995 to 1999. In addition, he is a director of Questcor Pharmaceuticals Inc. through May 18, 2006, Insite Vision, SciClone Pharmaceuticals, Inc., Durect Corporation, Entelos, Inc. (chairman, which is a UK publicly traded company on the London Stock Exchange) and several private companies. Prior to 1995, Mr. Saxe served as a Principal of Saxe Associates, the President, Chief Executive Officer and a director of Synergen, Inc. and various positions including Vice President of Licensing and Corporate Development and Head of the Patent Law Department for Hoffmann-LaRoche, Inc.  Mr. Saxe received a B.S. Ch.E. degree from Carnegie-Mellon University, a J.D. degree from George Washington University School of Law and an L.L.M. degree from New York University School of Law.

Pierre Lapalme was elected a director in April 2000. His term as director will expire at the annual meeting of stockholders to be held in 2008. Mr. Lapalme served as the President and Chief Executive Officer of Ethypharm Inc. (North America), a global drug delivery systems company, from 1991 through July 2003. He is non-executive chairman of the board of DiagnoCure Inc. He is the chairman of the board of directors of BioMarin Pharmaceutical Inc., International Wex Technologies and Bioxel Pharma Inc. and is a former member of the Board of Directors of the National Pharmaceutical Council U.S.A. and of the Pharmaceutical Manufacturers Association of Canada (PMAC). From 1979 to 1990, Mr. Lapalme was Chief Executive Officer and President of Rhone-Poulenc Canada Inc. and Rhone-Poulenc Pharmaceuticals North America. He was appointed Senior Vice President and General Manager Rhone-Poulenc Rorer North America in 1990 and served in that position until 1994. Mr. Lapalme attended both the University of Western Ontario and INSEAD France.

William J. Robinson was elected a director in April 2005. His term as director will expire at the annual meeting of stockholders to be held in 2008. In addition to being a director, Mr. Robinson serves as the Executive Vice President of Global Operations for the UCB Group. Mr. Robinson began his employment with the UCB Group in April 2005. Prior to being elected as a director, from 2004 to 2005 Mr. Robinson served as the Interim Vice President of Commercial Organizational Development. From 2000 to 2004, Mr. Robinson served as the Vice President of Sales and Marketing (USA) of Eli Lilly and Company (“Eli Lilly”). From 1998 to 2000, Mr. Robinson served as Vice President of Lilly Research Labs and team leader of the Prozac product team. From 1997 to 1998, Mr. Robinson served as Area Director Asia Pacific region Singapore for Eli Lilly. From 1976 to 1997, Mr. Robinson served in various other capacities at Eli Lilly.

Patrick J. Zenner was elected a director in May 2002. His term as director will expire at the annual meeting of stockholders to be held in 2008. From 1993 to 2001, Mr. Zenner served as President and Chief Executive Officer of Hoffmann-LaRoche Inc. and served on its Global Pharmaceutical Executive

Committee. From 1969 to 1993, Mr. Zenner held various positions at Hoffmann-LaRoche including sales representative and Vice President and General Manager of Roche Laboratories. He is a director of Dendrite International, Praecis Pharmaceuticals Inc., Genron Corporation, Exact Sciences, Inc., West Pharmaceutical Services, Arqule, Inc., CuraGen Corp., and Xoma Ltd. and is also a director of two private companies. Mr. Zenner received a B.S.B.A. from Creighton University and an M.B.A. from Fairleigh Dickinson University.

Executive Officers

Patrick P. Fourteau (Biographical information provided above).

Darrell Borne was appointed Chief Financial Officer in December 2002 and Treasurer and Secretary in January 2003 and made an Executive Vice President in March 2006. From 2000 to 2002, Mr. Borne worked for Elastic Networks, Inc., where he most recently served as Chief Financial Officer. Mr. Borne also worked from 1996 to 2000 for Rollins, Inc., where he most recently served as Vice President of Finance. Mr. Borne has previously held financial management positions at Rockdale Hospital, Mobil Corporation and Advanced Technology, Inc. Mr. Borne holds a B.A. in Accounting from the University of South Florida and an M.B.A. from Marymount University.

Edward J. Schutter was appointed Executive Vice President, Chief Commercial Officer on April 1, 2006. From 1990 to 2005, Mr. Schutter worked at Solvay Pharmaceuticals, Inc. where he was Vice President, Global Business Development and Licensing from 2003 to 2005. Prior to that, Mr. Schutter held various positions within Solvay Pharmaceuticals, Inc. including Director, Business Development, from 2001 to 2002, National Sales Director, Primary Care/Cardiovascular from 1999 to 2000, Western Area Sales Director from 1997 to 1998, Director, Business Information from 1995 to 1996, Director, Managed Care from 1993 to 1995 and Senior Product Manager, Women’s Health from 1991 to 1992. Mr. Schutter holds a B.S. in Pharmacy from Mercer University and an M.B.A. from Kennesaw State University.

Larry M. Dillaha was appointed Executive Vice President, Chief Medical Officer on April 26, 2006. From 2003 until joining the Company, Mr. Dillaha served as the Director, Medical Affairs for Sanofi-Aventis. Mr. Dillaha also served as the Medical Therapeutic Liaison for Sanofi-Synthelabo from 2002 until 2003. From 2000 to 2002, Mr. Dillaha was the Medical Director at Baptist Hospital Outpatient Primary Care Clinics. Mr. Dillaha earned his M.D. degree from the University of Tennessee. He also holds a B.A. in Biology from the University of Tennessee.

Michael Mavrogordato was appointed Executive Vice President of Global Business Development in March 2006. Prior to that Mr. Mavrogordato served the Company as Vice President of Business Development and Managed Care since January 2005. Mr. Mavrogordato had been employed by First Horizon since June 2003 in a management capacity. Prior to joining First Horizon, Mr. Mavrogordato served as Senior Vice President of Business Development at Merck-Medco from 2000 to 2003. Mr. Mavrogordato also served as Senior Vice President of Business Development at PCS Health Systems from 1995 to 2000. Before entering into the managed care industry, Mr. Mavrogordato worked at Eli Lilly for 17 years in several domestic and international managerial functions. His last position was Corporate Treasurer of Eli Lilly. He holds a B.A. in History and Economics from Lake Forest College and an M.B.A. from the University of Chicago.

Leslie Zacks was appointed the Vice President of Legal and Administration in December 2004, becoming effective in January 2005. Mr. Zacks has been an attorney in Atlanta, Georgia since 1994. From 2002 to 2004, Mr. Zacks worked at Hunton & Williams LLP where he was a partner in the Intellectual Property Litigation department. Mr. Zacks is a registered patent attorney who has litigated commercial and intellectual property disputes since 2000.  Mr. Zacks has held associate positions from 2000 to 2002 at Powell, Goldstein, Frazer & Murphy LLP and from 1994 to 2000 at Webb, Carlock, Copeland, Semler and Stair, P.C. Mr. Zacks holds a J.D. and a B.A. in English from the University of Florida.

CERTAIN LEGAL PROCEEDINGS

First Horizon, along with certain former and current officers and directors, are defendants in a consolidated securities lawsuit initiated on August 22, 2002 in the United States District Court for the Northern District of Georgia. Plaintiffs in the class action alleged in general terms that First Horizon violated Sections 11 and 12(a) of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In an amended complaint, Plaintiffs claim that First Horizon issued a series of materially false and misleading statements to the market in connection with First Horizon’s public offering on April 24, 2002 and thereafter relating to alleged “channel stuffing” activities. The amended compliant also alleged controlling person liability on behalf of certain officers of First Horizon under Section 15 of the Securities Act of 1933 and Section 20 of the Securities Exchange Act of 1934. Plaintiffs seek an unspecified amount of compensatory damages to be proven at trial.

On September 29, 2004, the U.S. District Court for the Northern District of Georgia dismissed, without prejudice, the class action lawsuit. Although the class action lawsuit was dismissed, the court granted the plaintiffs the opportunity to amend their complaint provided that the plaintiffs pay all of the defendants’ fees and costs associated with filing the motions to dismiss the lawsuit. Plaintiffs did not file a second amended complaint as permitted, but instead filed a motion asking the District Court to reconsider its September 29, 2004 order and lift the condition that they must pay defendants’ fees and costs before further amendment. On June 22, 2005, the District Court denied plaintiffs’ motion and gave them another opportunity to amend if they pay defendants’ fees and costs. Plaintiffs chose not to file a second amended complaint. Instead, plaintiffs filed an appeal to the United States Court of Appeals for the Eleventh Circuit. This appeal currently is pending. Although the outcome of this proceeding is not certain, an adverse judgment against us in this litigation could have a material adverse effect on our results of operations and liquidity.

AUDIT COMMITTEE

The Board of Directors maintains an Audit Committee that is responsible for: (i) serving as an independent and objective party to review the financial statements and management’s discussion and analysis of financial condition and results of operations contained in First Horizon’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, (ii) reviewing and appraising the audit efforts of First Horizon’s independent public auditors, (iii) providing an open avenue of communication among the independent public auditors, financial and senior management and the Board of Directors, (iv) pre-approving all audit and permissible non-audit services to be performed for First Horizon by its independent registered public accountants, and (v) the appointing, compensating, overseeing and, if applicable, replacing the independent public auditors which audit First Horizon’s financial statements. The current members of the Audit Committee are Jon S. Saxe, Jerry N. Ellis and Pierre Lapalme.

During 2005, the Audit Committee held seven meetings and also took action by written consent. First Horizon’s Board of Directors has determined that the members of our Audit Committee are independent as defined in Rules 4200(a)(15) and 4350(c) of the NASD Listing Standards for Nasdaq-listed companies and have the knowledge and experience required by Rule 4350(d). The Board of Directors has also determined that Jerry N. Ellis is an audit committee financial expert, as defined by the regulations promulgated by the SEC.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires First Horizon’s executive officers, directors and 10% stockholders to file reports regarding their initial ownership of First Horizon’s common stock and changes in ownership with the SEC and the Nasdaq Stock Market. Executive officers, directors and 10% stockholders are required by SEC regulations to furnish First Horizon with copies of all Forms 3, 4 and 5 and any amendments thereto filed with the SEC or a written representation that the person is not required to file a Form 5. Based solely on its review of copies of such documents, First Horizon believes that with respect to 2005, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with.

CODES OF ETHICS

First Horizon has adopted a Code of Ethics for its Chief Executive Officer and senior financial officers. First Horizon has also adopted a Code of Business Conduct and Ethics for all directors, officers and employees. Copies of each of these codes may be found at the following website, www.fhrx.com. You will find the codes by clicking “Investor Relations” and then “Corporate Governance.”  First Horizon intends to satisfy the disclosure requirement under Item 10 of Form 8 K by posting such information on its website. The information set forth on this website should not be deemed filed with, and is not incorporated by reference into, this proxy statement or any of First Horizon’s other filings under the Securities Act or the Exchange Act, except to the extent that First Horizon specifically so provides.

ITEM 11.         EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation paid by First Horizon to (i) the individual serving as Chief Executive Officer during the year ended December 31, 2005 and (ii) the other four most highly compensated individuals serving as executive officers at the end of the year ending on December 31, 2005 (the “Named Executive Officers”).

				Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Restricted Shares Awards	Shares Underlying Options Awards	All Other Compensation
Patrick P. Fourteau	2005	$285,000	$273,743	$2,886,000	—	$43,298	(1)
Chief Executive Officer	2004	$225,000	$150,750	$—	100,000	$41,152	(1)
and President	2003	$130,625	$70,000	$—	710,000	$15,024	(1)
Darrell Borne	2005	$200,000	$135,600	$2,164,500	—	$12,978	(2)
Executive Vice President,	2004	$160,000	$107,200	$—	50,000	$11,565	(2)
Chief Financial Officer,	2003	$144,125	$52,150	$—	207,500	$13,494	(2)
Secretary and Treasurer
Michael Mavrogordato	2005	$150,000	$75,000	$577,200	—	$41,631	(3)
Executive Vice President of Global	2004	$131,250	$30,000	$—	55,000	$26,803	(3)
Business Development	2003	$—	$—	$—	—	$—
Leslie Zacks	2005	$180,684	$90,000	$360,750	50,000	$17,360	(4)
Vice President of Legal	2004	$—	$—	$—	—	$—
and Administration	2003	$—	$—	$—	—	$—
Sam F. Gibbons	2005	$180,000	$90,000	$360,750	—	$9,845	(5)
Vice President of Sales	2004	$25,227	$—	$—	80,000	$5,101	(5)
	2003	$—	$—	$—	—	$—

(1)          Represents $4,790, $5,116 and $4,987 contributed under First Horizon’s 401(k) plan in 2003, 2004 and 2005, respectively, $375, $255 and $376 for group term life insurance in 2003, 2004 and 2005, respectively, $2,354, $6,256 and $9,114 for group health insurance in 2003, 2004 and 2005, respectively, and $399, $828 and $1,830 for short term disability insurance in 2003, 2004 and 2005, respectively. In addition, $7,106 for consultant fees for services rendered prior to becoming an employee in 2003 as well as $28,697 and $26,991 in commuting expenses in 2004 and 2005, respectively, for travel between his home and the home office.

(2)          Represents $5,861, $4,226 and $2,310 contributed under First Horizon’s 401(k) plan in 2003, 2004 and 2005, respectively, $345, $255 and $264 for group term life insurance in 2003, 2004 and 2005, respectively, $4,037, $6,256 and $9,114 for group health insurance in 2003, 2004 and 2005, respectively, and $684, $828 and $1,290 for short term disability insurance in 2003,  2004 and 2005, respectively. In addition, $2,567 for a company car in 2003.

(3)          Represents $6,998 contributed under First Horizon’s 401(k) plan in 2005, $102 and $198 for group term life insurance in 2004 and 2005, respectively, and $756 for short term disability insurance in 2005. In addition, $26,701 and $33,679 in commuting expenses in 2004 and 2005, respectively, for travel between his home and the home office.

(4)          Represents $7,255 contributed under First Horizon’s 401(k) plan in 2005, $232 for group term life insurance in 2005, $9,114 for group health insurance in 2005, and $759 for short term disability insurance in 2005.

(5)          Represents $8,250 contributed under First Horizon’s 401(k) plan in 2005, $32 and $239 for group term life insurance in 2004 and 2005, respectively,  $600 for group health insurance in 2005, $69 and $756 for short term disability insurance in 2004 and 2005, respectively, and a $5,000 signing bonus in 2004.

Stock Option Grants

The following tables show for the year ended December 31, 2005, information regarding options granted to, exercised by, and held at year end by the Named Executive Officers.

Amounts reported in the potential realizable value column below are hypothetical values that may be realized upon exercise of the options immediately prior to the expiration of their term, calculated by assuming that the underlying stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option (7 years). The 5% and 10% assumed rates of appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of the future common stock price.

Option Grants in Fiscal Year 2005

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted	Percentage of Total Options Granted To Employees In Fiscal Year (1)	Exercise Price Per Share		Expiration Date	5%	10%
Leslie Zacks	25,000	6.9%	$21.82	(2)	1/3/2012	$222,074	$517,525
	25,000	6.9%	$21.82	(3)	1/3/2012	$222,074	$517,525

(1)          In 2005, options to purchase a total of 361,500 shares of common stock were granted.

(2)          The stock option vests in 25% increments beginning on the first anniversary of the grant and on each anniversary thereafter.

(3)          The stock options vest on the fifth anniversary of the date of the grant, subject to early vesting based on First Horizon meeting certain performance based metrics.

The following table sets forth information concerning the exercise of options during 2005 by each of First Horizon’s Named Executive Officers and the number and value of unexercised options held by each of First Horizon’s Named Executive Officers on December 31, 2005. The fair market value of First Horizon’s common stock is based on a price of $17.40 per share which was the average of the high and low sale price on December 30, 2005 as reported on the Nasdaq National Market.

Aggregated Option Exercises in Fiscal 2005 and Year-End Option Values

	Shares Acquired		Number of Shares Underlying Unexercised Options at Year Ended December 31, 2005		Value of Unexercised in-the-Money Options at Year Ended December 31, 2005
Name	Upon Exercise	Realized Value	Exercisable	Unexercisable	Exercisable	Unexercisable
Patrick P. Fourteau	—	$—	405,000	205,000	$2,334,288	$2,255,925
Darrell Borne	—	$—	93,750	53,750	$494,488	$714,338
Michael Mavrogordato	—	$—	43,750	11,250	$15,094	$45,281
Leslie Zacks	—	$—	25,000	25,000	$—	$—
Sam F. Gibbons	—	$—	42,500	37,500	$—	$—

EXECUTIVE OFFICERS’ EMPLOYMENT AGREEMENTS

On February 12, 2003, First Horizon entered into an employment agreement with Darrell Borne, as amended and restated on June 12, 2003, September 17, 2003, and January 24, 2006 under which Mr. Borne is serving as Executive Vice President, Chief Financial Officer, Secretary and Treasurer. On May 16, 2003, First Horizon entered into an employment agreement with Patrick P. Fourteau, as amended and restated on September 17, 2003, and January 24, 2006, under which Mr. Fourteau is serving as President and Chief Executive Officer. On October 16, 2004, First Horizon entered into an employment agreement with Sam F. Gibbons under which Mr. Gibbons is serving as Vice President of Sales.  On October 27, 2004, First Horizon entered into an employment agreement with Michael Mavrogordato under which Mr. Mavrogordato is serving as Executive Vice President of Global Business Development. On December 30, 2004, First Horizon entered into an employment agreement with Leslie Zacks under which Mr. Zacks is serving as Vice President of Legal and Administration.

Each of the above employment agreements may be terminated by First Horizon with or without cause. The officers may terminate employment upon 60 days’ written notice to First Horizon. Upon termination of Messrs. Fourteau and Borne without cause, as defined in the employment agreements, or upon death, each officer or his estate will be entitled to receive his salary for twelve months following termination, a lump sum equal to 100% of the bonus he received the preceding calendar year, if any, continued health insurance coverage substantially equivalent to that provided to him prior to termination for a period of twelve months following termination, and all of his unvested options will immediately vest and become exercisable. If Messrs. Mavrogordato, Gibbons or Zacks are terminated without cause, as defined in their employment agreements, or upon their death, each officer or, in the event of his death, his estate, will be entitled to receive the officer’s salary for six months following termination, a lump sum equal to 50% of the bonus that the officer received in the preceding calendar year, if any, continued health insurance coverage substantially equivalent to that provided to him prior to termination for a period of six months following termination, and all of the officer’s unvested options will immediately vest and become exercisable, however, in the case of Mr. Mavrogordato only those unvested options issued after October 24, 2004 shall so vest.

Upon termination by First Horizon for cause or termination by the officer, each officer or his estate will be entitled to receive all accrued but unpaid salary as of the date of termination.

The employment agreements provided for the following minimum annual base salaries in 2005: $285,000 for Mr. Fourteau, $200,000 for Mr. Borne, $150,000 for Mr. Mavrogordato, $180,000 for Mr. Zacks and $180,000 for Mr. Gibbons. These employment agreements entitle each officer to receive a bonus based upon criteria determined by the Compensation Committee. The Board of Directors retains the right to award additional compensation to each officer based on the officer’s contributions to First Horizon.

The agreements provide that in the event of termination within one year following a change of control, as defined in the agreements, all options and shares of restricted stock become fully vested for Messrs. Fourteau, Borne, Gibbons, Mavrogordato and Zacks. In the case of Messrs. Fourteau and Borne the employment agreements restrict each officer from directly or indirectly performing services for a competing business substantially similar to those he performs for First Horizon during that officer’s employment with First Horizon and for twelve months following termination of employment. A business is a competing business if it is engaged in the development, marketing or sale of prescription drug products, including generic and non-generic drug products, which are competitive with (1) those products being marketed by First Horizon at the time of the executive’s termination; or (2) those products that the executive was aware were under development by First Horizon and expected to be marketed within two years of the executive’s termination.

The employment agreements also restrict each officer from soliciting First Horizon’s current suppliers, customers or clients with whom the executive dealt, or with whom anyone in the executive’s direct chain of command dealt, on behalf of First Horizon within the year preceding the executive’s termination of employment, for the purpose of purchasing drug products (or ingredients of drug products) or selling or marketing drug products, including generic and nongeneric drug products, which are competitive with (1) those products being marketed by First Horizon at the time of the executive’s termination; or (2) those products that the executive was aware were under development by First Horizon and expected to be marketed within two years of the executive’s termination. These employment agreements incorporate a document which prohibits each officer from disclosing any of First Horizon’s trade secrets, confidential information or ideas that the officer may have acquired or developed relating to First Horizon’s business for five years following termination of employment.

DIRECTOR COMPENSATION

First Horizon reimburses each member of the Board of Directors for out-of-pocket expenses incurred in connection with attending meetings of the Board of Directors. In 2006, each director who is not an employee will receive a fee of $30,000 per year, $1,500 for each meeting of the Board of Directors attended and $750 for participation on each telephonic conference of the Board of Directors. The Chairman of the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Mergers and Acquisitions Committee will each receive a chairmanship fee of $5,000 per year, the Chairman of the Board of Directors will receive a chairmanship fee of $10,000 per year and the Audit Committee Financial Expert will receive a fee of $5,000 per year. Each director who is not an employee and not affiliated with a greater than 10% stockholder, namely each director other than Dr. Kapoor and Mr. Fourteau, receives options to purchase 5,000 shares of First Horizon’s common stock and 2,500 shares of restricted common stock upon election to the Board of Directors and at each subsequent annual meetings of stockholders.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of First Horizon’s common stock as of April 21, 2006 by all persons known by First Horizon to own beneficially more than five percent (5%) of the common stock of First Horizon, each director, each of the persons named as a Named Executive Officer in the Summary Compensation Table in this Proxy Statement, and all directors and executive officers as a group.

Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power, or shares voting and/or investment power with his or her spouse, with respect to all shares of common stock listed as owned by that person or entity. Except as otherwise noted below, the address of each person listed below is First Horizon’s address.

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and any shares as to which the individual has the right to acquire beneficial ownership within 60 days of April 21, 2006 through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Shares Beneficially Owned	Percent of Class
Common Stock	John N. Kapoor	5,406,374	15.0%
	225 E. Deerpath, Suite 250 Lake Forest, IL 60045
Common Stock	The Vanguard Group, Inc.	2,076,493	5.7%
	100 Vanguard Blvd. Malvern, PA 19355
Common Stock	JPMorgan Chase & Co.	2,228,000	6.2%
	270 Park Ave. New York, NY 10017
Common Stock	Delaware Management Holdings	2,642,393	7.3%
	2005 Market Street Philadelphia, PA 19103
Common Stock	Lazard Asset Management LLC	1,966,800	5.4%
	30 Rockefeller Plaza New York, NY 10112
Common Stock	Kornitzer Capital Management, Inc.	2,303,150	6.4%
	5420 West 61st Place Shawnee Mission, KS 66205

The following table sets forth information with respect to all persons who are known to First Horizon to be the beneficial owner of more than five percent of the outstanding Common Stock as of April 21, 2006.

The following table sets forth the shares of Common Stock beneficially owned as of April 21, 2006 by the Corporation’s directors and nominees, its Named Executive Officers and its directors and executive officers as a group. Except as otherwise noted, such persons have sole investment and voting power over the shares.

Title of Class	Name of Beneficial Owner	Amount & Nature of Shares Beneficially Owned	Percent of Class
Common Stock
	John N. Kapoor, Ph.D. (1)	5,406,374	15.0%
	Jerry N. Ellis (2)	26,875	*
	Pierre Lapalme (3)	28,100	*
	William J. Robinson (4)	11,875	*
	Jon S. Saxe (5)	41,875	*
	Patrick J. Zenner (6)	46,925	*
	Patrick P. Fourteau (7)	585,715	1.6%
	Darrell Borne (8)	101,516	*
	Michael Mavrogordato (9)	49,750	*
	Leslie Zacks (10)	31,501	*
	Sam F. Gibbons (11)	42,750	*
	All current directors and executive officers as a group (13 persons)	6,373,256	17.6%

*                    Represents less than one percent ownership.

(1)          Includes 4,386,942 shares of common stock owned by Kapoor-Pharma Investments, L.P., of which Dr. Kapoor, the Chairman of the Board, is the president and sole stockholder of its managing general partner. Also included are 819,432 shares of common stock owned by the John N. Kapoor Trust dated September 20, 1998, of which Dr. Kapoor is the sole trustee and sole beneficiary and 200,000 shares of common stock owned by a family member trust of which Dr. Kapoor is the trustee. In such capacities, Dr. Kapoor has the authority to vote and dispose of the shares owned by Kapoor-Pharma Investments, the John N. Kapoor Trust and the family member trust and is therefore deemed the beneficial owner of those shares.

(2)          Includes 26,250 shares of common stock issuable upon exercise of stock options exercisable within 60 days.

(3)          Includes 27,250 shares of common stock issuable upon exercise of stock options exercisable within 60 days.

(4)          Includes 11,250 shares of common stock issuable upon exercise of stock options exercisable within 60 days.

(5)          Includes 35,250 shares of common stock issuable upon exercise of stock options exercisable within 60 days.

(6)          Includes 33,800 shares of common stock issuable upon exercise of stock options exercisable within 60 days.

(7)          Includes 457,500 shares of common stock issuable upon exercise of stock options exercisable within 60 days.

(8)          Includes 95,625 shares of common stock issuable upon exercise of stock options exercisable within 60 days.

(9)          Includes 47,500 shares of common stock issuable upon exercise of stock options exercisable within 60 days.

(10) Includes 31,250 shares of common stock issuable upon exercise of stock options exercisable within 60 days.

(11)   Includes 42,500 shares of common stock issuable upon exercise of stock options exercisable within 60 days.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

The following table shows the aggregate fees billed to the Company for professional services by BDO Seidman, LLP for fiscal year 2005 and Deloitte & Touche LLP for fiscal year 2004:

	2005	2004
Audit Fees	$461,431	$922,705
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total Fees	$461,431	$922,705

Audit fees include the aggregate fees billed for professional services rendered for the audits of the Corporation’s consolidated financial statements for fiscal years 2005 and 2004, for the reviews of the financial statements included in the Corporation’s quarterly reports on Form 10-Q during fiscal years 2005 and 2004, and for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the relevant fiscal years. The principal accountants did not employ an additional accounting firm to assist in the completion of the audit for the most recent fiscal year.

Audit Related Fees include fees associated with assurance and related services that are reasonably related to the performance of the audit or review of First Horizon’s financial statements. This category includes fees related to consultations regarding generally accepted accounting principles, reviews and evaluations of the impact of new regulatory pronouncements, general assistance with implementation of the new SEC and Sarbanes-Oxley Act of 2002 requirements and audit services not required by statute or regulation. Audit related fees also include the review of information systems and general internal controls unrelated to the audit of the financial statements.

Tax Fees primarily include fees associated with tax audits, tax compliance, tax consulting, as well as domestic and international tax planning. This category also includes other services related to tax disclosure and filing requirements.

All Other Fees primarily include fees associated with products and services provided by the principal accountant, other than those that are included in “Audit Fees,” “Audit Related Fees” and “Tax Fees.”

The Audit Committee has considered whether the provision of services described above under “Audit Related Fees,” “Tax Fees,” and “All Other Fees” is compatible with maintaining the independence of BDO Seidman, LLP, and has concluded that it is so compatible.

PRE-APPROVAL POLICY

The Audit Committee has adopted procedures for pre-approving all audit and non-audit services provided by the independent auditor. All Audit Fees, Audit Related Fees, Tax Fees and All Other Fees incurred by First Horizon in 2005 were approved by the Audit Committee in accordance with the foregoing pre-approval process. These procedures include reviewing a detailed budget for audit and permitted non-audit services. The budget includes a description and scope of, and a budgeted amount for, the particular categories of services that are anticipated at the time the budget is submitted. Audit Committee approval is required to exceed the budget amount for a particular category of service and to engage the independent auditor for, or expand the scope of, any service not specifically included in the budget. In approving the budget, the Audit Committee considers whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee also considers whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with First Horizon’s business, people, culture, accounting systems, risk profile, and whether the services enhance First Horizon’s ability to manage or control risks and improve audit quality. The Audit Committee may delegate pre-approval authority to one or more members of the Audit Committee. The Audit Committee periodically monitors the services rendered and actual fees paid to the independent registered public accounting firm to ensure that such services are within the parameters approved by the Audit Committee.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

FIRST HORIZON PHARMACEUTICAL CORPORATION
May 1, 2006	By:	/s/ PATRICK P. FOURTEAU
Patrick P. Fourteau Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

/s/ PATRICK P. FOURTEAU	Director, Chief Executive Officer and	May 1, 2006
Patrick P. Fourteau	President (principal executive officer)
/s/ DARRELL BORNE	Executive Vice President, Chief	May 1, 2006
Darrell Borne	Financial Officer, Treasurer and Secretary (principal financial and accounting officer)
/s/ DR. JOHN N. KAPOOR	Chairman of the Board	May 1, 2006
Dr. John N. Kapoor
/s/ JON S. SAXE	Director	May 1, 2006
Jon S. Saxe
/s/ PIERRE LAPALME	Director	May 1, 2006
Pierre Lapalme
/s/ JERRY N. ELLIS	Director	May 1, 2006
Jerry N. Ellis
/s/ PATRICK J. ZENNER	Director	May 1, 2006
Patrick J. Zenner
/s/ WILLIAM J. ROBINSON	Director	May 1, 2006
William J. Robinson