Form 10-Q
period 2006-06-30
SCIELE PHARMA, INC.
filed 2006-08-08
CIK 1106773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[MARK ONE]

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No. 000-30123

SCIELE PHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2004779
(State of incorporation)	(I.R.S. Employer Identification Number)

Five Concourse Parkway, Suite 1800, Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip code)

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

Large accerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

As of August 4, 2006, there were 35,220,495 shares of the Registrant’s Common Stock outstanding.

SCIELE PHARMA, INC.
FORM 10-Q
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCIELE PHARMA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,843	$17,043
Marketable securities	102,177	82,757
Accounts receivable, net of allowance of $2,746 and $2,427 at June 30, 2006 and December 31, 2005, respectively	44,141	48,353
Inventories	26,708	28,924
Income taxes receivable	7,763	547
Current deferred tax assets	2,919	3,705
Other current assets	23,777	23,059

Total current assets	238,328	204,388

Property and equipment, net	8,011	5,148
Other assets:
Intangibles, net	309,102	315,798
Other	5,301	4,371

Total other assets	314,403	320,169

Total assets	$560,742	$529,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payable	$14,901	$12,093
Accrued expenses	18,184	18,482

Total current liabilities	33,085	30,575

Long-term liabilities:
Convertible debt	150,000	150,000
Deferred tax liabilities	10,721	8,803
Other long-term liabilities	2,489	191

Total liabilities	196,295	189,569

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized and none outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,000,781 and 35,907,376 issued at June 30, 2006 and December 31, 2005, respectively	36	36
Additional paid-in capital	298,036	292,639
Retained earnings	101,823	82,524
Deferred compensation	(13,079)	(7,489)
Accumulated other comprehensive loss	(3,817)	(4,384)
	382,999	363,326
Less: Treasury stock at cost, Common stock, 800,000 and 1,000,000 shares at June 30, 2006 and December 31, 2005, respectively	(18,552)	(23,190)

Total stockholders’ equity	364,447	340,136

Total liabilities and stockholders’ equity	$560,742	$529,705

The accompanying notes are an integral part of these consolidated financial statements.

SCIELE PHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues	$72,399	$49,816	$138,852	$90,773
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	10,546	7,353	19,898	14,522
Selling, general and administrative expense	36,531	24,075	71,046	41,760
Depreciation and amortization	6,521	5,742	13,035	10,105
Research and development expense	3,961	621	6,821	886

Total operating costs and expenses	$57,559	$37,791	$110,800	$67,273

Operating income	14,840	12,025	28,052	23,500

Other income (expense):
Interest expense	(760)	(964)	(1,525)	(1,403)
Interest income	1,063	935	1,975	1,678
Other	—	(400)	—	(684)

Total other income (expense)	$303	$(429)	$450	$(409)

Income before provision for income taxes	15,143	11,596	28,502	23,091
Provision for income taxes	(4,971)	(3,592)	(9,203)	(7,499)

Net income	$10,172	$8,004	$19,299	$15,592
Other comprehensive gain (loss)	$429	$(1,348)	$567	$(2,526)

Comprehensive income	$10,601	$6,656	$19,866	$13,066

Net income per common share:
Basic earnings per common share	$0.29	$0.23	$0.55	$0.44

Diluted earnings per common share	$0.27	$0.20	$0.49	$0.39

Weighted average common shares outstanding:
Basic	35,346	35,029	35,201	35,047

Diluted	38,550	42,415	40,602	42,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCIELE PHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For The Six Months
	Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$19,299	$15,592
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	13,035	10,105
Marketable securities impairment	—	684
Non-cash compensation expense	4,415	5
Non-cash interest expense	168	170
Deferred income tax expense	2,646	1,527
Reduction in taxes payable—stock option exercises	—	476
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	4,212	(3,147)
Inventories	2,216	(18,054)
Other current assets and other assets	(691)	(3,668)
Income taxes receivable	(7,216)	1,345
Accrued expenses and other	1,083	1,393
Accounts payable	2,808	(6,129)
Net cash provided by operating activities	41,975	299
Cash flows from investing activities:
Purchase of products	(5,000)	(94,671)
Purchase of property and equipment	(1,886)	(1,163)
Proceeds from sale of marketable securities	42,223	97,271
Purchase of marketable securities	(61,539)	(20,994)
Net cash used in investing activities	(26,202)	(19,557)
Cash flows from financing activities:
Repurchase of common stock	(6,932)	(2,094)
Financing debt costs	(1,775)	—
Reduction in taxes payable—stock option exercises	2,149	—
Net proceeds from issuance of common stock	4,064	875
Net cash used in financing activities	(2,494)	(1,219)
Effect of foreign exchange rates on cash	521	(2,694)
Net change in cash and cash equivalents	13,800	(23,171)
Cash and cash equivalents, beginning of period	17,043	36,586
Cash and cash equivalents, end of period	$30,843	$13,415
Non-cash financing transactions:
Issuance of restricted stock	$4,924	$235
Supplemental Cash Flow Information:
Cash paid for income taxes	$11,449	$3,499
Cash paid for interest	$1,325	$1,520

The accompanying notes are an integral part of these consolidated financial statements.

SCIELE PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.             Name Change

In June 2006, the stockholders of First Horizon Pharmaceutical Corporation approved changing the name from First Horizon Pharmaceutical Corporation to Sciele Pharma, Inc. (the “Company’’). The name change became effective on June 15, 2006.

2.             Basis of Presentation

The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which management considers necessary for the fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods. Certain footnote disclosures normally included in financial statements prepared according to accounting principles generally accepted in the United States of America have been condensed or omitted from these interim financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results for the full year. The interim results should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-30123).

3.             New Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement 156, Accounting for Servicing of Financial Assets, which amends FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In a significant change to current guidance, the Statement of Financial Accountant Standards (“SFAS”) No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:  (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006.   The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial statements.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial statements.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies.  The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not determined the effect, if any, the adoption of the Interpretation will have on its financial statements.

In May 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The Statement requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is deemed impracticable, unless the change in accounting  relates to the principle method of depreciation, amortization or depletion for long-lived, non-financial assets in which case the change is accounted for as a change in accounting estimate that is affected by a change in accounting principle. The Statement is effective for accounting changes and corrections of errors made occurring in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued Statement 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No.29. The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under APB Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. The standard is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued Statement 123 (revised 2004), Share-Based Payment. The Statement eliminates the disclosure-only election under SFAS 123 and requires the recognition of compensation expense for stock options and other forms of equity compensation based on the fair value of the instruments on the date of grant. The standard is effective for fiscal years beginning after June 15, 2005. See Note 4 for the effect of the adoption on net income and earnings per share.

4.                                      Stock Based Compensation

At June 30, 2006, the Company had two stock-based compensation plans allowing for the issuance of stock options and restricted shares and an employee stock ownership plan. Prior to December 31, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123 (revised 2004) (“SFAS 123”), Accounting for Stock-Based Compensation. No stock-based employee compensation cost related to stock options was recognized in the Statement of Operations for the six months ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R) (“SFAS 123R”), “Share-Based Payment”, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income before income taxes for the three and six months ended June 30, 2006, are $2.4 million and $4.4 million lower, respectively than if it had continued to account for share-based compensation under APB No. 25.  Basic earnings per share for the three and six months ended June 30, 2006 would have been $0.33 and $0.63, respectively, if the Company had not adopted SFAS No. 123R, compared to reported basic earnings per share of $0.29 and $0.55, respectively.  Diluted earnings per share for the three and six months ended June 30, 2006 would have been $0.31 and $0.57, respectively, if the Company had not adopted SFAS No. 123R, compared to reported diluted earnings per share of $0.27 and $0.49, respectively.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $2.1 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

The weighted average fair value per share of options granted during the three and six months ended June 30, 2006 and June 30, 2005 is estimated at $22.20 and $16.93 and $14.96 and $18.30, respectively. The value of options is estimated on the date of the grant using the following weighted average assumptions:

	2006	2005
Risk-free interest rate	5.08%	3.76%
Expected dividend yield	—	—
Expected lives	5 years	5 years
Expected volatility	105.59%	116.25%

The Company has granted stock options to officers, directors and employees as follows (shares in thousands):

			Weighted
	Number of	Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Subject to	Exercise	Contractual	Value
	Issuance	Price	Term	($000)
Outstanding at December 31, 2005	2,579	$13.19
Granted	140	16.93
Cancelled	(113)	13.58
Exercised	(433)	9.38
Outstanding at June 30, 2006	2,173	$14.17	4.5 years	$30,791

The Company had the following stock options available for exercise (shares in thousands):

	Weighted Average		Aggregate
	Remaining	Number of	Intrinsic
	Contractual	Shares	Value
	Term	Exercisable	($000)
June 30, 2006	4.0	1,121	$17,569
March 31, 2006	4.0	1,207	$17,963
December 31, 2005	4.1	1,237	$17,729

The following table summarizes information regarding stock options outstanding at June 30, 2006 (shares in thousands):

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life (Yrs.)	Weighted Average Outstanding Option Price	Options Exercisable	Weighted Average Exercisable Option Price
$ 1.67-$3.04	102	4.0	$2.48	30	$2.44
$ 3.15-$4.89	247	3.9	3.56	82	3.80
$ 5.08-$8.08	93	2.6	6.03	45	5.70
$10.47-$12.00	473	4.1	11.11	305	11.29
$13.38-$19.86	534	5.5	16.55	140	16.59
$20.28-$29.20	724	4.4	22.24	519	22.19
	2,173	4.5	$14.17	1,121	$15.99

Non-qualified stock options are priced at the fair market value of the Company’s stock on the date of the grant and typically vest at the rate of 25% per year commencing on the first anniversary date of the grant and expire on the seventh anniversary date of the grant.  The Company recognized $0.8 million and $1.5 million of stock-based compensation expense for stock options in the three and six months ended June 30, 2006 respectively.   The Company did not recognize any stock-based compensation expense for stock options in 2005.

In 2005 and through June 30, 2006, the Company issued Restricted Shares to executives and employees. The following table summarizes restricted stock outstanding at June 30, 2006 and changes during the six months ended (shares in thousands):

	Number of	Weighted
	Shares	Average
	Subject to	Share
	Issuance	Price
Outstanding at December 31, 2005	543	$14.45
Granted	411	16.99
Cancelled	(76)	14.96
Exercised	(12)	15.81
Outstanding at June 30, 2006	866	$15.59

The restrictions on the restricted stock lapse according to one of two schedules.  Under one schedule, the restrictions will lapse when specific key performance objectives have been reached or on the fifth anniversary date of the issuance.  Under the second schedule, the restrictions will lapse 25% annually over four years.   The fair value of the restricted stock is expensed over the period during which the restrictions lapse.  For the three and six months ended June 30, 2006 the Company recognized $1.5 million and $0.8 million respectively, in deferred compensation expense related to the restricted shares. There was no comparative expenses for the same periods in 2005.

Had compensation costs for the Company’s options been determined using the Black-Scholes option valuation model prescribed by SFAS No. 123, Accounting for Stock Based Compensation, for the three and six months ended 2006 and 2005 the Company’s pro forma net income per common share would have been reported as follows (in thousands, except per share amounts):

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2006	2005	2006	2005
Net income as reported	$10,172	$8,004	19,299	$15,592
Add:
Stock-based compensation expense included in reported net earnings, net of related tax effects	1,599	—	2,965	—
Deduct:
Total stock-based employee compensation expense determined under fair value basis for all awards, net of related tax effects	(1,599)	(674)	(2,965)	(1,159)

Pro forma	$10,172	$7,330	$19,299	$14,433

Net income per common share—basic:
As reported	$0.29	$0.23	$0.55	$0.44
Pro forma	$0.29	$0.21	$0.55	$0.41

Net income per common share—diluted:
As reported	$0.27	$0.20	$0.49	$0.39
Pro-forma	$0.27	$0.18	$0.49	$0.36

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

In 2005, the Company began an Employee Stock Ownership Plan (“ESOP”), which provides benefits to substantially all employees. The annual contribution, if any, to the plan is at the discretion of the Board of Directors of the Company. In February 2006, the Company distributed 200,000 shares to employees under this plan.  In the six months ended June 30, 2006 and June 30, 2005 the Company recorded $1.4 million and $0.4 million, respectively, in compensation expense for the ESOP.

5.             Marketable Securities

The Company classifies its existing marketable securities as available-for-sale. All available-for-sale securities are classified as current as the Company has the ability to use them for current operating and investing purposes. There were no realized losses in the three and six months ended June 30, 2006. At June 30, 2006, the Company had total net unrealized losses from marketable securities of $1.9 million.

The carrying amount of available-for-sale securities and their approximate fair values at June 30, 2006 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and Federal agency obligations	$38,032	$—	$(1,105)	$36,927
Corporate bonds	66,061	—	(811)	65,250
Total	$104,093	$—	$(1,916)	$102,177

The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of June 30, 2006 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Estimated Unrealized Losses	Estimated Fair Value	Estimated Unrealized Losses	Estimated Fair Value	Estimated Unrealized Losses
U.S. Government and Federal agency obligations	$13,841	$(221)	$23,086	$(884)	$36,927	$(1,105)
Corporate bonds	7,980	(97)	31,331	(714)	39,311	(811)
Total	$21,821	$(318)	$54,417	$(1,598)	$76,238	$(1,916)

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

The amortized cost and estimated fair value of marketable securities at June 30, 2006 by contractual maturity are shown below (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$66,210	$65,598
Due after one year through three years	30,990	29,918
Due after three years through five years	5,794	5,579
Due after five years	1,099	1,082
	$104,093	$102,177

The carrying amount of available-for-sale securities and their approximate fair values at December 31, 2005 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and Federal agency obligations	$58,227	$—	$(1,349)	$56,878
Corporate bonds	26,520	—	(641)	25,879
Total	$84,747	$—	$(1,990)	$82,757

6.             Inventories

Inventories consist of purchased pharmaceutical products and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method, and market is considered to be net realizable value. Inventories consist of finished product and bulk product awaiting processing and packaging into finished product. Inventories, net of reserves of $0.1 million and $0.9 million at June 30, 2006 and December 31, 2005, respectively, consisted of (in thousands):

	June 30, 2006	December 31, 2005
Bulk product	$3,739	$2,406
Finished product	22,969	26,518
Total inventories	$26,708	$28,924

7.             Intangible Assets

In January 2006, the Company paid Bayer Healthcare AG a milestone payment of $5.0 million for the licensing rights to Sular. The milestone payment will be amortized over the remaining useful life of Sular.

Intangible assets which are not deemed to have an indefinite life are amortized on a straight-line basis over their respective useful lives.

The following table reflects the components of intangible assets as of June 30, 2006 (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Expected Life
Licensing rights	$361,040	$(69,637)	$291,403	10 to 20 years
Trade names	11,060	(2,569)	8,491	15 to 20 years
Contracts	8,300	(7,322)	978	5 years
Supply/Distribution agreements	10,350	(4,468)	5,882	1 to 10 years
Other intangibles	3,108	(760)	2,348	20 years
Total	$393,858	$(84,756)	$309,102

The following table reflects the components of intangible assets as of December 31, 2005 (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Expected Life
Licensing rights	$356,040	$(59,642)	$296,398	10 to 20 years
Trade names	11,060	(2,293)	8,767	15 to 20 years
Contracts	8,300	(6,492)	1,808	5 years
Supply/Distribution agreements	10,350	(3,951)	6,399	1 to 10 years
Other intangibles	3,108	(682)	2,426	20 years
Total	$388,858	$(73,060)	$315,798

For the three and six months ended June 30, 2006, amortization expense related to the intangible assets was $5.8 million and $11.7 million, respectively. Amortization is calculated on a straight-line basis over the estimated useful life of the intangible asset, and the Company estimates the annual amortization expense for each of the five succeeding fiscal years to be as follows (in thousands):

Fiscal year ended December 31:	Amount
2006	$23,127
2007	21,818
2008	21,571
2009	21,571
2010	21,571

8.             Other Long-Term Assets

Other assets at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Capitalized finance costs	$5,242	$4,312
Deposits	59	59
Total long-term other assets	$5,301	$4,371

9.             Accrued Expenses

Accrued expenses at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Employee compensation and benefits	$3,538	$4,111
Product returns	1,003	1,090
Product rebates	2,748	2,441
Sales deductions	3,593	2,802
Accrued royalties	4,670	5,082
Other	2,632	2,956
	$18,184	$18,482

10.          Long-term Debt

In March 2004, the Company issued a total of $150.0 million of its 1.75% senior subordinated contingent convertible notes due in 2024 (the “2004 Notes”) in transactions that were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act. In May 2006 and pursuant to a registered exchange offer, the Company exchanged each outstanding 2004 Note with new notes (the “New Notes”) that, among other things, require the Company to redeem the $150.0 million 2004 Notes with cash instead of common stock. As an incentive to the 2004 Note holders to exchange the 2004 Notes for New Notes, the Company paid each exchanging holder an exchange fee equal to 0.75% of the face value of each New Note exchanged.  The Company paid an aggregate exchange fee of $1,125,000. The New Notes are due March 8, 2024 and accrued interest is payable semi-annually in arrears on March 8 and September 8 of each year, which commenced on September 8, 2004. In addition to the interest on the New Notes, after March 8, 2007, the Company will also pay contingent interest during specified six-month periods if the average trading price of the New Notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum. As this contingent interest feature is based on the underlying trading price of the New Notes, the contingent interest qualifies as an embedded derivative. As of June 30, 2006, management determined that the fair value of this contingent interest embedded derivative was not material. The net proceeds from this issuance, after deducting offering expenses, were approximately $145.4 million. Financing costs of $4.6 million were incurred with the original issuance and $1,125,000 with the exchange, which are being amortized on a straight-line basis over the life of the notes, are included in other assets in the consolidated balance sheet.

Upon conversion, the Company will deliver, for each New Note, consideration (the “conversion value”) having a value equal to the product of the conversion rate (initially, approximately 45.1467, subject to adjustment) multiplied by the average of the closing price of our common stock on the Nasdaq National Market on each of the five consecutive trading days beginning on the third trading day following the conversion date of New Notes (the “applicable stock price”). This consideration will be paid in cash (the “required cash amount”) in an amount equal to the lesser of (a) the aggregate principal amount of New Notes on the conversion date or (b) the conversion value, and the remainder will be paid in shares of our common stock. The number of shares to be delivered will equal (a)(i) the conversion value minus (ii) the required cash amount, divided by (b) the applicable stock price. Holders may convert the New Notes only under the following circumstances: (1) during any calendar quarter, if the closing sales price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) if the New Notes have been called for redemption; (3) during the five trading day period immediately following any nine consecutive trading day period in which the trading price of the New Notes per $1,000 principal amount for each day of that period was less than 95% of the product of the closing price of the Company’s common stock and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the New Notes; or (4) the occurrence of specified corporate transactions.

A holder that surrenders New Notes for conversion in connection with certain fundamental changes that occur prior to March 13, 2007 may be entitled to an increase in the conversion rate. However, in lieu of increasing the conversion rate applicable to those New Notes, the Company may in certain circumstances elect to change its conversion obligation so that, in lieu of delivering cash, and, if applicable, shares of our common stock in respect of such conversion obligation, the Company will deliver shares of the acquiring company’s common stock. In addition to the events which would constitute a change of control (as defined in the indenture relating to the New Notes), a fundamental change will also include the occurrence of any transaction or event or any series of transactions or events in connection with which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive stock, other securities, other property, assets or cash, unless either:

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

The Company has the option to redeem the New Notes beginning March 13, 2007 at a price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest, including contingent interest, if any.

The holders of the New Notes have the option to require the Company to repurchase the New Notes on March 8 of 2009, 2014 and 2019, and upon a change in control, at a price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest, including contingent interest, if any.

The Company had no debt other than the aforementioned notes outstanding at June 30, 2006 or December 31, 2005.

11.          Credit Agreement

On February 11, 2003, the Company entered into a $20.0 million senior secured revolving credit facility with various lenders and LaSalle Bank National Association, as administrative agent. Borrowings may be used for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company’s assets. Borrowings bear interest at the Company’s option at the base rate in effect from time to time plus an applicable margin or the Eurodollar rate, plus an applicable margin. The applicable margin will vary dependent upon the Company’s leverage ratio in effect from time to time. The revolving facility matures on August 11, 2006. The revolving loan contains various covenants, including covenants relative to maintaining financial ratios and earnings levels, limitations on acquisitions, dispositions, mergers and capital expenditures, limitations on incurring additional indebtedness and a prohibition on payment of dividends and certain issuances of capital stock. As of June 30, 2006, there was no outstanding balance on the Credit Agreement. For the three months ended June 30, 2006, there were no borrowings or repayments under the Credit Agreement.

12.          Share Buyback Program

The Company adopted a new share repurchase program effective August 3, 2005, that authorizes the repurchase of up to $20.0 million of its outstanding shares of common stock over the next twelve months with no periodic sub-limits on the amount of repurchases. This plan replaces all prior share repurchase plans and will expire on August 2, 2006. As of June 30, 2006, $8.6 million is available for repurchases under the provision.

				Approximate Dollar
	Total		Total Number of	Value of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price	Part of Publicly	Purchased Under
Fiscal Period	Purchased	Per Share	Announced Plans	the Plans

January 1 through March 31, 2006	—	$—	—	$15,563,420
April 1 through May 31, 2006	—	$—	—	$15,563,420
June 1 through June 30, 2006	334,100	$20.71	334,100	$8,631,399
Total	334,100	$20.71	334,100

On August 3, 2006, the Company adopted a new share repurchase program authorizing the repurchase of up to $30.0 million of outstanding common stock.  The program expires on August 2, 2007.

13.          Earnings Per Share

Below is the calculation of basic and diluted net income per share (in thousands except per share data):

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$10,172	$8,004	$19,299	$15,592
Add: Interest expense on the old contingent convertible notes, net of tax	161	485	643	970

Adjusted net income	$10,333	$8,489	19,942	$16,562

Weighted average common shares outstanding—basic	35,346	35,029	35,201	35,047
Diluted effect of stock options restricted shares and convertible debt	3,204	7,386	5,401	7,406

Weighted average common shares outstanding—diluted	38,550	42,415	40,602	42,453

Basic earnings per common share:	$0.29	$0.23	$0.55	$0.44

Diluted earnings per common share:	$0.27	$0.20	$0.49	$0.39

For the three months ended June 30, 2006, there were 112,932 potential common shares outstanding and 35,500 shares of unvested restricted stock that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.  For the six months ended June 30, 2006, there were 577,806 potential common shares outstanding and 46,250 shares of unvested restricted stock that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

14.          Segment Reporting

The Company is engaged solely in the business of developing, marketing and selling prescription pharmaceutical products. Accordingly, the Company’s business is classified in a single reportable segment, the development, sale and marketing of prescription pharmaceutical products. Prescription products include a variety of branded pharmaceuticals for the treatment of cardiovascular, obstetrical and gynecological, and gastroenterological conditions and disorders.

The following presents revenues for prescription products by area of treatment:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2006	2005	2006	2005
Cardiovascular/Metabolic	$58,236	$34,754	$105,046	$54,225
Women’s Health	11,426	10,098	25,139	22,723
Non Promoted	2,737	4,964	8,667	13,825

Net revenues	$72,399	$49,816	$138,852	$90,773

15.          Commitments and Contingencies

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

On September 29, 2004, the U.S. District Court for the Northern District of Georgia dismissed, without prejudice, the class action lawsuit. Although the lawsuit was dismissed, the court granted the plaintiffs the right to refile provided that the plaintiffs pay all of the defendant’s fees and costs associated with filing the motion to dismiss the lawsuit. Plaintiffs did not file a second amended complaint as permitted, but instead filed a motion asking the District Court to reconsider its September 29, 2004 order and lift the condition that they must pay defendants’ fees and costs before further amendment. On June 22, 2005, the District Court denied plaintiffs’ motion and gave them another opportunity to amend if they pay defendants’ fees and costs. Once again, plaintiffs chose not to file a second amended complaint. Instead, plaintiffs filed an appeal to the United States Court of Appeals for the Eleventh Circuit. This appeal is currently pending.  No accrual is recorded in the Company’s financial statements related to this case as the Company believes that its risk of loss is remote.

The Company is also involved with other various legal proceedings incident to the course of business. None of these proceedings are expected to have a material adverse effect on the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read with the consolidated financial statements and related footnotes and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-30123), as amended. The results discussed below are not necessarily indicative of the results to be expected in any future periods. The following discussion contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ from the statements made.

Overview

Sciele Pharma, Inc., or the Company, is a specialty pharmaceutical company that markets, develops and sells brand name prescription products. Our key products focus on two therapeutic categories, Cardiology and Women’s Health. Our key marketed products include:

Cardiovascular/Metabolic	Women’s Health
Altoprev	OptiNate
Fortamet	Ponstel
Nitrolingual	Prenate Elite
Sular
Triglide

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

We currently market and sell 15 products, eight of which are actively promoted and which accounted for approximately 96.2% and 93.8% our total sales for the three and six months ended June 30, 2006, respectively. We promote our products through our nationwide sales marketing force of approximately 525 sales representatives, targeting high-prescribing primary care physicians, endocrinologists, cardiologists, obstetricians and gynecologists.

Results of Operations

Net Revenue.    Net revenues for the three months ended June 30, 2006 increased $22.6 million or 45.3% to $72.4 million, as compared to $49.8 million for the three months ended June 30, 2005. Net revenues for the six months ended June 30, 2006 increased $48.1 million or 53.0% to $138.9 million, as compared to $90.8 million for the six months ended June 30, 2005. Net revenues from our promoted products increased by $24.8 million and $53.2 million for the three and six months ended June 30, 2006, respectively, as a result of growth from increased promotion, as well as continued success in the execution of our marketing strategy.  The increase in revenue of our promoted products was partially offset by a reduction of non-promoted product revenues of $2.1 million and $5.2 million for the three and six months ended June 30, 2006, respectively.  This reduction is primarily from our Tanafed and Robinul Lines as we ceased promotion of these products as a result of generic entries into the market in the fourth quarter of 2005.

Product Overview

	Change in total dispensed prescriptions for the three months ended June 30, 2006 compared to the three months ended June 30, 2005(a)	Change in new dispensed prescriptions for the three months ended June 30, 2006 compared to the three months ended June 30, 2005(a)
Sular	18.9%	25.8%
Fortamet	2.25%	1.34%
Altoprev	(28.0)%	(27.5)%
Triglide(b)	N/A	N/A
Nitrolingual(c)	(8.7)%	(8.4)%
Prenate Elite	(22.7)%	(23.1)%
OptiNate (d)	215.6%	73.1%
Ponstel	(11.4)%	(13.7)%

(a)          Source: IMS Health’s National Prescription Audit Plus™ data.

(b)          Triglide was launched in July 2005.

(c)                                We believe that IMS data does not capture prescriptions of Nitrolingual from some of the non-retail channels and prescription trends in the non-retail channel which may have a significant impact on the reported change.

(d)          OptiNate was launched in March 2005.

Net revenues from our Cardiolovascular and Metabolic products (namely Sular, Fortamet, Altoprev and Nitrolingual) were $58.2 million and $105.0 million for the three and six months ended June 30, 2006, compared to $34.8 million and $54.2 million for the three and six months ended June 30, 2005, respectively.  The increase was primarily due to the launch of Altoprev and Fortamet in April 2005, the continued growth of Sular, the launch of Triglide in July 2005, as well as price increases implemented during 2005 and 2006.

Net revenues from our promoted Women’s Health products (namely Prenate Elite, OptiNate and Ponstel), were $11.4 million and $25.1 million for the three and six months ended June 30, 2006 compared to $10.1 million and $22.7 million for the three and six months ended June 30, 2005. This increase is primarily related to the successful launch of our women’s health sales force in the first quarter of 2006 and continued growth of our market share for OptiNate.

Net revenues for our non-promoted products were $2.8 million and $8.7 million for the three and six months ended June 30, 2006 compared to $4.9 million and $13.9 million for the three and six months ended June 30, 2005.   This reduction is primarily from our Tanafed and Robinul Lines as we ceased promotion of these products as a result of generic entries into the market in the first quarter of 2005.

Cost of Revenues.    Cost of revenues for the three and six months ended June 30, 2006 were $10.5 million and $19.9 million compared to $7.4 million and $14.5 million for the three and six months ended June 30, 2005. The increase in cost of revenues is related to the change in product mix and the increase in sales for the three and six months ended June 30, 2006 as compared to the equivalent periods ending June 30, 2005.

Gross Margin.    Gross margin for the three and six months ended June 30, 2006 were 85.4% and 85.7%, respectively, compared to 85.2% and 84.0% for the three and six months ended June 30, 2005, respectively.  This increase in gross margin for the three and six months ended June 30, 2006 is the result of a change in product mix from the prior year primarily as the result of the prior year acquisitions and price increases.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $12.4 million, or 51.5%, to $36.5 million for the three months ended June 30, 2006, compared to $24.1 million for the three months ended June 30, 2005. Selling, general and administrative expenses increased $29.2 million, or 69.9%, to $71.0 million for the six months ended June 30, 2006, compared to $41.8 million for the six months ended June 30, 2005.  This increase in selling, general and administrative expenses is due primarily to the addition of 115 sales representatives and an increase in royalty and commission expenses related to higher revenues.  Additionally, we recognized $2.0 million and $3.7 million in stock based compensation expense for the three and six months ended June 30, 2006, respectively, as compared to $0.4 million for the three and six months ended June 30, 2005.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased $0.8 million, or 14.0%, to $6.5 million for the quarter ended June 30, 2006 compared to $5.7 million for the quarter ended June 30, 2005. Depreciation and amortization expense increased $2.9 million, or 28.7%, to $13.0 million for the six months ended June 30, 2006 compared to $10.1 million for the six months ended June 30, 2005.  This increase is primarily related to the increase in amortizable intangible assets as a result of the purchase of Fortamet and Altoprev, the launch of Triglide and a $5.0 million milestone payment to Bayer in January 2006.

Research and Development Expense.    Research and development expense increased $3.4 million to $4.0 million for the three months ended June 30, 2006 compared to $0.6 million for the three months ended June 30, 2005. Research and development expense increased $5.9 million to $6.8 million for the six months ended June 30, 2006 compared to $0.9 million for the same period in 2005.  These increases were primarily related to greater activity in the development program for lifecycle management initiatives for our products and management’s increased emphasis on development.  Additionally, we recognized $0.4 million and $0.7 million in stock based compensation expenses for the three and six months ended June 30, 2006, respectively.  There were no similar expenses for the three and six months ended June 30, 2005.

Interest Expense.    Interest expense was $0.8 million and $1.5 million for the three and six months ended June 30, 2006 compared to $1.0 million and $1.4 million for the three and six months ended June 30, 2005.  The decrease is due to borrowings under the Company’s line of credit during the second quarter of 2005.  There have been no borrowings in fiscal 2006.  The interest expense is primarily from the $150.0 million contingent convertible notes discussed in note 10 to our financial statements contained elsewhere in this Report on Form 10-Q.

Interest Income.    Interest income was $1.1 million and $2.0 million for the three and six months ended June 30, 2006, compared to $0.9 million and $1.7 million for the three and six months ended June 30, 2005. The increase in interest income for the six months ended June 30, 2006 is primarily due to a higher average cash and marketable securities balance as a result of cash generation from sales and higher returns on current investments.

Provision for Income Taxes.    Income taxes were provided for at a rate of 32.8% and 32.3% for the three and six months ended June 30, 2006, respectively, compared to 31.0% and 32.5% for the three and six months ended June 30, 2005. This increase in the effective rate is due to the change in the mix of tax jurisdictions, both domestic and international, as a result of our implementation of international operations where our income was earned, as well as a change in the ratio of non-deductible expenses to pre-tax income.

Liquidity and Capital Resources

Our cash and cash equivalents were $30.8 million on June 30, 2006 compared to $13.4 million in the prior year. Net cash provided by operating activities for the six months ended June 30, 2006 was $42.0 million. This source of cash was primarily the result of net income of $19.3 million, resulting primarily from the sales of our promoted products, a decrease in accounts receivable of $4.2 million, as a result of an overall reduction in our days sales outstanding, an increase in accounts payable of $2.8 million, primarily related to increased business volume, a decrease in inventory of $2.2 million, primarily related to increased sales and an increase in accrued expenses and other long-term liabilities, primarily related to increased commissions and royalties as a result of increased sales of $1.1 million. Additional providers of cash include non-cash items of depreciation and amortization of $13.0 million, stock based compensation expenses of $4.4 million, interest expense of $0.2 million and deferred income tax expenses of $2.6 million. Partially offsetting these providers of cash were uses of cash were increase in income tax receivable of $7.2 million related primarily to estimated tax payments made during the year.

Our cash and cash equivalents were $13.4 million on June 30, 2005. Net cash provided by operating activities for the six months ended June 30, 2005 was $0.3 million. This source of cash was primarily the result of net income of $15.6 million, resulting primarily from the sales of our promoted products,  non-cash expenses including depreciation and amortization of $10.1 million, marketable securities impairment of $0.7 million, taxes payable of $0.5 million and interest of $0.2 million, deferred income tax expense of $1.5 million, a decrease in income tax receivable of $1.3 million, and an increase in accrued expenses and other long-term liabilities of $1.4 million, primarily related to the increased royalties for the addition of Fortamet and Altoprev. Partially offsetting the source of cash from operations was an increase in inventories of $18.1 million, primarily due to the addition of Fortamet and Altoprev, and an increase in other current assets and other assets of $3.7 million, due to the increase of Fortamet and Altoprev samples, an increase in accounts receivable of $3.1 million, due primarily to increased sales, and a decrease in accounts payable of $6.1 million, primarily related to timing of income payments to vendors.

Net cash used in investing activities for the six months ended June 30, 2006 was $26.2 million. The primary uses of this cash was for the purchase of marketable securities, of $61.5 million which was $42.2 million in maturing investments that were reinvested upon maturity, and $19.3 million of investment of cash generated from operations, the purchase of property and equipment, primarily for new office furniture and computer systems for the new home office, of $1.9 million, and $5.0 million for a milestone payment to Bayer.

Net cash used in investing activities for the six months ended June 30, 2005 was $19.6 million. The primary uses of this cash were for the purchases of product licenses of $94.7 million related primarily to the use of Fortamet, Altoprev and Triglide, marketable securities of $21.0 million and the purchases of property and equipment of $1.2 million. Partially offsetting these uses of cash were the sales of marketable securities of $97.3 million. This liquidation of marketable securities was directly related to the $78.3 million acquisition of product licenses for Fortamet and Altoprev, the first milestone payment of $15.0 million purchase price payment for Triglide and the $5.0 million additional purchase price milestone for Sular, as well as $21.0 million in maturing investments that were reinvested upon maturity.

Net cash used in financing activities was $2.5 million for the six months ended June 30, 2006 primarily resulting from the repurchase of our common stock for $6.9 million and the costs associated with the exchange of the contingent convertible debt, discussed in footnote 10 of our financial statements, of $1.8 million. Partially offsetting this net cash used was $4.1 million for the issuances of common stock related to executive and employee stock options and $2.1 million for a non-cash reduction in taxes payable relating to stock options.

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

On February 11, 2003, we entered into a $20 million senior secured revolving credit facility with various lenders and LaSalle Bank National Association, as administrative agent. Subject to the satisfaction of certain borrowing base requirements, we may from time-to-time borrow monies under the revolving facility for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of our assets. Borrowings bear interest at our option at the base rate in effect from time to time plus an applicable margin or the Eurodollar rate, plus an applicable margin. The applicable margin will vary dependent upon our leverage ratio in effect from time-to-time. As of June 30, 2006, we had no borrowings outstanding under this facility.  The revolving facility, as amended, matures on August 11, 2006. Fees payable under the revolving facility include a one-time commitment fee of 0.685% of the stated amount of the facility, an unused commitment fee based on funds committed but not borrowed under the revolving facility at rates which vary dependent upon our leverage ratio in effect from time-to-time and letter of credit fees equal to 0.25% per annum of the face amount of letters of credit issued and outstanding under the revolving facility. The revolving facility may be prepaid from time-to-time or terminated at our discretion without penalty.

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

Forward Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements. Risks to our business include, without limitation:

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

•      Our business and products are highly regulated; the regulatory status of some of our products makes these products subject to increased competition and other risks; and we run the risk that we, or third parties on whom we rely, could violate the governing regulations;

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

Foreign Currency Exchange Risk

Our purchases of Sular, Triglide and Nitrolingual are made in Euros. Although we did not enter into any forward contracts in the second quarter of 2006, we may eliminate risks from foreign currency fluctuations after the time of shipment of product by entering into forward contracts for these purchases of inventory at the time of product shipments. The Company’s earnings and cash flows could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies.

Market Risk on Investments

The fair value of our investment portfolio would be negatively affected by an increase in interest rates. Since the majority of the Company’s investments are fixed rate interest-bearing securities and therefore subject to the risk of loss in market value from an increase in rates or a change in the underlying risk of the issuers of the notes, the Company’s future earnings and cash flows could be affected adversely if the Company were to sell the securities prior to their maturity date. There were no realized losses from the sale of investments for the three and six months ended June 30, 2006. At June 30, 2006, the Company had total net unrealized losses from marketable securities of $1.9 million.

Market Risk on Variable Rate Debt

In connection with borrowings incurred under the senior secured revolving credit facility arranged by LaSalle Bank, N.A., we could experience market risk with respect to changes in the general level of the interest rates and its effect upon our interest expense. Borrowings under this facility bear interest at variable rates. Because such rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, our present exposure to interest rate fluctuations is primarily dependent on rate changes that may occur while borrowings under the senior secured credit facility are outstanding. On June 30, 2006 there was no debt outstanding under this facility.

Market Risk on Fixed Rate Debt

The Company’s long-term fixed interest rate senior subordinated contingent convertible notes are also subject to market risk. Fixed rate debt outstanding at June 30, 2006 was $150.0 million with an interest rate of 1.75%. All other things being equal, the fair market value of the Company’s fixed rate debt will increase as rates decline and will decrease as rates rise. The fixed rate notes outstanding totaling $150.0 million at June 30, 2006 had a fair value of $160.8 million based on quoted market rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of Sciele Pharma’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this report. Our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures provide reasonable assurance as of the end of the period for which the report is being filed that (i) information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in Sciele Pharma’s primary internal controls over financial reporting during the second fiscal quarter of 2006, that have materially affected, or is reasonably likely to materially affect, Sciele Pharma’s internal controls over financial reporting.

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

On September 29, 2004, the U.S. District Court for the Northern District of Georgia dismissed, without prejudice, the class action lawsuit. Although the lawsuit was dismissed, the court granted the plaintiffs the right to refile provided that the plaintiffs pay all of the defendant’s fees and costs associated with filing the motion to dismiss the lawsuit. Plaintiffs did not file a second amended complaint as permitted, but instead filed a motion asking the District Court to reconsider its September 29, 2004 order and lift the condition that they must pay defendants’ fees and costs before further amendment. On June 22, 2005, the District Court denied plaintiffs’ motion and gave them another opportunity to amend if they pay defendants’ fees and costs. Once again, plaintiffs chose not to file a second amended complaint. Instead, plaintiffs filed an appeal to the United States Court of Appeals for the Eleventh Circuit. This appeal is currently pending.  No accrual is recorded in the Company’s financial statements related to this case as the Company believes that its risk of loss is remote.

The Company is also involved with other various legal proceedings incident to the course of business. None of these proceedings are expected to have a material adverse effect on the consolidated financial statements.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company adopted a new share repurchase program effective August 3, 2005, that authorized the repurchase of up to $20.0 million of its outstanding shares of common stock over the next twelve months with no periodic sub-limits on the amount of repurchases. This plan replaced all prior share repurchase plans and expired on August 2, 2006. As of June 30, 2006, $8.6 million was available for repurchases under the provision.

				Approximate Dollar
	Total		Total Number of	Value of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price	Part of Publicly	Purchased Under
Fiscal Period	Purchased	Per Share	Announced Plans	the Plans

January 1 through March 31, 2006	—	$—	—	$15,563,420
April 1 through May 31, 2006	—	—	—	15,563,420
June 1 through June 30, 2006	334,100	20.71	334,100	8,631,399
Total	334,100	$20.71	334,100

On August 3, 2006, the Company adopted a new share repurchase program authorizing the repurchase of up to $30.0 million of outstanding common stock.  The program expires on August 2, 2006.

ITEM 4: SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

The Company held its 2006 annual meeting of stockholders on June 15, 2006.  The stockholders considered three proposals: (1) the election of Class A directors, (2) the amendment of the Company’s certificate of incorporation to change the Company’s name from First Horizon Pharmaceutical Corporation to Sciele Pharma, Inc., and (3) the ratification of the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2006.  All three proposals were approved by the stockholders.  The following is certain information with respect to each proposal.

Proposal 1.  The election of Class A directors.

Nominee	Votes For	Votes Withheld
John N. Kapoor	29,537,402	3,910,698
Jerry N. Ellis	32,465,578	982,522

The Class A directors will serve a three year term.  The term of office of the following directors continued after the meeting:

Class B Directors	Class C Directors
Patrick P. Fourteau	Pierre Lapalme
Jon S. Saxe	William J. Robinson
Patrick J. Zenner

Proposal 2.  The change of the Company’s name.

Votes For: 32,668,647  Votes Against: 772,464         Abstentions: 6,989

Proposal 3.  The ratification of the appointment of BDO Seidman, LLP.

Votes For: 33,434,105  Votes Against: 10,428         Abstentions: 3,567

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

SCIELE PHARMA, INC. (Registrant)

Date: August 8, 2006	By:	/s/ PATRICK P. FOURTEAU
Patrick P. Fourteau
Chief Executive Officer and President
(principal executive officer)

Date: August 8, 2006	By:	/s/ DARRELL BORNE
Darrell Borne
Executive Vice President and Chief Financial Officer, Secretary and Treasurer
(principal accounting and financial officer)