Form 10-Q
period 2006-09-30
SCIELE PHARMA, INC.
filed 2006-10-27
CIK 1106773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[MARK ONE]

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

As of October 24, 2006, there were 34,871,834 shares of the Registrant’s Common Stock outstanding.

SCIELE PHARMA, INC.
FORM 10-Q
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCIELE PHARMA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,634	$17,043
Marketable securities	119,678	82,757
Accounts receivable, net of allowance of $2,889 and $2,427 at September 30, 2006 and December 31, 2005, respectively	43,259	48,353
Inventories	24,776	28,924
Income taxes receivable	5,156	547
Current deferred tax assets	2,441	3,705
Other current assets	22,009	23,059
Total current assets	252,953	204,388
Property and equipment, net	8,179	5,148
Other assets:
Intangibles, net	308,848	315,798
Other	6,862	4,371
Total other assets	315,710	320,169

Total assets	$576,842	$529,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payable	$13,938	$12,093
Accrued expenses	26,595	18,482
Total current liabilities	40,533	30,575
Long-term liabilities:
Convertible debt	150,000	150,000
Deferred tax liabilities	11,541	8,803
Other long-term liabilities	2,408	191

Total liabilities	204,482	189,569
Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized and none outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,658,484 and 35,907,376 issued at September 30, 2006 and December 31, 2005, respectively	36	36
Additional paid-in capital	291,559	292,639
Retained earnings	114,124	82,524
Deferred compensation	(12,117)	(7,489)
Accumulated other comprehensive loss	(2,690)	(4,384)
	390,912	363,326
Less: Treasury stock at cost, Common stock, 800,000 and 1,000,000 shares at September 30, 2006 and December 31, 2005, respectively	(18,552)	(23,190)

Total stockholders’ equity	372,360	340,136

Total liabilities and stockholders’ equity	$576,842	$529,705

The accompanying notes are an integral part of these consolidated financial statements.

SCIELE PHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenues	$74,784	$58,718	$213,636	$149,491
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	10,283	8,768	30,181	23,290
Selling, general and administrative expense	35,912	26,480	106,958	68,240
Depreciation and amortization	6,752	6,217	19,787	16,322
Research and development expense	4,502	1,399	11,323	2,285

Total operating costs and expenses	57,449	42,864	168,249	110,137

Operating income	17,335	15,854	45,387	39,354

Other income (expense):
Interest expense	(864)	(799)	(2,389)	(2,202)
Interest income	1,399	673	3,374	2,351
Other	(44)	—	(44)	(684)

Total other income (expense)	491	(126)	941	(535)

Income before provision for income taxes	17,826	15,728	46,328	38,819
Provision for income taxes	(5,525)	(5,094)	(14,728)	(12,593)

Net income	$12,301	$10,634	$31,600	$26,226
Other comprehensive gain (loss)	1,127	(247)	1,694	(2,773)

Comprehensive income	$13,428	$10,387	$33,294	$23,453

Net income per common share:
Basic earnings per common share	$0.35	$0.30	$0.90	$0.75

Diluted earnings per common share	$0.34	$0.26	$0.82	$0.65

Weighted average common shares outstanding:
Basic	35,043	35,119	35,147	35,071

Diluted	36,014	42,548	39,270	42,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCIELE PHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For The Nine Months
	Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$31,600	$26,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,787	16,322
Loss on sale of securities	43	684
Loss on disposal of property and equipment	172	—
Non-cash compensation expense	6,466	20
Non-cash interest expense	282	252
Deferred income tax expense	3,668	2,435
Reduction in taxes payable—stock option exercises	—	1,411
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	5,094	(8,671)
Inventories	4,148	(17,189)
Other current assets and other assets	1,385	(5,986)
Income taxes receivable	(4,609)	1,941
Accrued expenses and other	4,413	307
Accounts payable	1,845	(5,179)
Net cash provided by operating activities	74,294	12,573
Cash flows from investing activities:
Purchase of products	(5,600)	(106,337)
Purchase of property and equipment	(3,175)	(1,809)
Proceeds from sale of property and equipment	51	—
Proceeds from sale of marketable securities	94,936	97,576
Purchase of marketable securities	(131,086)	(20,994)
Net cash used in investing activities	(44,874)	(31,564)
Cash flows from financing activities:
Repurchase of common stock	(14,804)	(2,094)
Financing debt costs	(3,758)	—
Reduction in taxes payable—stock option exercises	2,149	—
Net proceeds from issuance of common stock	4,370	1,816
Net cash used in financing activities	(12,043)	(278)
Effect of foreign exchange rates on cash	1,214	(2,659)
Net change in cash and cash equivalents	18,591	(21,928)
Cash and cash equivalents, beginning of period	17,043	36,586
Cash and cash equivalents, end of period	$35,634	$14,658
Non-cash financing transactions:
Issuance of restricted stock	$5,879	$235
Supplemental Cash Flow Information:
Cash paid for income taxes	$13,507	$6,337
Cash paid for interest	$2,689	$2,880

The accompanying notes are an integral part of these consolidated financial statements.

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.                                      Name Change

In June 2006, the stockholders of First Horizon Pharmaceutical Corporation approved changing the name from First Horizon Pharmaceutical Corporation to Sciele Pharma, Inc. (the “Company”). The name change became effective on June 15, 2006.

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

3.                                      New Accounting Pronouncements

On September 15, 2006 the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements.  The Statement provides guidance for using fair value to measure assets and liabilities.  This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The Statement does not expand the use of fair value in any new circumstances.  It  is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial statements.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets, which amends FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In a significant change to current guidance, the Statement of Financial Accountant Standards (“SFAS”) No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:  (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006.   The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial statements.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial statements.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN No. 48 scopes out income taxes from Financial

Accounting Standards Board Statement No. 5, Accounting for Contingencies.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company has not determined the effect, if any, the adoption of the Interpretation will have on its financial statements.

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

In December 2004, the FASB issued Statement 123 (revised 2004), Share-Based Payment. The Statement eliminates the disclosure-only election under SFAS No. 123 and requires the recognition of compensation expense for stock options and other forms of equity compensation based on the fair value of the instruments on the date of grant. The standard is effective for fiscal years beginning after June 15, 2005. See Note 4 for the effect of the adoption on net income and earnings per share.

4.                                      Stock Based Compensation

At September 30, 2006, the Company had two stock-based compensation plans allowing for the issuance of stock options and restricted shares and an employee stock ownership plan. Prior to December 31, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB No. 123 (revised 2004), Accounting for Stock-Based Compensation. No stock-based employee compensation cost related to stock options was recognized in the Statement of Operations for the three or  nine months ended September 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R) (“SFAS No. 123R”), “Share-Based Payment”, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three and nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income before income taxes for the three and nine months ended September 30, 2006, are $2.1 million and $6.5 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25.  Basic earnings per share for the three and nine months ended September 30, 2006 would have been $0.39 and $1.01, respectively, if the Company had not adopted SFAS No. 123R, compared to reported basic earnings per share of $0.35 and $0.90, respectively.  Diluted earnings per share for the three and nine months ended September 30, 2006 would have been $0.38 and $0.93, respectively, if the Company had not adopted SFAS No. 123R, compared to reported diluted earnings per share of $0.34 and $0.82, respectively.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires the cash flows resulting from the tax benefits related to tax deductions in excess of compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $2.1 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123R.

The weighted average fair value per share of options granted during the nine months ended September 30, 2006 and September 30, 2005 is estimated at $17.24 and $17.17, respectively. There were no stock options granted in the three months ended September 30, 2006.  The value of options is estimated on the date of the grant using the following weighted average assumptions:

	2006	2005
Risk-free interest rate	4.70%	3.83%
Expected dividend yield	—	—
Expected lives	5 years	5 years
Expected volatility	106.70%	115.87%

Non-qualified stock options are priced at the fair market value of the Company’s stock on the date of the grant and typically vest at the rate of 25% per year commencing on the first anniversary date of the grant and expire on the seventh anniversary date of the grant.  The Company recognized $0.6 million and $2.1 million of stock-based compensation expense for stock options in the three and nine months ended September 30, 2006 respectively.   The Company did not recognize any stock-based compensation expense for stock options in 2005.

In 2005 and through September 30, 2006, the Company issued restricted shares to executives and employees. The following table summarizes restricted stock outstanding at September 30, 2006 and changes during the nine months ended (shares in thousands):

	Number of	Weighted
	Shares	Average
	Subject to	Share
	Issuance	Price
Outstanding at December 31, 2005	543	$14.45
Granted	461	17.24
Cancelled	(106)	14.97
Exercised	(16)	15.74
Outstanding at September 30, 2006	882	$15.88

The restrictions on the restricted stock lapse according to one of two schedules.  Under one schedule, the restrictions will lapse when specific key performance objectives have been reached or on the fifth anniversary date of the issuance.  Under the second schedule, the restrictions will lapse 25% annually over four years.   The fair value of the restricted stock is expensed over the period during which the restrictions lapse.  For the three and nine months ended September 30, 2006 the Company recognized $0.8 million and $2.4 million, respectively, in deferred compensation expense related to the restricted shares. The Company recognized less than $0.1 million for both the three and nine months ended September 30, 2005.

Had compensation costs for the Company’s options been determined using the Black-Scholes option valuation model prescribed by SFAS No. 123, Accounting for Stock Based Compensation, for the three and nine months ended 2006 and 2005 the Company’s pro forma net income per common share would have been reported as follows (in thousands, except per share amounts):

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005
Net income as reported	$12,301	$10,634	$31,600	$26,226
Add:
Stock-based compensation expense included in reported net earnings, net of related tax effects	1,421	—	4,415	—
Deduct:
Total stock-based employee compensation expense determined under fair value basis for all awards, net of related tax effects	(1,421)	(719)	(4,415)	(1,878)

Pro forma	$12,301	$9,915	$31,600	$24,348

Net income per common share—basic:
As reported	$0.35	$0.30	$0.90	$0.75
Pro forma	$0.35	$0.28	$0.90	$0.69

Net income per common share—diluted:
As reported	$0.34	$0.26	$0.82	$0.65
Pro-forma	$0.34	$0.24	$0.82	$0.61

The Black-Scholes option valuation model was not developed for use in valuing employee stock options. Instead, this model was developed for use in estimating the fair value of traded options, which have no vesting restrictions, and are fully transferable, which differ significantly from the Company’s stock options. In addition, stock option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected survival rates of the stock options.

In 2005, the Company began an Employee Stock Ownership Plan (“ESOP”), which provides benefits to substantially all employees. The annual contribution, if any, to the ESOP is at the discretion of the Board of Directors of the Company. In February 2006, the Company distributed 200,000 shares to the ESOP.  In the three and nine months ended September 30, 2006 the Company recorded $0.6 million and $2.1 million, respectively, compared to the $0.2 million and $0.6 million for the three and nine months ended September 30, 2005 in compensation expense for the ESOP.

5.                                      Marketable Securities

The Company classifies its existing marketable securities as available-for-sale. All available-for-sale securities are classified as current as the Company has the ability to use them for current operating and investing purposes. There was less than $0.1 million in realized losses for the three and nine months ended September 30, 2006. At September 30, 2006, the Company had total net unrealized losses from marketable securities of $1.2 million.

The carrying amount of available-for-sale securities and their approximate fair values at September 30, 2006 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and Federal agency obligations	$52,747	$—	$(849)	$51,898
Corporate bonds	68,152	2	(374)	67,780
Total	$120,899	$2	$(1,223)	$119,678

The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of September 30, 2006 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Estimated Unrealized Losses	Estimated Fair Value	Estimated Unrealized Losses	Estimated Fair Value	Estimated Unrealized Losses
U.S. Government and Federal agency obligations	$—	$—	$41,098	$(849)	$41,098	$(849)
Corporate bonds	—	—	19,378	(374)	19,378	(374)
Total	$—	$—	$60,476	$(1,223)	$60,476	$(1,223)

The Company has determined that its unrealized losses are temporary based on the minor amount of the losses compared to amortized cost and the short duration of the losses, as well as the credit worthiness of the investees. The Company expects that all losses will be recovered, and intends to hold securities to recovery. If market, industry and/or investee conditions deteriorate, we may incur impairments.

The amortized cost and estimated fair value of marketable securities at September 30, 2006 by contractual maturity are shown below (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$87,817	$87,395
Due after one year through three years	27,113	26,453
Due after three years through five years	4,954	4,831
Due after five years	1,015	999
	$120,899	$119,678

The carrying amount of available-for-sale securities and their approximate fair values at December 31, 2005 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and Federal agency obligations	$58,227	$—	$(1,349)	$56,878
Corporate bonds	26,520	—	(641)	25,879
Total	$84,747	$—	$(1,990)	$82,757

6.                                      Inventories

Inventories consist of purchased pharmaceutical products and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method, and market is considered to be net realizable value. Inventories consist of finished product and bulk product awaiting processing and packaging into finished product. Inventories, net of reserves of $0.7 million and $0.9 million at September 30, 2006 and December 31, 2005, respectively, consisted of (in thousands):

	September 30, 2006	December 31, 2005
Bulk product	$8,957	$2,406
Finished product	15,819	26,518
Total inventories	$24,776	$28,924

7.                                      Intangible Assets

In January 2006, the Company paid Bayer Healthcare AG a milestone payment of $5.0 million for the licensing rights to Sular. In July 2006, the Company’s sales of Sular triggered the final $5.0 million milestone payment to Bayer Healthcare AG.  This payment will be made in October.  These milestone payments will be amortized over the remaining useful life of Sular.

In September 2006, the Company launched Ostiva, an oral prescription nutritional supplement formulation with Metafolin, calcium, Magnesium, Vitamins B6, B12 and Vitamin D that gives women nutritional support to help maintain healthy bones.  Under its agreement with PamLab, from which it acquired its rights to Ostiva, the Company made a payment of $0.6 million for the launch of Ostiva.  PamLab is also entitled to royalties on net sales, as defined in the agreement.  The intangible asset recorded in connection with the acquisition is expected to be amortized over a period of eight years.

Intangible assets which are not deemed to have an indefinite life are amortized on a straight-line basis over their respective useful lives.

The following table reflects the components of intangible assets as of September 30, 2006 (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Expected Life
Licensing rights	$366,640	$(74,672)	$291,968	10 to 20 years
Trade names	11,578	(2,872)	8,706	15 to 20 years
Contracts	8,300	(7,705)	595	5 years
Supply/Distribution agreements	10,350	(4,727)	5,623	1 to 10 years
Other intangibles	2,590	(634)	1,956	20 years
Total	$399,458	$(90,610)	$308,848

The following table reflects the components of intangible assets as of December 31, 2005 (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Expected Life
Licensing rights	$356,040	$(59,642)	$296,398	10 to 20 years
Trade names	11,060	(2,293)	8,767	15 to 20 years
Contracts	8,300	(6,492)	1,808	5 years
Supply/Distribution agreements	10,350	(3,951)	6,399	1 to 10 years
Other intangibles	3,108	(682)	2,426	20 years
Total	$388,858	$(73,060)	$315,798

For the three and nine months ended September 30, 2006, amortization expense related to the intangible assets was $5.9 million and $17.5 million, respectively. Amortization is calculated on a straight-line basis over the estimated useful life of the intangible asset, and the Company estimates the annual amortization expense for each of the five succeeding fiscal years to be as follows (in thousands):

Fiscal year ended December 31:	Amount
2006	$22,553
2007	21,958
2008	21,958
2009	21,958
2010	21,958

8.                                      Other Long-Term Assets

Other assets at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Capitalized finance costs	$6,806	$4,312
Deposits	56	59
Total long-term other assets	$6,862	$4,371

9.                                      Accrued Expenses

Accrued expenses at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Employee compensation and benefits	$3,453	$4,111
Product returns	1,482	1,090
Product rebates	2,870	2,441
Sales deductions	5,700	2,802
Accrued royalties	6,389	5,082
Product purchases	5,000	—
Other	1,701	2,956
	$26,595	$18,482

10.                               Long-term Debt

In March 2004, the Company issued a total of $150.0 million of its 1.75% senior subordinated contingent convertible notes due in 2024 (the “2004 Notes”) in transactions that were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act. In May 2006 and pursuant to a registered exchange offer, the Company exchanged each outstanding 2004 Note with new notes (the “New Notes”) that, among other things, require the Company to redeem the $150.0 million 2004 Notes with cash instead of common stock. As an incentive to the 2004 Note holders to exchange the 2004 Notes for New Notes, the Company paid each exchanging holder an exchange fee equal to 0.75% of the face value of each New Note exchanged.  The Company paid an aggregate exchange fee of $1,125,000. The New Notes are due March 8, 2024 and accrued interest is payable semi-annually in arrears on March 8 and September 8 of each year, which commenced on September 8, 2004. In addition to the interest on the New Notes, after March 8, 2007, the Company will also pay contingent interest during specified six-month periods if the average trading price of the New Notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum. As this contingent interest feature is based on the underlying trading price of the New Notes, the contingent interest qualifies as an embedded derivative. As of September 30, 2006, management determined that the fair value of this contingent interest embedded derivative was not material. The net proceeds from this issuance, after deducting offering expenses, were approximately $145.4 million. Financing costs of $4.6 million were incurred with the original issuance and $1,125,000 with the exchange, which are being amortized on a straight-line basis over the life of the notes, and are included in other assets in the consolidated balance sheet.

Upon conversion, the Company will deliver, for each New Note, consideration (the “conversion value”) having a value equal to the product of the conversion rate (initially, approximately 45.1467, subject to adjustment) multiplied by the average of the closing price of our common stock on the Nasdaq National Market on each of the five consecutive trading days beginning on the third trading day following the conversion date of New Notes (the “applicable stock price”). This consideration value will be paid in cash (the “required cash amount”) in an amount equal to the lesser of (a) the aggregate principal amount of New Notes on the conversion date or (b) the conversion value, and the remainder will be paid in shares of our common stock. The number of shares to be delivered will equal (a)(i) the conversion value minus (ii) the required cash amount, divided by (b) the applicable stock price. Holders may convert the New Notes only under the following circumstances: (1) during any calendar quarter, if the closing sales price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) if the New Notes have been called for redemption; (3) during the five trading day period immediately following any nine consecutive trading day period in which the trading price of the New Notes per $1,000 principal amount for each day of that period was less than 95% of the product of the closing price of the Company’s common stock and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the New Notes; or (4) the occurrence of specified corporate transactions.

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

The Company had no debt other than the aforementioned notes outstanding at September 30, 2006 or December 31, 2005.

11.                               Credit Agreement

On September 18, 2006, the Company and certain of its subsidiaries entered into a secured credit agreement (the “Credit Agreement”) with UBS Securities LLC and LaSalle Bank National Association as lead arrangers, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, Regents Bank, Fifth Third Bank and Bank of America, N.A. as co-documentation agents and UBS Loan Finance LLC, as swingline lender. The Credit Agreement provides the Company and its Cayman subsidiary, Sciele Pharma Cayman Ltd., with a five-year revolving credit facility of up to $100 million, with an option to expand the facility credit line by up to an additional $75 million.

Amounts outstanding under the new credit facility generally bear interest at the lenders’ corporate base rate or the LIBOR, plus a specified margin of between 1.75% and 2.5% depending on the Company’s ratio of indebtedness to earnings. The Credit Agreement contains customary negative covenants and financial covenants with which the Company is in full compliance.

The Company’s obligations under the Credit Agreement are secured by a pledge of substantially all of the assets of the Company and are guaranteed by substantially all of the Company’s subsidiaries that are not borrowers.

The Company terminated its existing credit agreement with LaSalle Bank National Association, dated February 11, 2003, as subsequently amended.

12.                               Share Buyback Program

The Company adopted a share repurchase program effective August 3, 2005, that authorizes the repurchase of up to $20.0 million of its outstanding shares of common stock over the next twelve months with no periodic sub-limits on the amount of repurchases. This plan expired on August 2, 2006.

On August 3, 2006, the Company adopted a new share repurchase program authorizing the repurchase of up to $30.0 million of outstanding common stock.  This plan replaces all prior share repurchase plans and will expire on August 2, 2007.  As of September 30, 2006, $22.1 million is available for repurchases under the program.

					Approximate Dollar
	Total		Total Number of		Value of Shares
	Number of	Average	Shares Purchased as		that May Yet Be
	Shares	Price	Part of Publicly		Purchased Under
Fiscal Period	Purchased	Per Share	Announced Plans	Plan	the Plans

January 1 through March 31, 2006	—	$—	—	1	$15,563,420
April 1 through June 30, 2006	334,100	$20.71	334,100	1	$8,631,399
July 1 through July 31, 2006	—	$—	—	1	$8,631,399
August 1 through August 31, 2006	409,973	$19.19	409,973	2	$22,118,963
September 1 through September 30, 2006	—	$—	—	2	$22,118,963
Total	744,073	$19.87	744,073

Plan 1 refers to the Share Repurchase Plan effective August 3, 2005 through August 2, 2006.  Plan 2 refers to the Share Repurchase Plan effective August 3, 2006 through August 2, 2007.

13.                               Earnings Per Share

Below is the calculation of basic and diluted net income per share (in thousands except per share data):

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$12,301	$10,634	$31,600	$26,226
Add: Interest expense on the old contingent convertible notes, net of tax	—	485	653	1,455

Adjusted net income	$12,301	$11,119	$32,253	$27,681

Weighted average common shares outstanding—basic	35,043	35,119	35,147	35,071
Diluted effect of stock options restricted shares and convertible debt	971	7,429	4,123	7,498

Weighted average common shares outstanding—diluted	36,014	42,548	39,270	42,569

Basic earnings per common share:	$0.35	$0.30	$0.90	$0.75

Diluted earnings per common share:	$0.34	$0.26	$0.82	$0.65

For the three months ended September 30, 2006, there were 819,429 potential common shares outstanding and 53,500 shares of unvested restricted stock that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.  For the nine months ended September 30, 2006, there were 800,681 potential common shares outstanding and 37,000 shares of unvested restricted stock that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

14.                               Segment Reporting

The Company is engaged solely in the business of developing, marketing and selling prescription pharmaceutical products. Accordingly, the Company’s business is classified in a single reportable segment, the development, sale and marketing of prescription pharmaceutical products. Prescription products include a variety of branded pharmaceuticals for the treatment of cardiovascular and metabolic diseases, and women’s health conditions.

The following presents revenues for prescription products by area of treatment:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005
Cardiovascular/Metabolic	$59,594	$43,849	$164,640	$98,072
Women’s Health	12,743	10,061	37,882	32,783
Non promoted	2,447	4,808	11,114	18,636

Net revenues	$74,784	$58,718	$213,636	$149,491

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

On September 29, 2004, the U.S. District Court for the Northern District of Georgia dismissed, without prejudice, the class action lawsuit. Although the lawsuit was dismissed, the court granted the plaintiffs the right to refile provided that the plaintiffs pay all of the defendant’s fees and costs associated with filing the motion to dismiss the lawsuit. Plaintiffs did not file a second amended complaint as permitted, but instead filed a motion asking the District Court to reconsider its September 29, 2004 order and lift the condition that they must pay defendants’ fees and costs before further amendment. On June 22, 2005, the District Court denied plaintiffs’ motion and gave them another opportunity to amend if they pay defendants’ fees and costs. Once again, plaintiffs chose not to file a second amended complaint. Instead, plaintiffs filed an appeal to the United States Court of Appeals for the Eleventh Circuit.  The court has since ruled that Plaintiffs may recast and refile their complaint.  The Company shall continue to vigorously defend this action.

On September 18, 2006, the Eleventh Circuit Court of Appeals affirmed the District Court’s determination that the Amended Complaint was a “shotgun pleading” which did not satisfy the pleading requirements under the federal rules.  The Court of Appeals, however, disagreed with the remedy ordered by the District Court.  Instead of dismissing the Amended Complaint with a right to further amend if Plaintiffs paid Defendants’ fees and costs, the Court of Appeals held that the District Court should have ordered Plaintiffs to replead under Federal Rule of Civil Procedure 12(e).  The Court of Appeals also held that Plaintiffs’ claims under the Securities Act of 1933 must meet the heightened pleading standards of Federal Rule of Civil Procedure 9(b) because those claims sound in fraud.  Accordingly, the Court of Appeals vacated the District Court’s orders and remanded with instructions to order a repleading. No accrual is recorded in the Company’s financial statements related to this case as the Company believes that its risk of loss is remote.

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

Overview

Sciele Pharma, Inc., or the Company, is a specialty pharmaceutical company that markets, develops and sells brand name prescription products. Our key products focus on two therapeutic categories, Cardiolo-Metabolic and Women’s Health. Our key marketed products include:

Cardiovascular/Metabolic	Women’s Health
Altoprev	OptiNate
Fortamet	Ponstel
Nitrolingual	Prenate Elite
Sular	Ostiva
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

We currently market and sell 15 products, nine of which are actively promoted and which accounted for approximately 95.9% and 94.5% our total sales for the three and nine months ended September 30, 2006, respectively. We promote our products through our nationwide sales marketing force of approximately 525 sales representatives, targeting high-prescribing primary care physicians, endocrinologists, cardiologists, obstetricians and gynecologists.

Results of Operations

Net Revenue.    Net revenues for the three months ended September 30, 2006 increased $16.1 million or 27.3% to $74.8 million, as compared to $58.7 million for the three months ended September 30, 2005. Net revenues for the nine months ended September 30, 2006 increased $64.1 million or 42.9% to $213.6 million, as compared to $149.5 million for the nine months ended September 30, 2005. Net revenues from our promoted products increased by $18.4 million and $71.7 million for the three and nine months ended September 30, 2006, respectively, as a result of growth from increased promotion, as well as continued success in the execution of our marketing strategy.  The increase in revenue of our promoted products was partially offset by a reduction of non-promoted product revenues of $2.4 million and $7.5 million for the three and nine months ended September 30, 2006, respectively.  This reduction is primarily from our Tanafed and Robinul lines as we ceased promotion of these products as a result of generic entries into the market in the first quarter of 2005.

Product Overview

	Change in total dispensed prescriptions for the three months ended September 30, 2006 compared to the three months ended September 30, 2005(a)	Change in new dispensed prescriptions for the three months ended September 30, 2006 compared to the three months ended September 30, 2005(a)
Sular	20.3%	24.8%
Fortamet	(1.7)%	3.8%
Altoprev	(28.1)%	(27.4)%
Triglide	1241.0%	523.5%
Nitrolingual(b)	(3.6)%	(0.1)%
Prenate Elite	(22.5)%	(20.0)%
OptiNate	50.0%	13.5%
Ostiva(c)	N/A	N/A
Ponstel	(13.4)%	(13.8)%

(a)                               Source: IMS Health’s National Prescription Audit Plus™ data.

(b)                               We believe that IMS data does not capture prescriptions of Nitrolingual from some of the non-retail channels and prescription trends in the non-retail channel which may have a significant impact on the reported change.

(c)                                Ostiva was launched in September 2006.

Net revenues from our Cardiolovascular and Metabolic products (namely Sular, Fortamet, Triglide, Altoprev and Nitrolingual) were $59.6 million and $164.6 million for the three and nine months ended September 30, 2006, compared to $43.8 million and $98.1 million for the three and nine months ended September 30, 2005, respectively.  The increase was primarily due to the launch of Altoprev and Fortamet in April 2005, the continued growth of Sular, the launch of Triglide in July 2005, as well as price increases implemented during 2005 and 2006.

Net revenues from our promoted Women’s Health products (namely Prenate Elite, OptiNate, Ostiva and Ponstel), were $12.7 million and $37.9 million for the three and nine months ended September 30, 2006 compared to $10.1 million and $32.8 million for the three and nine months ended September 30, 2005. This increase is primarily related to the successful launch of our women’s health sales force in the first quarter of 2006, continued growth of our market share for OptiNate and price increases.

Net revenues for our non-promoted products were $2.4 million and $11.1 million for the three and nine months ended September 30, 2006 compared to $4.8 million and $18.6 million for the three and nine months ended September 30, 2005.   This reduction is primarily from our Tanafed and Robinul Lines as we ceased promotion of these products as a result of generic entries into the market in the first quarter of 2005.

Cost of Revenues.    Cost of revenues for the three and nine months ended September 30, 2006 were $10.3 million and $30.2 million compared to $8.8 million and $23.3 million for the three and nine months ended September 30, 2005. The increase in cost of revenues is related to the change in product mix and the increase in sales for the three and nine months ended September 30, 2006 as compared to the equivalent periods ending September 30, 2005.

Gross Margin.    Gross margin for the three and nine months ended September 30, 2006 were 86.2% and 85.8%, respectively, compared to 85.1% and 84.4% for the three and nine months ended September 30, 2005, respectively.  This increase in gross margin for the three and nine months ended September 30, 2006 is the result of a change in product mix and price increases.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $9.4 million, or 35.6%, to $35.9 million for the three months ended September 30, 2006, compared to $26.5 million for the three months ended September 30, 2005. Selling, general and administrative expenses increased $38.7 million, or 56.7%, to $107.0 million for the nine months ended September 30, 2006, compared to $68.2 million for the nine months ended September 30, 2005.  This increase in selling, general and administrative expenses is due primarily to the addition of 74 sales representatives and an increase in royalty and commission expenses related to higher revenues.  Additionally, we recognized $1.8 million and $5.5 million in stock-based compensation expense for the three and nine months ended September 30, 2006, respectively.  There was $0.2 and $0.6 in stock compensation expenses for the three and nine months ended September 30, 2005.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased $0.6 million, or 9.7%, to $6.8 million for the quarter ended September 30, 2006 compared to $6.2 million for the quarter ended September 30, 2005. Depreciation and amortization expense increased $3.4 million, or 20.9%, to $19.7 million for the nine months ended September 30, 2006 compared to $16.3 million for the nine months ended September 30, 2005.  This increase is primarily related to the increase in amortizable intangible assets as a result of the purchase of Fortamet and Altoprev, the launch of Triglide and two $5.0 million milestone payments to Bayer in January and July 2006.

Research and Development Expense.    Research and development expense increased $3.1 million to $4.5 million for the three months ended September 30, 2006 compared to $1.4 million for the three months ended September 30, 2005. Research and development expense increased $9.0 million to $11.3 million for the nine months ended September 30, 2006 compared to $2.3 million for the same period in 2005.  These increases were primarily related to greater activity in the development program for lifecycle management initiatives for our products, which includes the new Sular formulation and glycopyrrolate for chronic moderate to severe drooling in pediatric patients, and management’s increased emphasis on development. Additionally, we recognized $0.3 million and $1.0 million in stock-based compensation expense for the three and nine months ended September 30, 2006, respectively. There were no compensation expenses for the same periods of 2005.

Interest Expense.    Interest expense was $0.9 million and $2.4 million for the three and nine months ended September 30, 2006 compared to $0.8 million and $2.2 million for the three and nine months ended September 30, 2005.  The increase is due to the entry into the new secured debt agreement in September of 2006.  The new agreement is discussed in note 11 of the notes to consolidated financial statements.  The interest expense is primarily from the $150.0 million contingent convertible notes discussed in note 10 to our financial statements contained elsewhere in this Report on Form 10-Q.

Interest Income.    Interest income was $1.4 million and $3.4 million for the three and nine months ended September 30, 2006, compared to $0.7 million and $2.4 million for the three and nine months ended September 30, 2005. The increase in interest income for the nine months ended September 30, 2006 is primarily due to a higher average cash and marketable securities balance as a result of cash generation from sales and higher returns on current investments.

Provision for Income Taxes.    Income taxes were provided for at a rate of 31.0% and 31.8% for the three and nine months ended September 30, 2006, respectively, compared to 32.4% and 32.4% for the three and nine months ended September 30, 2005. This decrease in the effective rate is due primarily to the change in the mix of tax jurisdictions, both domestic and international, where our income was earned.

Liquidity and Capital Resources

Our cash and cash equivalents were $35.6 million on September 30, 2006 compared to $17.0 million at December 31, 2005. Net cash provided by operating activities for the nine months ended September 30, 2006 was $74.3 million. This source of cash was primarily the result of net income of $31.6 million, resulting primarily from the sales of our promoted products, a decrease in accounts receivable of $5.1 million, as a result of an overall reduction in our days sales outstanding, an increase in accounts payable of $1.8 million, primarily related to increased business volume, a decrease in inventory of $4.1 million, primarily related to improved inventory management, an increase of $1.4 million for other current assets and other assets and an increase of $4.4 million in accrued expenses and other long-term liabilities, primarily related to the $5.0 million milestone payment for Sular which was paid in October 2006 and partially offset by decreases in general accruals.   Additional cash includes adjustment for non-cash expense items of depreciation and amortization of $19.8 million, stock based compensation expenses of $6.5 million, interest expense of $0.3 million, deferred income tax expenses of $3.7 million, recognized losses on the disposal of property and equipment of $0.2 million and less than $0.1 million for the loss on sale of securities. Partially offsetting these non-cash items was an increase in income tax receivable of $4.6 million related primarily to estimated tax payments made during the year.

Our cash and cash equivalents were $14.7 million on September 30, 2005. Net cash provided by operating activities for the nine months ended September 30, 2005 was $12.6 million. This source of cash was primarily the result of net income of $26.2 million, resulting primarily from the sales of our promoted products,  non-cash expenses including depreciation and amortization of $16.3 million, a decrease in income tax receivable of $1.9 million, an increase in accrued expenses and other long-term liabilities of $0.3 million,  non-cash tax expense of $3.8 million, $0.7 million for realized losses on marketable securities and non-cash interest expense of $0.3 million.  Partially offsetting the source of cash from operations was an increase in inventories of $17.2 million, a decrease in accounts payable of $5.2 million, an increase in accounts receivable of $8.7 million and an increase in other current assets and other assets of $6.0 million.

 Net cash used in investing activities for the nine months ended September 30, 2006 was $44.9 million. The principal uses of this cash were for the purchase of marketable securities of $131.1 million, of which $94.9 million were reinvestment from maturing securities, $3.2 million for the purchase of property and equipment, primarily for new office furniture and computer systems for the new home office, $5.0 million for a milestone payment to Bayer Healthcare AG in January 2006, and a $0.6 million payment for the launch of Ostiva in September 2006. Partially offsetting these uses was $0.1 million for proceeds from the sale of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2005 was $31.6 million. The principal uses of this cash were for the purchases of product licenses of $106.3 million, and the purchases of property and equipment of $1.8 million. Offsetting these uses of cash were the net sales of marketable securities of $98.3 million. This liquidation of marketable securities was directly related to the acquisition of product licenses for Fortamet and Altoprev, the first milestone payment of the $15.0 million purchase price for Triglide and the $5.0 million additional purchase price milestone for Sular, as well as $21.0 million in maturing investments that were reinvested upon maturity.

Net cash used in financing activities was $12.0 million for the nine months ended September 30, 2006 primarily resulting from the repurchase of our common stock for $14.8 million and $3.8 million for debt financing costs, consisting of the exchange of the contingent convertible debt, discussed in footnote 10 of our financial statements, of $1.8 million and the secured debt agreement, discussed in footnote 11 of our financial statements, of $1.9 million. Partially offsetting this net cash used was $4.4 million for the issuances of common stock related to executive and employee stock options and $2.1 million for a non-cash reduction in taxes payable relating to stock options.

Net cash used in financing activities was $0.3 million for the nine months ended September 30, 2005 resulting from our repurchase of our common stock for $2.1 million. Offsetting this net cash used was $1.8 million for the issuances of common stock related to option exercises.

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

On September 18, 2006, the Company and certain of its subsidiaries entered into a secured credit agreement (the “Credit Agreement”) with UBS Securities LLC and LaSalle Bank National Association as lead arrangers, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, Regents Bank, Fifth Third Bank and Bank of America, N.A. as co-documentation agents and UBS Loan Finance LLC, as swingline lender. The Credit Agreement provides the Company and its Cayman subsidiary, Sciele Pharma Cayman Ltd., with a five-year revolving credit facility of up to $100 million, with an option to expand the facility credit line by up to an additional $75 million.

Amounts outstanding under the new credit facility generally bear interest at the lenders’ corporate base rate or the LIBOR, plus a specified margin of between 1.75% and 2.5% depending on the Company’s ratio of indebtedness to earnings. The Credit Agreement contains customary negative covenants and financial covenants.

The Company’s obligations under the Credit Agreement are secured by a pledge of substantially all of the assets of the Company and are guaranteed by substantially all of the Company’s subsidiaries that are not borrowers.

The Company terminated its existing credit agreement with LaSalle Bank National Association, dated February 11, 2003, as subsequently amended.

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

•      If we have difficulties acquiring new products or rights to market new products from third parties, our financial results could be adversely impacted;

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

•      Our business is subject to increasing government price controls and other healthcare cost containment measures;

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

Foreign Currency Exchange Risk

Our purchases of Sular, Triglide and Nitrolingual are made in Euros. Although we did not enter into any forward contracts in the third quarter of 2006, we may eliminate risks from foreign currency fluctuations after the time of shipment of product by entering into forward contracts for these purchases of inventory at the time of product shipments. The Company’s earnings and cash flows could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies.

Market Risk on Investments

The fair value of our investment portfolio would be negatively affected by an increase in interest rates. Since the majority of the Company’s investments are fixed rate interest-bearing securities and therefore subject to the risk of loss in market value from an increase in rates or a change in the underlying risk of the issuers of the notes, the Company’s future earnings and cash flows could be affected adversely if the Company were to sell the securities prior to their maturity date. There were no significant realized losses from the sale of investments for the three and nine months ended September 30, 2006. At September 30, 2006, the Company had total net unrealized losses from marketable securities of $1.2 million.

Market Risk on Variable Rate Debt

In connection with borrowings incurred under the senior secured revolving credit facility arranged by UBS Securities LLC, we could experience market risk with respect to changes in the general level of the interest rates and its effect upon our interest expense. Borrowings under this facility bear interest at variable rates. Because such rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, our present exposure to interest rate fluctuations is primarily dependent on rate changes that may occur while borrowings under the senior secured credit facility are outstanding. On September 30, 2006 there was no debt outstanding under this facility.

Market Risk on Fixed Rate Debt

The Company’s long-term fixed interest rate senior subordinated contingent convertible notes are also subject to market risk. Fixed rate debt outstanding at September 30, 2006 was $150.0 million with an interest rate of 1.75%. All other things being equal, the fair market value of the Company’s fixed rate debt will increase as rates decline and will decrease as rates rise. The fixed rate notes outstanding totaling $150.0 million at September 30, 2006 had a fair value of $151.3 million based on quoted market rates.

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

Changes in Internal Control over Financial Reporting

There have been no changes in Sciele Pharma’s primary internal controls over financial reporting during the third fiscal quarter of 2006, that have materially affected, or is reasonably likely to materially affect, Sciele Pharma’s internal controls over financial reporting.

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

On September 29, 2004, the U.S. District Court for the Northern District of Georgia dismissed, without prejudice, the class action lawsuit. Although the lawsuit was dismissed, the court granted the plaintiffs the right to refile provided that the plaintiffs pay all of the defendant’s fees and costs associated with filing the motion to dismiss the lawsuit. Plaintiffs did not file a second amended complaint as permitted, but instead filed a motion asking the District Court to reconsider its September 29, 2004 order and lift the condition that they must pay defendants’ fees and costs before further amendment. On June 22, 2005, the District Court denied plaintiffs’ motion and gave them another opportunity to amend if they pay defendants’ fees and costs. Once again, plaintiffs chose not to file a second amended complaint. Instead, plaintiffs filed an appeal to the United States Court of Appeals for the Eleventh Circuit.  The court has since ruled that Plaintiffs may recast and refile their complaint.  The Company shall continue to vigorously defend this action.

On September 18, 2006, the Eleventh Circuit Court of Appeals affirmed the District Court’s determination that the Amended Complaint was a “shotgun pleading” which did not satisfy the pleading requirements under the federal rules.  The Court of Appeals, however, disagreed with the remedy ordered by the District Court.  Instead of dismissing the Amended Complaint with a right to further amend if Plaintiffs paid Defendants’ fees and costs, the Court of Appeals held that the District Court should have ordered Plaintiffs to replead under Federal Rule of Civil Procedure 12(e).  The Court of Appeals also held that Plaintiffs’ claims under the Securities Act of 1933 must meet the heightened pleading standards of Federal Rule of Civil Procedure 9(b) because those claims sound in fraud.  Accordingly, the Court of Appeals vacated the District Court’s orders and remanded with instructions to order a repleading. No accrual is recorded in the Company’s financial statements related to this case as the Company believes that its risk of loss is remote.

The Company is also involved with other various legal proceedings incident to the course of business. None of these proceedings are expected to have a material adverse effect on the consolidated financial statements.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company adopted a share repurchase program effective August 3, 2005, that authorizes the repurchase of up to $20.0 million of its outstanding shares of common stock over the next twelve months with no periodic sub-limits on the amount of repurchases. This plan expired on August 2, 2006.

On August 3, 2006, the Company adopted a new share repurchase program authorizing the repurchase of up to $30.0 million of outstanding common stock.  This plan replaces all prior share repurchase plans and will expire on August 2, 2007.  As of September 30, 2006, $22.1 million is available for repurchases under the provision.

					Approximate Dollar
	Total		Total Number of		Value of Shares
	Number of	Average	Shares Purchased as		that May Yet Be
	Shares	Price	Part of Publicly		Purchased Under
Fiscal Period	Purchased	Per Share	Announced Plans	Plan	the Plans

January 1 through March 31, 2006	—	$—	—	1	$15,563,420
April 1 through June 30, 2006	334,100	$20.71	334,100	1	$8,631,399
July 1 through July 31, 2006	—	$—	—	1	$8,631,399
August 1 through August 31, 2006	409,973	$19.19	409,973	2	$22,118,963
September 1 through September 30, 2006	—	$—	—	2	$22,118,963
Total	744,073	$19.87	744,073

Plan 1 refers to the Share Repurchase Plan effective August 3, 2005 through August 2, 2006.  Plan 2 refers to the Share Repurchase Plan effective August 3, 2006 through August 2, 2007.

ITEM 4: SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

10.1+	Distribution Services Agreement of July 19, 2006 between the Company and Amerisource Bergen Drug Corporation.
10.2

Credit Ageement dated September 18, 2006 between the Company and certain of its subsidiaries as borrowers, UBS Securities LLC and LaSalle Bank National Association as lead arrangers and the lenders named therein.

10.3	Security Agreement dated September 18, 2006 between the Company and certain of its subsidiaries as grantees and the grantors named therein.
31.1	Certifications of Chief Executive Officer and President pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer, Secretary and Treasurer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Secretary and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+  Confidential treatment requested

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIELE PHARMA, INC.
(Registrant)

Date: October 27, 2006	By:	/s/ PATRICK P. FOURTEAU
Patrick P. Fourteau
Chief Executive Officer and President
(principal executive officer)

Date: October 27, 2006	By:	/s/ DARRELL BORNE
Darrell Borne
Executive Vice President and Chief Financial
Officer, Secretary and Treasurer
(principal accounting and financial officer)