Form 10-K
period 2006-12-31
SCIELE PHARMA, INC.
filed 2007-02-27
CIK 1106773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 000-30123

SCIELE PHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2004779
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5 Concourse Parkway, Suite 1800, Atlanta, Georgia 30328

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (770) 442-9707

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange
on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

Common shares of the registrant outstanding as of February 20, 2007 were 35,169,815. The aggregate market value, as of June 30, 2006, of such common shares held by non-affiliates of the registrant was approximately $710,589,000 based upon the last sales price reported that date on the Nasdaq Stock Market’s Global Select Market of $23.19 per share. (Aggregate market value estimated solely for the purposes of this report. For purposes of this calculation, all executive officers, directors and 10% stockholders are classified as affiliates.)

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission on or about March 7, 2007 relating to the 2007 Annual Meeting of Stockholders expected to be held on April 25, 2007 are incorporated into Part III of this Form 10-K.

ANNUAL REPORT OF FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

PART I

ITEM 1.   BUSINESS

Our Business

Sciele Pharma, Inc. (the “Company”) is a pharmaceutical company specializing in sales, marketing and development of branded prescription products focused on Cardiovascular/Diabetes and Women’s Health. The Company’s Cardiovascular/Diabetes products treat patients with high cholesterol, hypertension, high tryglycerides, angina, and type 2 diabetes. Its Women’s Health products are designed to improve the health and well-being of women of all ages, including expectant and nursing mothers and their babies. Headquartered in Atlanta, Georgia, and founded in 1992, Sciele Pharma employs approximately 800 people. The Company’s success is based on placing the needs of patients first, improving health and quality of life, and implementing its business platform—an Entrepreneurial Spirit, Innovation, Speed of Execution, Simplicity and Teamwork. Our key marketed products include:

Cardiology/Diabetes	Women’s Health
Altoprev	OptiNate
Fortamet	Ostiva
Nitrolingual	Ponstel
Triglide	Prenate Elite
Sular	Zovirax

Our current operating plan focuses on maximizing the sales of our existing product portfolio. We also plan to accelerate growth by launching line extensions to our current products and by acquiring or licensing approved products or late stage development products and other businesses. We plan to focus on products that complement our Cardiovascular, Diabetes and Women’s Health categories that will allow us to leverage our existing sales force infrastructure as well as additional therapeutic areas which complement our existing sales structure.

We currently market and sell 16 products, 10 of which are actively promoted and accounted for approximately 95% of our total sales for the year ended December 31, 2006. We promote our products through our nationwide sales and marketing force of approximately 600 sales representatives, targeting high-prescribing primary care physicians, endocrinologists, cardiologists, obstetricians and gynecologists.

We were incorporated in Delaware in July 1992 as the surviving corporation of a merger between Century Pharmaceutical Corporation and Horizon Pharmaceutical Corporation. In June of 2006, the stockholders of First Horizon Pharmaceutical Corporation approved changing the name from First Horizon Pharmaceutical Corporation to Sciele Pharma, Inc. The name change became effective on June 15, 2006. Our principal office is located at 5 Concourse Parkway, Suite 1800, Atlanta, Georgia 30328, and our telephone number is (770) 442-9707. Our corporate internet address is www.sciele.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a), 13(c), 14 or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We do not intend for the information contained on our website to be a part of this Annual Report.

Products

Most of our products treat recurring or chronic conditions or disorders which involve repeated use over an extended period of time. Our current key products include:

Product	Year of Our Introduction	Product Use
Nitrolingual Pumpspray (nitroglycerin sublingual spray)	2000	Acute relief of an attack or prophylaxis of angina pectoris due to coronary artery disease
Ponstel Capsules (mefenamic acid)	2000	Primary dysmenorrhea in patients ≥ 14 years of age
Sular (nisoldipine) Tablets	2002	Hypertension
Prenate Elite	2004	Prenatal vitamin
Fortamet (metformin HCl) Tablets	2005	Adjunct to diet and exercise in lowering blood glucose in Type 2 Diabetes patients
Altoprev (lovastatin extended release) Tablets	2005	Cholesterol reduction and coronary heart disease
Triglide (fenofibrate) Tablets	2005	Primary hypercholesterolemia and mixed dyslipidemia
OptiNate	2005	Prenatal vitamin with omega 3
Ostiva	2006	Nutrional support for healthy bones
Zovirax	2006	Topical herpes medication

Sular

In March 2002, we acquired exclusive U.S. rights to distribute and sell the antihypertensive prescription medication Sular from AstraZeneca and Bayer Healthcare. We also entered into a long-term manufacturing, supply and distribution agreement with Sular’s manufacturer, Bayer. Sular is a once-a-day treatment for hypertension that competes in the market for antihypertensive prescription medications.

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

Fortamet and Altoprev

In March 2005, we licensed and purchased certain rights to the type 2 diabetes prescription medication Fortamet and the cholesterol lowering medication Altoprev from Andrx Laboratories, which was acquired in 2006 by Watson Laboratories. As part of the transaction, we acquired the worldwide rights to sell Fortamet and Altoprev. We also entered into a long-term manufacturing and supply agreement with Andrx Laboratories for the manufacture and supply of Fortamet and Altoprev.

Fortamet is a patented, once-a-day extended-release tablet used in the management of type 2 diabetes. It contains metformin HCl, which is an oral anti-hyperglycemic drug that has the effect of lowering blood glucose. We believe that Fortamet is advantageous in the market because of its 1000mg once-a-day extended release metformin formulation. Like all metformins, Fortamet has a blackbox warning (a warning designed to advise people of potential serious risks) associated with lactic acidosis.

Altoprev is a patented once-a-day treatment for high cholesterol. It consists of a lovastatin extended-release tablet containing a cholesterol lowering agent. We believe that Altoprev is advantageous in the market because it offers once-a-day administration in multiple starting doses (20mg, 40mg or 60mg). Moreover, Altoprev’s extended release delivery system allows lower peak levels of lovastatin acid plasma concentrations.

Triglide

We obtained exclusive U.S. marketing rights in 2004 to a novel fenofibrate formulation that employs one of SkyePharma’s proprietary solubilization technologies, which we labeled Triglide. In May 2005, we announced that the U.S. Food and Drug Administration had approved Triglide as an oral treatment for lipid disorders such as elevated triglycerides. Triglide is being manufactured and supplied by SkyePharma. Triglide is a fenofibrate manufactured using SkyePharma’s IDD-P technology.

Nitrolingual

In February 2000, we began marketing Nitrolingual, a product for which we acquired exclusive distribution rights in the U.S. from Pohl-Boskamp. Nitrolingual is sold in 200 and 60 dose bottles. In October 2004, the distribution agreement was renewed and was then amended in 2005. The amended agreement expires in January 2010 and may be renewed thereafter for subsequent two-year renewal periods.

Nitrolingual is an oral spray of nitroglycerin used for the acute relief or prevention of chest pain associated with angina pectoris that results from coronary artery disease. Pohl-Boskamp holds a patent that expires in 2010 on the formulation of Nitrolingual that we license on an exclusive basis. The primary competitor to Nitrolingual is nitroglycerin, which is generally prescribed in tablet form. Unlike nitroglycerin tablets, which begin to lose their potency immediately upon opening the bottle, Nitrolingual maintains its potency for two years from the date of manufacture. Each metered dose of Nitrolingual provides consistent delivery of nitroglycerin. Also, Nitrolingual has advantages over nitroglycerin tablets pertaining to storage and handling.

Prenate Elite and OptiNate

Prescription prenatal vitamins are generally recommended before, during and after pregnancy so that the mother and the fetus receive adequate amounts of essential vitamins and minerals. In April 2004, we launched Prenate Elite, an extension of our Prenate line. Prenate Elite is a prescription multivitamin/multimineral nutritional supplement indicated for use in improving the nutritional status of women throughout pregnancy and in the postnatal period. It contains 16 key vitamins and minerals, together with a single milligram of folate in a combination of folic acid and metafolin. Folic acid, a water-soluble B vitamin, has been shown to help prevent serious birth defects in babies.

We introduced OptiNate in March 2005, as a line extension to our Prenate line. OptiNate is a prescription multivitamin/multimineral nutritional supplement indicated for use in improving the nutritional status of women throughout pregnancy and in the postnatal period. It contains 16 key vitamins and minerals together with a single milligram of folate in a combination of folic acid, metafolin and omega-3 fatty acids. Omega-3 fatty acids such as those found in OptiNate can be especially beneficial to a baby’s brain and eye development. We believe OptiNate has an advantage in the market because its omega-3 fatty acid capsule is a prescription prenatal vitamin with an all-natural vegetarian sourced capsule.

Zovirax

In December 2006, we entered into a promotional agreement, which has an initial term of five years, with an affiliate of Biovail Corporation to provide promotional support for Zovirax in the United States. Zovirax is a topical form of the drug acyclovir, which is used in the treatment of type I (cold sores) and type II (genital) herpes simplex viruses.

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

Ostiva

In July 2006, we acquired exclusive U.S. rights to market, distribute and sell Ostiva from PamLab, LLC. Ostiva is an oral prescription nutritional supplement formulation with Metafolin, calcium, magnesium, vitamins B6, B12 and vitamin D that gives women nutritional support to help maintain healthy bones. Together with regular exercise, a healthy diet, and enough calcium, Ostiva can help women take action to reduce the risk of osteporosis. Ostiva may be used in conjuction with other products that may require dietary supplementation such as bisposphonates.

Ostiva offers a nutritional foundation for maintaining bone health. It contains Metafolin, an active form of folate, which can aid in reducing elevated homocysteine levels and, by doing so, may lead to healthier bones. Ostiva also contains calcium, which can contribute to the development of healthy bones; vitamin D, which helps enhance the absorption of calcium within the body; and magnesium and vitamins B6 and B12, which may contribute to maintaining bone health and reducing the risk of osteoporosis.

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

In January 1999, we acquired exclusive U.S. rights to Robinul and Robinul Forte, which is a higher-strength dosage of Robinul, from Wyeth. Both Robinul and Robinul Forte belong to a class of drugs known as anticholinergics that reduce the motion of the gastrointestinal tract and decrease stomach secretions. The FDA has approved both products for use as a therapy in conjunction with other therapeutics in the treatment of peptic ulcers. In the first quarter of 2005, in an effort to combat generic competition, we engaged a third party to handle the authorized generic distribution of Robinul and Robinul Forte, and we ceased actively promoting the Robinul line.

We sell Zoto-HC ear drops for the treatment of swimmer’s ear infections and Zebutal capsules for the treatment of tension headaches.

Regulatory Classification

Sular, Furadantin, Cognex, Ponstel, Triglide, Altoprev, Fortamet, Nitrolingual, Zovirax, Robinul and Robinul Forte have FDA approved New Drug Applications (NDAs). The FDA also approved an abbreviated NDA for Zebutal. Prenate Elite, Ostiva and OptiNate, which are prescription vitamins, Tanafed DP, Tanafed DMX and Zoto-HC do not have approved NDAs.

Research and Development

Our research and development efforts are currently focused primarily on developing line extensions to our current products. Research and development expenses consist primarily of costs incurred to develop formulations, engage contract research organizations to conduct clinical studies, test products under development and engage medical and regulatory consultants. We expense all research and development costs as incurred. Research and development costs were $1.5 million, $4.1 million and $16.6 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Research and development expense increased $12.5 million to $16.6 million for the year ended December 31, 2006, compared to $4.1 million for the year ended December 31, 2005. This increase is primarily related to greater activity in lifecycle management initiatives for our products, including the new Sular formulation and the glycopyrrolate formulation, which is targeting chronic moderate to severe drooling in pediatric patients, as well as management’s increased emphasis on development. From 2004 through 2006, research and development expenses also included the development of branded products. Historically, research and development expenses for branded product activities included, among other things, costs related to personnel, overhead, professional services, filing fees and raw materials, but primarily included the cost of laboratory services, clinical investigators and clinical research organizations that were responsible for conducting the clinical trials required to support a product application with the FDA and preparing NDAs. Research and development expenses are periodically evaluated to take into consideration, among other things, our level of profitability and cash flows. Additionally, we recognized $1.1 million in research and development stock-based compensation for the year ended December 31, 2006. There were no stock-based compensation expenses recognized in research and development for the years ended December 31, 2005 or 2004.

Sales and Marketing

To maximize the effectiveness of our selling efforts, our sales force targets high-prescribing primary care physicians and select specialty physicians. Our sales force seeks to develop professional relationships with these physicians and respond to their needs as well as their patients’ needs. Since 2004, we have expanded our sales and marketing force from approximately 360 to approximately 600 professionals nationwide. In January 2006, we created a separate specialty sales force to call on OBGYN professionals exclusively.

We sell our products to pharmaceutical wholesalers (who in turn distribute to pharmacies), chain drug stores, other retail merchandisers, hospitals and, on a limited basis, directly to pharmacies. For the years ended December 31, 2004, 2005 and 2006, sales to our top three pharmaceutical wholesalers accounted for approximately 78%, 63% and 69%, respectively, of all of our sales. The following wholesalers each accounted for 10% or more of all of our sales for the years ended December 31, 2004, 2005 and

2006: McKesson Corporation (31%, 30% and 34%, respectively), Cardinal Health, Inc. (25%, 23% and 24%, respectively), and AmerisourceBergen Corporation (22%, 10% and 11%, respectively).

The Company has two main types of arrangements with wholesalers of its products: (a) ordinary course arrangements with health benefit providers, such as managed care contractors and pharmacy benefit managers (“Standard Arrangements”), and (b) Inventory Management Agreements (“IMAs”). Pursuant to those arrangements, the Company provides discounts to various health benefit providers nationwide for purchases of the Company’s products, although such providers have no obligation to order any products at any time and the Company is under no obligation to offer or provide the discounts. The Company has utilized such Standard Arrangements for several years and expects to continue to do so in the future. The Company’s three IMAs were entered into in 2003 with three national drug wholesale companies—McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation. Pursuant to our IMAs, we provide purchase price discounts for purchases of our products in order to provide incentives for such companies to stabilize and manage their inventory levels, which in turn allows us to better stabilize and control our inventory pipeline. Each IMA may be terminated by either party upon 60 days prior written notice.

In December 2004, we entered into a new Distribution and IMA with Cardinal Health continuing our existing relationship with Cardinal Health. Under the agreement, Cardinal Health, among other things, provides us with certain distribution and inventory management services, including accounts receivable management, customer service support, consolidated deliveries to providers, and contract and chargeback administration. This agreement calls for Cardinal Health to maintain the inventory levels specified in the agreement. In order to minimize product shortages and maximize product availability, Cardinal Health agreed to institute an automated balancing system on our products and optimize ordering during backorder situations or limited product availability. We have the right to cancel any order exceeding certain levels of products sold. The agreement also provides that Cardinal Health prepares and provides to the Company inventory and sales reports detailing the status and movement of our products in Cardinal Health’s inventory, monitors customer order patterns, provides event management services, and provides support for new product launches. In January 2006, we amended our agreement with Cardinal. The amended agreement enables us to take advantage of a centralized purchasing location. Under the amended agreement, certain of Cardinal’s purchasing and inventory requirements were revised as was Cardinal’s rights to make limited purchases of our products at prices in effect prior to any announced price increases.

In December 2004, we entered into an amendment to our IMA with McKesson Corporation. Among other terms and conditions, the amendment provides that McKesson maintain specified inventory levels. The amendment also provides that McKesson prepare, and provide to us, inventory reports detailing the status and movement of our products in McKesson’s inventory. The amendment acknowledges that the agreement by McKesson to provide the reports and to maintain certain inventory levels is in consideration for providing McKesson with economic relief from price increases instituted by the Company. Except as modified by the amendment, the terms and conditions, including any contractual obligations to provide services, of the agreement underlying and amended by the amendment remain in full force and effect. In December 2005, we further amended our IMA with McKesson. The amended agreement enables us to take advantage of a centralized purchasing location. Under the amended agreement, certain of McKesson’s purchasing and inventory requirements were revised as was McKesson’s rights to make limited purchases of the Company’s products at prices in effect prior to any announced price increases.

In January 2006, we entered into an IMA with AmerisourceBergen Drug Corporation which replaced our then-current IMA, dated June 2003. Under the agreement, AmerisourceBergen, among other things, provides us with certain inventory management services. This agreement calls for AmerisourceBergen to maintain the inventory levels specified in the agreement. In order to minimize product shortages and maximize product availability, AmerisourceBergen agreed to institute an automated balancing system on our products and optimize ordering during backorder situations or limited product availability.

We have the right to cancel any order exceeding certain levels of products sold. The agreement also provides that AmerisourceBergen prepares and provides to the Company, inventory and sales reports detailing the status and movement of our products in AmerisourceBergen’s inventory, monitors customer order patterns, provides event management services, and provides support for new product launches.

We have a group of sales professionals that focuses exclusively on building relationships and contracting with managed-care organizations that can be leveraged across markets. We continue to strengthen this group to gain access to formularies and develop long-term working relationships with managed care organizations.

The percentage of total sales contributed by product lines for the prior three years is as set forth below.

	For the Year Ended December 31(1)
	2006	2005	2004
Cardiovascular/Diabetes	76%	67%	50%
Women’s Health	19%	22%	15%
Non Promoted	5%	11%	35%

(1)          Percentages for the years ended December 31, 2004 and 2005 are based on sales during those years of the products we promoted in 2006.

We operate in one reportable business segment and in one primary georgraphical area, the U.S., with international sales representing less than one percent of total sales. Additional information on segment reporting and georgraphical areas is included in Note 1 to our Consolidated Financial Statements under the caption “Summary of Significant Accounting Policies.”

Third-Party Agreements

Sular

In March 2002, we acquired exclusive U.S. rights to distribute and sell Sular from AstraZeneca PLC and Bayer Healthcare AG (“Bayer”). We paid $184.3 million in cash, including $0.6 million in acquisition costs, plus the assumption of liabilities of $1.9 million related to the return of product shipped prior to the acquisition date. In December 2002, we increased our estimates for assumed liabilities by $0.7 million. Under the asset purchase agreement, we acquired the regulatory approval to sell Sular in the U.S., current inventory, licensing rights to certain intellectual property, marketing materials for the promotion, advertising and marketing of Sular in the U.S., study materials relating to clinical studies of Sular, and certain of AstraZeneca’s contracts relating to the marketing, sale and distribution of Sular. We were required to pay AstraZeneca up to an additional $20.0 million upon achievement of certain sales milestones through February 2005. As of December 31, 2004, we calculated that we owed AstraZeneca $5.0 million for reaching these milestones which we paid in March 2005. We do not owe nor did we make any other milestone payments to AstraZeneca.

In March 2002, we also entered into a ten-year agreement with Bayer which appoints us as the exclusive party to sell and distribute Sular in the U.S., provides us with the rights to sell Sular under certain patents and other technical information owned by Bayer, assigns us the Sular trademark, and provides for the manufacture and supply of Sular to us. We pay Bayer for the manufacture and supply of Sular on a unit basis. We were required to pay Bayer an additional $10.0 million upon the achievement of a certain sales milestone for Sular if a sales threshold is achieved during the ten year term of the agreement. In December 2005, we amended our agreement with Bayer to modify the applicable milestones and increase protection from foreign exchange rate fluctuations. In January 2006 we paid $5.0 million to Bayer under the amended agreement. In July 2006, the Company’s attained sales of Sular requiring a final $5.0 million milestone payment to Bayer, which was made in October 2006. We do not owe nor did we make any other milestone payments to Bayer.

Fortamet and Altoprev

In March 2005, we licensed and purchased certain rights to the type 2 diabetes prescription medication Fortamet and the cholesterol medication Altoprev from Andrx Laboratories. We paid $50.0 million for Fortamet at closing and have paid $35.0 million for Altoprev, a portion of which is subject to Andrx’s continuing ability to satisfy certain manufacturing service levels. We (i) purchased the Fortamet and Altoprev trademarks, worldwide marketing rights to Fortamet and Altoprev, certain Fortamet inventory, and marketing materials for the promotion, advertising and marketing of Fortamet and Altoprev, (ii) assumed certain of Andrx’s contracts relating to the sale of Fortamet and Altoprev and (iii) will pay Andrx a percentage of the net revenues associated with Fortamet and Altoprev on an ongoing basis. We also entered into an exclusive license agreement for the intellectual property regulatory approvals to sell Fortamet and Altoprev in the United States.

In March 2005, we also entered into a long-term manufacturing and supply agreement appointing Andrx as the manufacturer of Fortamet and Altoprev. The terms of the agreement require us to pay Andrx for the manufacture of Fortamet and Altoprev on a per unit basis for a ten year term, subject to Andrx’s ability to terminate as of the conclusion of the fifth year. The unit price may adjust based on changes in the cost of the active pharmaceutical ingredients as well as changes in an annual inflationary index.

Triglide

In May 2004, we entered into an agreement with SkyePharma granting us the exclusive license for a term of at least 15 years to market and distribute a fenofibrate product in the U.S. that was approved by the FDA in May 2005. We have since commenced marketing and distribution of this product, labeled Triglide. We have also obtained the right of first refusal to negotiate a license to develop and commercialize a future cardiovascular product utilizing the SkyePharma delivery technology. We paid $20.0 million to SkyePharma for these rights. We utilize our sales force to market the product and pay SkyePharma 25% of the product’s net sales which includes cost of goods sold. Further, SkyePharma was obligated to contribute $2.5 million toward our sales and marketing efforts and provided us with free product samples for the year ended December 31, 2005, and was required to provide up to an additional $2.5 million in 2006. Over the term of the agreement, upon our achievement of certain sales levels, SkyePharma can receive up to $30.0 million in additional milestone payments.

In January 2005, we amended the agreement with SkyePharma. This amendment provided for SkyePharma to deliver the fenofibrate product so that we could launch the product in the third quarter of 2005. To provide additional assistance with our launch of the product, SkyePharma agreed to provide additional marketing support. In January 2006, we further amended our agreement with SkyePharma. In this amended agreement, SkyePharma increased its contribution toward our sales and marketing efforts from $5.0 million to $11.3 million and the parties further defined their obligations with respect to the payment for samples.

Nitrolingual

In July 1999, we acquired exclusive U.S. rights to distribute, market and sell Nitrolingual from Pohl-Boskamp beginning in February 2000. This agreement was amended, effective July 2005. The amended agreement expires in January 2010, but may be renewed for additional two year periods. We must also pay a royalty on net sales of the product. Also, Pohl-Boskamp can terminate our distribution agreement for Nitrolingual if a company with a product competitive with Nitrolingual acquires direct or indirect influence or control over us. Our agreement with Pohl-Boskamp prohibits us from selling other products which are indicated for the relief of angina pectoris.

Prenate Elite and OptiNate

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

The manufacturing agreement with Patheon, Inc., which manufactures Prenate Elite, was initially entered into with Sanofi-Synthelabo, Inc. in October 1999 and had a term of five years. We finalized a new manufacturing agreement with Patheon for Prenate Elite in 2005 which expires in January 2009. OptiNate is manufactured by Patheon and other third-parties.

Ponstel

In April 2000, we acquired exclusive rights to market, distribute and sell Ponstel in the U.S. from Pfizer. In December 2000, we signed an agreement with Westward Pharmaceuticals to manufacture Ponstel. Westward began supplying the product to us in the second quarter of 2003. This agreement was renewed for an additional one-year term in 2006 and expires in April 2008.

We must purchase all of our requirements for Ponstel from Westward and are subject to minimum purchase requirements. We must pay Westward a price for Ponstel based on a multiple of Westward’s direct cost of goods sold in the manufacture and supply of the product.

Ostiva

In July 2006, we acquired exclusive U.S. rights to market, distribute and sell Ostiva from PamLab. Ostiva is an oral prescription nutritional supplement formulation with Metafolin, calcium, magnesium, vitamins B6, B12 and D that gives women nutritional support to help maintain healthy bones. Together with regular exercise, a healthy diet, and enough calcium, Ostiva can help women take action to reduce the risk of osteporosis. Ostiva may be used in conjuction with other products that may require dietary supplementation such as bisposphonates. The intangible asset recorded in connection with the acquisition is expected to be amortized over a period of eight years.

Zovirax

In December 2006, we entered into a promotional agreement, which has an initial term of five years, with an affiliate of Biovail Corporation to provide promotional support for Zovirax in the United States. Zovirax is a topical form of the drug acyclovir, which is used in the treatment of type I (cold sores) and type II (genital) herpes simplex viruses. The intangible asset recorded in connection with the contract acquisition cost is expected to be amortized over a period of five years.

Other Products

Generally, our other products are manufactured under manufacturing and supply agreements, which require that we purchase all of our requirements for these products from the manufacturers which are a party to these agreements, including specified minimum purchase quantities of the product for each year. Except for agreements regarding our Zoto-HC products, these agreements generally state that the product supplier will provide products only to us.

Furadantin.   In December 2001, we acquired the U.S. rights to Furadantin from Elan Pharmaceutical, Inc. The purchase price for the acquired assets was approximately $15.8 million in cash. Under the agreement, we acquired the assets relating to Furadantin, including the NDA, trademark and related inventory.

In December 2001, we also entered into a supply agreement with Elan Pharmaceutical to manufacture and supply Furadantin to us through May 2003. In August 2002, we entered into a manufacturing agreement with OSG Norwich Pharmaceuticals to manufacture Furadantin for us. OSG became qualified to manufacture the product in November 2003. Beginning January 2004, we were required to purchase a minimum amount of inventory annually from OSG Norwich Pharmaceutical. This agreement expires in August 2007 and we intend to renew this agreement for an additional two-year term.

In May 2003, we entered into a supply agreement with Vinchem to supply us the active ingredient in Furadantin. This agreement expires May 2010 and is renewable for successive one-year terms.

Cognex.   In 2000, we acquired worldwide rights to market, distribute and sell Cognex as well as rights to a new unapproved version of Cognex called Cognex CR from Pfizer. We paid $3.5 million in cash for Cognex. We must pay Pfizer up to $1.5 million in additional purchase price if we obtain FDA approval to market Cognex CR in the U.S. At this time, we are preliminarily exploring opportunities to develop and seek FDA approval to market Cognex CR. In the event that we voluntarily stop selling Cognex for 60 days or more, other than for reasons outside our control, the Federal Trade Commission may order that Cognex revert back to Pfizer and be divested to another purchaser. Westward Pharmaceuticals supplies Cognex. This agreement expires March 2008, but may be renewed for an additional two-year term. We are seeking a new supplier for the active ingredient in Cognex. Based on our current sales projections, we believe that we have adequate supplies of the active ingredient in Cognex for the foreseeable future. However, if sales exceed our current projections or if we are unable to locate a new supplier of the active ingredient in Cognex, our ability to sell Cognex would be limited and our net income would be reduced.

Robinul and Robinul Forte.   In January 1999, we acquired exclusive rights in the U.S. to Robinul and Robinul Forte tablets from Wyeth. We must pay royalties on net sales under our license agreement with Wyeth. We entered into agreements with Mikart, in April 1999 and January 2001, for Mikart to become qualified under applicable regulations to manufacture and supply our requirements for Robinul. Mikart was approved by the FDA to manufacture Robinul in December 2001, and began supplying the Robinul products to us in December 2001. Under these agreements, Mikart will manufacture the products for five years from the time Mikart became a qualified manufacturer plus renewal terms of one year until either party elects not to renew. The agreement with Mikart requires that we purchase certain designated minimum quantities.

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

Manufacturers and Single Source Suppliers

We use third-party manufacturers for the production of our products for development and commercial purposes. Given the availability of excess capacity for manufacturing in the marketplace and the lower cost of outsourcing, we intend to continue to outsource our manufacturing for the near term. Some of our products are currently available only from sole or limited suppliers. These third-party manufactured products include products that have historically accounted for a significant portion of our revenues.

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

In addition, we obtain a significant portion of our raw materials from non-U.S.-based suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA regulation, various import duties, foreign currency risk and other government clearances. Acts of governments outside the U.S. may affect the price or availability of raw materials needed for the development or manufacture of our products. In addition, any changes in patent laws in jurisdictions outside the U.S. may make it increasingly difficult to obtain raw materials for research and development prior to the expiration of the applicable U.S. or foreign patents.

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

Trademarks

Because of the large number of products on the market which compete with our products, we believe that our product brand names are an important factor in establishing product recognition. We have applied to have registered “Sciele Pharma” as a trademark in the U.S.

Our products are sold under a variety of brands for which we own U.S. registered trademarks, including Sular (and an associated design), Triglide, Fortamet, Altoprev, Prenate, Optinate, DHA 200 (and an associated design), Prenate Elite, Ponstel, Furadantin (and an associated design), Zoto-HC (and an associated design) and Zebutal. We own the U.S. rights to the Cognex trademark and its international counterparts. We also have filed U.S. trademark applications for Ostiva. Further, we have been licensed rights to use the trademarks Nitrolingual, Zovirax and Robinul from Pohl-Boskamp, Biovail and Wyeth, respectively. Maintenance of our trademarks requires that we enforce our rights by preventing infringement by third parties.

Patents

We consider the protection afforded by patents important to our business. We intend to seek patent protection in the U.S. and selected foreign countries where deemed appropriate for products we develop. There can be no assurances that any patents will result from our patent applications, that any patents that may be issued for any of the products we sell will protect the intellectual property associated with the products or that any issued patents will not be challenged by third parties. In addition, if we do not avoid infringement of the intellectual property rights of others, we may have to seek additional licenses to sell our products, defend infringement actions or challenge the validity of the intellectual property in court, all of which could be expensive and time consuming.

Sular

Pursuant to our distributorship agreement with Bayer, we are afforded patent protection arising from Bayer’s patent covering the composition of Sular’s coat core tablet. This patent expires in 2008. The expiration of this Bayer patent could result in the introduction of additional competition, which could cause a material decline in the sale and price of Sular. Pursuant to our May 2006 agreement with SkyePharma, we have an exclusive license to the patent rights associated with SkyePharma’s Geomatrix technology in connection with a potential Sular line extension.

Fortamet and Altoprev

Pursuant to a license agreement with Andrx entered into in March 2005, we have an exclusive worldwide license to the patent rights associated with Fortamet and Altoprev. The patents expire in March of 2020.

Triglide

Pursuant to our 2004 agreement with SkyePharma, we have an exclusive license to the patent rights associated with Triglide in the United States. The related patent expires in 2021.

Nitrolingual

By virtue of our distribution agreement with Pohl-Boskamp for Nitrolingual, we are afforded patent protection arising from Pohl-Boskamp’s U.S. patent relating to the product. This patent expires in 2010.

Prenate, OptiNate and Ostiva

Pursuant to an agreement with our metafolin supplier, we have licensed certain patent rights associated with reduced folates. The patents expire from 2017 through 2020.

Other Products

Cognex.   We own certain patent rights relating to the use of an active ingredient in Cognex to treat conditions associated with Alzheimer’s disease. The U.S. patents expire from 2008 through 2013.

Competition

The market for drugs is highly competitive with many established manufacturers, suppliers and distributors actively engaged in all phases of the business. We believe that competition in the sale of our products is based primarily on efficacy, reimbursement coverage, brand awareness, availability, product safety, and price. Our brand name pharmaceutical products may be subject to competition from alternate therapies during the period of patent protection and thereafter from generic or other competitive products. All of our products compete with generic and/or other competitive products in the marketplace.

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

We also compete with other pharmaceutical companies for product line acquisitions as well as for new products and acquisitions of other companies. These competitors include Forest Laboratories, Inc., Medicis Pharmaceutical Corporation, King Pharmaceuticals, Inc., Shire Pharmaceuticals Group plc, Abbott Laboratories, Inc., Barr Pharmaceuticals, Inc., Solvay Pharmaceuticals, Inc., Reliant Pharmaceutical, LLC, and other companies that acquire branded products from other pharmaceutical companies. These companies may have greater resources and abilities than we have.

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

Pre-clinical studies generally include laboratory evaluation of product chemistry and formulation, as well as toxicological and pharmacological animal studies to assess quality and safety and provide a basis for design of the human clinical trials. An applicant submits the results of the pre-clinical studies with chemistry, manufacturing and control information and pharmacology and toxicology data in support of the proposed clinical study design to the FDA as a part of an IND and for review by the FDA prior to the commencement of human clinical trials. Unless the FDA determines otherwise, the IND will become effective 30 days following its receipt by the FDA. However, the FDA may place an IND on “clinical hold” until the applicant generates and supplies the FDA with additional data, which prohibits the applicant from commencing the proposed clinical trials until the “clinical hold” has been removed by the FDA.

Clinical trials involve the administration of the IND to humans under the clinical study protocols that were submitted to the FDA as part of the IND. The conduct of the clinical trials is subject to extensive regulation including compliance with good clinical practices, obtaining informed patient consents, sponsor monitoring and auditing of the clinical, laboratory and product manufacturing sites as well as review and approval of each study by an Institutional Review Board. Clinical trials are typically conducted in three sequential Phases, although Phases may overlap. In Phase I, the investigational new drug usually is administered to 20-50 healthy human subjects and is tested for safety. Phase II usually involves studies in a limited patient population (50-200 patients) to:

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

In addition, if we submit a 505(b)(2) NDA or ANDA, the FDA will require us to certify as to any patent which covers the drug for which we seek approval. If there is a patent in existence, we are required to make a certification commonly referred to as a “paragraph IV certification,” and to give notice to the patent holder of our intent to market the drug. If the patent holder makes an infringement claim within a specified time period, then the FDA will not approve our marketing application for 30 months or until the patent litigation is resolved, whichever occurs sooner. Furthermore, distinct from patent considerations, approval of a generic type of ANDA could be delayed because of the existence of five or three years of marketing non-patent exclusivity afforded by the FDA for the innovator drug or 180 days of non-patent exclusivity afforded to the first applicant to submit an ANDA with a paragraph IV certification. However, in certain proscribed cases, this non-patent exclusivity may not prevent the submission and approval of competitor ANDAs, and a patent holder can still sue for infringement under traditional patent law.

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

Our third-party manufacturers must adhere to FDA regulations relating to current good manufacturing practice (“cGMP”) regulations, which include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned and salvaged products. Ongoing compliance with cGMP procedures, labeling and other regulatory requirements is monitored through periodic inspections and market surveillance by state and federal agencies, including the FDA. It is also our obligation to periodically monitor the FDA compliance of our third-party manufacturers. Failure by our third-party manufacturers to comply with these rules could result in sanctions being imposed, including fines, injunctions, civil penalties, suspension or withdrawal of FDA approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. Moreover, we rely upon our third-party manufacturers to provide many of the documents that we use to comply with our FDA reporting requirements for all products we sell.

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

Orphan Drug Designation

In June 2006, the FDA granted the Company orphan drug designation for glycopyrrolate, which is being developed to treat chronic moderate to severe drooling in pediatric patients. We may request orphan drug status for some of our other products under development. Orphan drug designation may be granted to those products developed to treat diseases or conditions that affect fewer than 200,000 persons in the U.S. or that affect more than 200,000 persons in the U.S. and for which there is no reasonable expectation that the cost of developing and making a drug in the U.S. for such disease or condition will be recovered from sales in the U.S. of such drug. Under the law, the developer of an orphan drug may be entitled to seven years of market exclusivity following the approval of the product by the FDA, exemption from user fee payments to the FDA and a tax credit for the amount of money spent on human clinical trials. However, should there be a competitor with a similar molecular entity pursuing the same intended clinical use, we must be the first to receive FDA marketing approval in order to receive market exclusivity under the Orphan Drug Act. Although we may receive market exclusivity under the Orphan Drug Act, the FDA will allow the sale of a molecularly equivalent drug which is clinically superior to or a molecular entity different from another approved orphan drug, even if it is for the same indication, during the seven-year exclusive marketing period. It is also possible that a competitor may attempt to undermine any exclusivity provided to us by promoting a product for an off-label use that is the otherwise protected product. We cannot be certain that any of our products under development would ultimately receive orphan drug designation, or that the benefits currently provided by this designation, if we were to receive it, will not subsequently be amended or eliminated. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Insurance

We maintain a product liability insurance policy. Our property and casualty insurance policy provides for payment for lost inventory in the event of loss from damage to our property as well as business interruption coverage.

Employees

We had 782 full-time employees as of December 31, 2006, including 625 sales employees in the field and 157 in management, marketing, finance and administration. We also maintain active independent contractor relationships with various individuals with whom we have consulting agreements. We believe our employee relations are good. None of our employees are subject to a collective bargaining agreement.

ITEM 1A.   RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and other information contained in this Report on Form 10-K. The risks and uncertainties described below are not the only ones we are facing and other risks and uncertainties may become important factors that affect us.

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

We acquired Sular in March 2002 and have not realized the sales growth for Sular that we anticipated when we acquired it. As a result, our growth has suffered. According to IMS Health’s Next Generation Prescription Services data, total Sular prescriptions increased 21.7% for the year ended December 31, 2006 compared to the year ended December 31, 2005. Although we have revised our operational plan to focus on maximizing sales of our existing products, particularly Sular, we may not be able to increase Sular prescriptions.

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

A patent addressing the composition of the active ingredient in Sular expired in 1998 and a patent covering the manufacturing process expired in 2004. Therefore, a competitor could introduce a product competitive with Sular containing its same active ingredient, although Sular remains protected under a patent addressing its coat core tablet. Any such competing product may reduce our potential sales of Sular. Further, as the patent protection for our other products expires, competitors could introduce competitive products which may reduce our sales of such products, adversely impacting our financial performance.

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

We suffered declining sales of our non-promoted products for the year ended December 31, 2006. We plan to compensate for this decline in revenues by increasing sales of our existing actively promoted products and acquiring new products. However, we may not be able to increase sales of actively promoted products or locate attractive acquisition candidates and successfully complete an acquisition to offset the declining sales of non-promoted products.

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

Introductions of line extensions of our existing products may require us to make unexpected changes in our estimates for future product returns and reserves for obsolete inventory which would adversely affect our operating results.

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

In addition, third party intellectual property rights limit our ability to manufacture and supply our products. For example, due to the patent held on Nitrolingual by our supplier, Pohl-Boskamp, no alternative source for Nitrolingual exists. Similarly, third parties hold the patents for the composition of the coat core tablet for Sular, the patent rights for Fortamet and Altoprev, the patent rights for the active ingredients, manufacturing processes and other aspects of our products. In the event that these suppliers ceased to supply product to us, we may not be able to locate another manufacturer or supplier who would be able to manufacture or supply the products without violating such patents.

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

In addition, our products compete against products sold over-the-counter or by prescription that in some cases are marketed by much larger pharmaceutical companies with greater financial resources for marketing and manufacturing. For example, Pfizer sells a hypertension product called Norvasc which, as of December 31, 2006 had a 44.4% share of the calcium channel blocker market (based on prescriptions according to IMS Health’s National Prescription Audit Plus™ data), and introduced a combination of Norvasc with its popular cholesterol-reducing product Lipitor, called Caduet, which could prove to be an attractive alternative to our product Sular. Also, a competitor is developing a lingual nitroglycerin spray similar to our Nitrolingual product, which could divert prescriptions and reduce sales of Nitrolingual. Also, based on the regulatory status of our Prenate Elite, OptiNate, Robinul, Tanafed, Zebutal, and Zoto-HC

products, barriers to entry for products competing with our products are low, which makes it easier for competitors to enter the market. Competitors may continue to develop new products and surgeons may continue to develop new surgical procedures to treat angina. Competitors are also developing new products to treat short term pain and have recently developed new pain therapies. These new products and procedures may reduce demand for our products. The high level of competition in our industry could force us to reduce the price at which we sell our products or require us to spend more to market our products, or both.

A small number of customers account for a large portion of our sales and the loss of one of them, or changes in their purchasing patterns, could result in reduced sales or adversely impact our financial performance.

For the year ended December 31, 2006, sales to McKesson Corporation represented 34%, Cardinal Health Inc. represented 24% and AmerisourceBergen Corporation represented 11% of our total sales. For the year ended December 31, 2005, sales to McKesson Corporation represented 30%, Cardinal Health Inc. represented 23% and AmerisourceBergen Corporation represented 10% of our total sales. The small number of wholesale drug distributors, consolidation in this industry or financial difficulties of these distributors could result in the combination or elimination of warehouses, which could temporarily increase returns of our products or, as a result of distributors reducing inventory levels, delay the purchase of our products.

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

Because our products are sold by prescription, we depend on third-party payors, such as the government, private healthcare insurers and managed care organizations, to include these products on their lists of products for which third-party payors will reimburse patients. Third-party payors regularly challenge the pricing of medical products and services by substituting cheaper products on their approved lists. Because our Zebutal, Zoto, Robinul line, Ponstel and Furadantin products are susceptible to generic competition and because of products that compete with Sular, Prenate, Nitrolingual Pumpspray, Altoprev, Fortamet, Triglide, Ponstel, Ostiva and Zovirax, we face an increased risk of third-party payors substituting these products. If third-party payors remove any of these products from their lists or choose not to pay for our product prescriptions, patients and pharmacies may not continue to choose our products.

We rely on data obtained from IMS which could be inaccurate.

We rely on operational data obtained from IMS, an industry accepted data source. IMS data may not accurately reflect actual prescriptions (for instance, we believe IMS data does not capture all product prescriptions from some non-retail channels) or trade levels of inventory. If IMS data turns out to be inaccurate or unreliable and our controls are not effective, there could be an adverse effect on our ability to properly manage inventory and our financial performance.

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

In March 2004, the Company issued a total of $150.0 million of its 1.75% senior subordinated contingent convertible notes due in 2024 (the “2004 Notes”) in transactions that were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act. In May 2006 and pursuant to a registered exchange offer, the Company exchanged each outstanding 2004 Note with new notes (the “New Notes”) that, among other things, require the Company to redeem the $150.0 million 2004 Notes with cash instead of common stock. As an incentive to the 2004 Note holders to exchange the 2004 Notes for New Notes, the Company paid each exchanging holder an exchange fee equal to 0.75% of the face value of each New Note exchanged. The Company paid an aggregate exchange fee of $1,125,000. The New Notes are due March 8, 2024 and accrued interest is payable semi-annually in arrears on March 8 and September 8 of each year, which commenced on September 8, 2004. In addition to the interest on the New Notes, after March 8, 2007, the Company will also pay contingent interest during specified six-month periods if the average trading price of the New Notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum. As this contingent interest feature is based on the underlying trading price of the New Notes, the contingent interest qualifies as an embedded derivative. As of December 31, 2006, management determined that the fair value of this contingent interest embedded derivative was not material. The net proceeds from this issuance, after deducting initial offering expenses, were approximately $145.5 million. Financing costs of $5.0 million were incurred with the original issuance and $1,125,000 with the exchange, which are being amortized on a straight-line basis over the life of the notes, and are included in other assets in the consolidated balance sheet.

On September 18, 2006, the Company and certain of its subsidiaries (together with Sciele, the “Borrower”) entered into a secured credit agreement (the “Credit Agreement”) with UBS Securities LLC and LaSalle Bank National Association as lead arrangers, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, Regents Bank, Fifth Third Bank and Bank of America, N.A. as co-documentation agents and UBS Loan Finance LLC, as swingline lender. The Credit Agreement provides the Company and its Cayman subsidiary, Sciele Pharma Cayman Ltd., with a five-year revolving credit facility of up to $100 million with an option to expand the facility credit line by up to an additional $75 million. As of December 31, 2006, there was no outstanding balance under the Agreement.

Incurrence of significant indebtedness, including our existing debt, could (1) limit our operating flexibility as a result of requirements by lenders, (2) require us to use a large portion of our cash flow from operations for debt service payments that could reduce profits and would reduce the availability of our cash flow to fund operations, product acquisitions, the expansion of our sales force and facilities and research and development efforts and (3) limit acquisitions of products or companies due to restrictive covenants under our senior secured credit facility with which we must comply as long as it is in effect.

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

The regulatory status of some of our products may allow third parties to more easily introduce competitive products and may make it more difficult for us to sell certain of our products in the future. Currently, an FDA program allows us, in our opinion, to manufacture and market certain of our products, and permits others to manufacture and market similar products, without submitting safety or efficacy data. In some cases, we do not hold rights in patents protecting us against such competitive pressures. This results in increased competition because other companies can enter the market without having to submit safety and efficacy data to sell competing products. On several occasions, the FDA has considered changing the classification of certain single entity and combination product types of drugs from prescription to over-the-counter use, which permit sponsors to utilize foreign over-the-counter experience data to establish a product as safe and effective for over-the-counter use in the U.S. If the FDA does change the classification, we might have to reformulate certain products or submit safety and efficacy data on those products, which could be costly, or we might have to discontinue selling certain products if the FDA does not approve our marketing application. We could lose third-party reimbursement for these products and face increased competition.

In addition, the FDA considers certain products to be new drugs, but has indicated its intent to exercise enforcement discretion and not pursue regulatory action unless certain conditions occur. If these conditions were to materialize, or the FDA disagreed with our conclusions about the regulatory status of these products, we might be required to submit a NDA and/or cease marketing until the FDA grants approval to do so. The FDA could also, at any time, promulgate new regulations or policies to require the submission of a NDA for each of these products.

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

On September 18, 2006, the Eleventh Circuit Court of Appeals affirmed the District Court’s determination that the Amended Complaint was a “shotgun pleading” which did not satisfy the pleading requirements under the federal rules. The Court of Appeals, however, disagreed with the remedy ordered by the District Court. Instead of dismissing the Amended Complaint with a right to further amend if Plaintiffs paid Defendants’ fees and costs, the Court of Appeals held that the District Court should have ordered Plaintiffs to replead under Federal Rule of Civil Procedure 12(e). The Court of Appeals also held that Plaintiffs’ claims under the Securities Act of 1933 must meet the heightened pleading standards of Federal Rule of Civil Procedure 9(b) because those claims are based on alleged fraud. Accordingly, the Court of Appeals vacated the District Court’s orders and remanded with instructions to order a repleading.

The Company shall continue to vigorously defend this action. No accrual is recorded in the Company’s financial statements related to this case as the Company believes that its risk of loss is remote.

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

We do not hold patent rights covering all of the products we are distributing and do not in some cases have the right to enforce patents our licensors hold. Patent rights do not protect our Robinul, Ponstel and Furadantin and Zovirax products from competition. We obtained exclusive distribution rights in the U.S. to distribute our Fortamet, Altoprev, Triglide, and Nitrolingual products, but have no or only limited rights to enforce the patents relating to these products. We obtained exclusive U.S. distribution rights to Sular from Bayer. Bayer holds the patent for the composition of the coat core tablet for Sular. Any exclusivity afforded by any of these patents or rights could cease because we have no rights or only limited rights to enforce patents or to require enforcement actions by the owners of the patents. Proceedings involving our rights in patents or patent applications could result in adverse decisions. In addition, the confidentiality agreements required of our employees and third parties may not provide adequate protection for our trade secrets, know-how and other proprietary information which we rely on to develop and sell our products. If any of our employees or third parties disclose any of our trade secrets or know-how, we could encounter increased competition.

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

Side effects could occur from the use of our products. Side effects or marketing or manufacturing problems pertaining to any of our products could result in material product liability claims or adverse publicity. The defense of these claims would be expensive and could result in withdrawal of approval to market the product or recall of the product. These problems often occur with little or no notice in connection with the sale of pharmaceutical products.

We face an exchange risk on foreign currency.

Our purchases of Nitrolingual from Pohl-Boskamp, our purchases of Triglide from Skyepharma and our purchases of Sular from Bayer are made in Euros or are otherwise impacted by fluctuations in the U.S. dollar—Euro exchange rate. Although we did not enter into any forward contracts in 2006, we may seek to eliminate risks from foreign currency fluctuations after the time of shipment of product by entering into forward contracts for these purchases of inventory at the time of product shipments. The Company’s earnings and cash flows could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies, and there can be no assurance that any hedging activity will be successful in protecting us from exchange risk.

We face market risk that we could be adversely affected by certain fluctuations in interest rates.

The fair value of our investment portfolio would be negatively affected by an increase in interest rates. Since the majority of the Company’s investments are fixed rate interest-bearing securities and therefore subject to the market risk of loss in market value from an increase in rates or a change in the underlying risk of the issuers of the notes, the Company’s future earnings and cash flows could be affected adversely if the Company were to sell the securities prior to their maturity date. We had realized losses from the sale of investments for the year ended December 31, 2006 of less than $0.1 million. At December 31, 2006, the Company had total net unrealized losses from marketable securities of $0.9 million.

In connection with borrowings incurred under the credit facility with UBS Securities LLC, we could experience market risk with respect to changes in the general level of the interest rates and their effect upon our interest expense. Borrowings under this facility bear interest at variable rates. Because such rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, our present exposure to interest rate fluctuations is primarily dependent on rate changes that may occur while borrowings under the senior secured credit facility are outstanding.

The Company’s long-term fixed interest rate debt is comprised of the New Notes, which are also subject to market risk. All other things being equal, the fair market value of the Company’s fixed rate debt will increase as rates decline and will decrease as rates rise. The fixed rate New Notes outstanding, totaling $150.0 million at December 31, 2006, had a fair value of $171.0 million based on quoted market rates as of such date.

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

•       third-party manufacturer interruptions in the supply of raw materials, delays in shipping or regulatory problems and/or delays;

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

ITEM 2.   PROPERTIES

In December 2001, we entered into a lease for a approximately 101,000 square foot office and warehouse facility in Alpharetta, Georgia. Our facility includes space for offices and a warehouse. This lease expires in May 2009. In October 2006, we terminated a portion of this lease. We currently occupy approximately 47,000 square feet of the facility. In December 2005, we entered into a lease with subsequent modifications for a approximately 5,000 square foot office in Dublin, Ireland. This lease expires in September 2010. In February 2006, the Company entered into a lease agreement with 485 Properties, LLC to lease approximately 51,000 square feet of office space at Corporate Center V, an office tower located in Atlanta, Georgia. The eight year lease term, cancelable after five years, commenced in June 2006.

The Company relocated its corporate and administrative functions to the new premises at Corporate Center V from its then-current facilities, but continues to maintain its warehouse and training functions at its facilities in Alpharetta, Georgia.

ITEM 3.   LEGAL PROCEEDINGS

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

The Company shall continue to vigorously defend this action. No accrual is recorded in the Company’s financial statements related to this case as the Company believes that its risk of loss is remote.

The Company is also involved with other various legal proceedings incident to the course of business. None of these proceedings are expected to have a material adverse effect on the consolidated financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2006.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the Nasdaq National Market (now known as the Nasdaq Global Select Market) on May 31, 2000. Our trading symbol is “SCRX.” The following table lists, for the periods indicated, the high and low sale prices per share for our common stock as reported on the Nasdaq Global Select Market.

	High	Low
2006
First Quarter	$25.48	$14.84
Second Quarter	25.29	20.09
Third Quarter	23.16	17.01
Fourth Quarter	24.75	18.77

	High	Low
2005
First Quarter	$21.28	$15.20
Second Quarter	19.63	16.01
Third Quarter	22.64	18.70
Fourth Quarter	20.65	14.01

On February 20, 2007, the last reported sale price for our common stock on the Nasdaq Global Select Market was $23.99 per share. As of February 20, 2007, there were approximately 149 holders of record of our common stock.

Stock Price Performance Graph

Set forth below is a line-graph presentation comparing the cumulative stockholder return on our common stock against cumulative total returns of the Nasdaq Global Select Market and the Nasdaq Pharmaceutical Index. The performance graph shows total return on investment for the period beginning December 31, 2001 and ending December 31, 2006. The stockholder return shown on the graph below is not necessarily indicative of future performance, and the Company will not make or endorse any predictions as to future stockholder returns.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG SCIELE PHARMA, INC.,
NASDAQ MARKET INDEX AND NASDAQ PHARMACEUTICAL

Assumes $100 invested on December 31, 2001
Assumes dividend reinvested
Fiscal Year ending December 31, 2006

	Fiscal Year Ending
Company/Index/Market	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006
Sciele Pharma, Inc.	100.00	25.44	38.28	77.88	58.69	81.66
NASDAQ US Only	100.00	69.97	106.36	115.98	120.15	134.80
NASDAQ Pharmaceuticals	100.00	61.63	88.91	96.09	105.97	106.27

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to shares of our common stock that may be issued under existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans(1) (excluding securities reflected in column(a)) (c)
2003 Non-Qualified Stock Option Plan	521,516	$4.90	201,820
2002 Stock Plan Approved by Stockholders(1)	2,208,475	9.18	142,047
2000 Stock Plan Approved by Stockholders	223,898	19.48	—
Employee Stock Ownership Plan	N/A	N/A	800,000
Total	2,953,889		1,143,867

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

On August 3, 2006, the Company adopted a new share repurchase program authorizing the repurchase of up to $30.0 million of outstanding common stock. This plan replaces all prior share repurchase plans and will expire on August 2, 2007. As of December 31, 2006, $22.1 million was available for repurchases under the program.

					Approximate Dollar
	Total		Total Number of		Value of Shares
	Number of	Average	Shares Purchased as		that May Yet Be
	Shares	Price	Part of Publicly		Purchased Under
Fiscal Period	Purchased	Per Share	Announced Plans	Plan	the Plans
January 1 through March 31, 2006	—	$—	—	1	$15,563,420
April 1 through June 30, 2006	334,100	$20.75	334,100	1	$8,631,399
July 1 through August 2, 2006	—	$—	—	1	$8,631,399
August 3 through September 30, 2006	409,973	$19.22	409,973	2	$22,118,963
October 1 through December 31, 2006	—	$—	—	2	$22,118,963
Total	744,073	$19.91	744,073

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

Employee Stock Ownership Plan

In 2005, the Company began an Employee Stock Ownership Plan, which provides benefits to substantially all employees. The annual contribution, if any, to the trust is at the discretion of the Board of Directors of the Company. In February 2006, the Company distributed 200,000 shares to employees under this plan, of which 50,000 shares were allocated to the 2005 plan year and 150,000 shares were allocated to the 2006 plan year. As of December 31, 2006, 800,000 shares are available to distribute under this program.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data is qualified by reference to and should be read in conjunction with our financial statements and the related notes and other financial information included elsewhere in this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data has been derived from our financial statements which have been audited by BDO Seidman, LLP, independent registered public accounting firm, as of and for the years ended December 31, 2006, and 2005 and Deloitte & Touche LLP, independent registered public accounting firm, as of and for the years ended December 31, 2004, 2003 and 2002. These results may not be indicative of future results. Our results of operations include contributions from products we acquired only from their respective acquisition date.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per shares data)
Statement of Operations Data:
Net revenues	$293,181	$216,358	$151,967	$95,305	$115,178
Net income (loss)	$45,244	$39,209	$26,554	$(1,738)	$6,166
Net income (loss) per share:
Basic	$1.29	$1.12	$0.74	$(0.05)	$0.19
Diluted	$1.20	$0.97	$0.66	$(0.05)	$0.18

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$45,261	$17,043	$36,586	$33,722	$47,409
Marketable securities	121,190	82,757	160,636	9,996	—
Total assets	590,005	529,705	498,484	325,153	352,932
Total debt	150,000	150,000	150,000	—	—
Total stockholders’ equity	387,823	340,136	308,409	305,777	305,683

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and related financial data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plan,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “pro forma,” “reasonably likely” or “anticipates,” or other similar words (including their use in the negative), or by discussions of future matters such as the development of new products, technology enhancements, possible changes in legislation and other statements that are not historical. These statements include but are not limited to statements under the captions “Business,” “Risk Factors” and

“Management’s Discussion and Analysis of Financial Conditions and Results of Operations” as well as all other sections in this Report on Form 10-K.

Risks and uncertainties that could cause our forward-looking statements to fail to occur include, but are not limited to, the following:

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

•       If we have difficulties acquiring new products or rights to market new products from third parties, our financial results could be adversely affected;

•       Our licensor/supplier can terminate our rights to commercialize Nitrolingual and the 60 dose size of this product has not yet met our expectation;

•       We depend on a small senior management group, the departure of any member of which would likely adversely affect our business;

•       An adverse interpretation or ruling by one of the taxing jurisdictions in which we operate could adversely affected our operating results;

•       A small number of customers accounts for a large portion of our sales and the loss of one of them, or changes in their purchasing patterns, could result in substantially reduced sales, substantially and adversely affecting our financial results;

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

•       If generic competitors to any of our products are introduced, our revenues may be adversely affected; and

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

Results of Operations

Years Ended December 31, 2006 and December 31, 2005

Net Revenues.   Net revenues increased $76.8 million, to $293.2 million for 2006, compared to $216.4 million for 2005. This increase was primarily the result of increased revenues for promotional products of $87.0 million to $278.2 million resulting from a full year of Altoprev and Fortamet sales which were launched in April 2005, OptiNate sales which was launched in March 2005 the continued growth of Sular scripts which is attributed to the successful leveraging of our improved managed care position by our sales force, the launch of Triglide in July 2005, as well as price increases. The increase in revenues was partially offset by a decrease in net revenues for non-promoted products of $10.2 million in 2006 compared to 2005. This reduction is primarily from our Tanafed line as a result of generic entries into the market.

Product Overview

	Change in total dispensed prescriptions for the year ended December 31, 2006 compared to the year ended December 31, 2005(a)	Change in new dispensed prescriptions for the year ended December 31, 2006 compared to the year ended December 31, 2005(a)
Sular	14.8%	21.7%
Fortamet	(10.0)%	23.6%
Altoprev	(28.4)%	(25.7)%
Triglide(b)	696.6%	409.9%
Nitrolingual(c)	27.9%	(8.3)%
Prenate Elite	(19.3)%	(19.3)%
OptiNate(d)	112.0%	66.8%
Ponstel	(14.3)%	(15.3)%
Ostiva(e)	N/A	N/A
Zovirax(f)	N/A	N/A

(a)           Source: IMS’s Next Generation Prescription Services data.

(b)          Triglide was launched in July 2005.

(c)           We believe that IMS data does not capture prescriptions of Nitrolingual from some of the non-retail channels and prescription trends in the non-retail channel which may have a significant impact on the reported change.

(d)          OptiNate was launched in March 2005.

(e)           Ostiva was launched in September 2006.

(f)             We acquired Zovirax marketing rights in December 2006 and launched our promotion in January 2007.

Net revenues from our cardiovascular and diabetes products (namely Sular, Fortamet, Altoprev, Triglide and Nitrolingual) increased $78.5 million, to $223.0 million for the year ended December 31, 2006, compared to $144.5 million year ended December 31, 2005. The increase was primarily due to 2006 including a full year of Altoprev and Fortamet sales which were launched in April 2005, the continued growth of Sular prescriptions which is attributed to the successful leverageing of our improved managed care position by our sales force, the launch of Triglide in July 2005, as well as price increases.

Net revenues from our promoted Women’s Health products (namely Prenate Elite, OptiNate, Ponstel, Ostiva and Zovirax) increased $8.6 million, to $55.2 million for the year ended December 31, 2006, compared to $46.6 million for the year ended December 31, 2005 respectively. This increase is primarily related to the successful launch of our women’s health sales force in the first quarter of 2006, continued growth of our market share for OptiNate which was launched in April 2005, the launch of Ostiva in September 2006, and price increases.

Net revenues from our non-promoted products (adjusted for our 2006 promoted product mix) decreased $10.2 million, to $15.0 million for the year ended December 31, 2006, compared to $25.2 million for the year ended December 31, 2005. This reduction is primarily from our Tanafed line as a result of generic entries into the market.

Cost of Revenues.   Cost of revenues increased $7.4 million, to $40.7 million for the year ended December 31, 2006, compared to $33.3 million for the year ended December 31, 2005. The increase in cost of revenues is related to the change in product mix and the increase in sales volumes and product prices for 2006 as compared to 2005.

Gross Margin.   Gross margins for 2006 were 86.1% compared to 84.6% for 2005. This increase in gross margin for the year ended December 31, 2006 is the result of a change in product mix and price increases.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses (“SG&A”) increased $47.9 million, to $145.3 million for the year ended December 31, 2006, compared to $97.4 million for the year ended December 31, 2005. This increase in selling, general and administrative expenses is due primarily to sales force expansion and the increase in royalty and commission expenses related to higher revenues. Additionally, we recognized $6.8 million in stock based compensation expense in SG&A for the year ended December 31, 2006, compared to the $1.1 million in share based compensations for the year ended December 31, 2005. This increase is primarily related to the adoption of Statement of Financial Accounting Standards (“SFAS”) 123(R), Share Based Payment, in 2006.

Depreciation and Amortization.   Depreciation and amortization expense increased $3.2 million, to $25.9 million for the year ended December 31, 2006 compared to $22.7 million for the year ended December 31, 2005. This increase is primarily related to the increase in amortizable intangible assets as a result of a full year of amortization related to the purchase of Fortamet and Altoprev and the launch of Triglide and Ostiva, as well as the $10.0 million in Sular milestones paid during 2006.

The Company believes there are no intangible asset impairments and there were no other asset write-downs as of December 31, 2006.

Research and Development Expense.   Research and development expense increased $12.5 million, to $16.6 million for the year ended December 31, 2006, compared to $4.1 million for the year ended December 31, 2005. These increases were primarily related to greater activity in the development program for lifecycle management initiatives for our products, which includes the new Sular formulation and the glycopyrrolate formulation for chronic moderate to severe drooling in pediatric patients, as well as management’s increased emphasis on development. Additionally, we recognized $1.1 million in research and development stock-based compensation expense for the year ended December 31, 2006. There were no comparable expenses in 2005.

Interest Expense.   Interest expense increased $0.2 million, to $3.2 million for the year ended December 31, 2006, compared to $3.0 million for the year ended December 31, 2005. The increase is due entering into the new $100.0 million secured credit facility in September 2006 discussed in note 2 to the consolidated financial statements.

In March 2004, the Company issued a total of $150.0 million of its 1.75% senior subordinated contingent convertible notes due in 2024 (the “2004 Notes”) in transactions that were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act. In May 2006 and pursuant to a registered exchange offer, the Company exchanged each outstanding 2004 Note with new notes (the “New Notes”) that, among other things, require the Company to redeem the $150.0 million 2004 Notes with cash instead of common stock. As an incentive to the 2004 Note holders to exchange the 2004 Notes for New Notes, the Company paid each exchanging holder an exchange fee equal to 0.75% of the face value of each New Note exchanged. The Company paid an aggregate exchange fee of $1,125,000. The New Notes are due March 8, 2024 and accrued interest is payable semi-annually in arrears on March 8 and September 8 of each year, which commenced on September 8, 2004. In addition to the interest on the New Notes, after March 8, 2007, the Company will also pay contingent interest during specified six-month periods if the average trading price of the New Notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum. As this contingent interest feature is based on the underlying trading price of the New Notes, the contingent interest qualifies as an embedded derivative. As of December 31, 2006, management determined that the fair value of this contingent interest embedded derivative was not material. The net proceeds from this initial issuance, after deducting offering expenses, were approximately $145.5 million. Financing costs of $5.0 million were incurred with the original issuance and $1,125,000 with the exchange, which are being amortized on a straight-line basis over the life of the notes, and are included in other assets in the consolidated balance sheet.

Upon conversion, the Company will deliver, for each New Note, consideration (the “conversion value”) having a value equal to the product of the conversion rate (initially, approximately 45.1467, subject to adjustment) multiplied by the average of the closing price of our common stock on the Nasdaq Global Select Market on each of the five consecutive trading days beginning on the third trading day following the conversion date of New Notes (the “applicable stock price”). This consideration value will be paid in cash (the “required cash amount”) in an amount equal to the lesser of (a) the aggregate principal amount of New Notes on the conversion date or (b) the conversion value, and the remainder will be paid in shares of our common stock. The number of shares to be delivered will equal (a)(i) the conversion value minus (ii) the required cash amount, divided by (b) the applicable stock price. Holders may convert the New Notes only under the following circumstances: (1) during any calendar quarter, if the closing sales price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) if the New Notes have been called for redemption; (3) during the five trading day period immediately following any nine consecutive trading day period in which the trading price of the New Notes per $1,000 principal amount for each day of that period was less than 95% of the product of the closing price of the Company’s common stock and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the New Notes; or (4) the occurrence of specified corporate transactions.

A holder that surrenders New Notes for conversion in connection with certain fundamental changes that occur prior to March 13, 2007 may be entitled to an increase in the conversion rate. However, in lieu of increasing the conversion rate applicable to those New Notes, the Company may in certain circumstances elect to change its conversion obligation so that, in lieu of delivering cash, and, if applicable, shares of our common stock in respect of such conversion obligation, the Company will deliver shares of the acquiring company’s common stock. In addition to the events which would constitute a change of control (as defined in the indenture relating to the New Notes), a fundamental change will also include the occurrence of any transaction or event or any series of transactions or events in connection with which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive stock, other securities, other property, assets or cash, unless either:

(a)          the persons that “beneficially owned” the shares of our voting stock immediately prior to such transaction, “beneficially own,” shares of the surviving or continuing corporation’s voting stock representing at least a majority of the total voting power of all outstanding classes of voting stock of such corporation or

(b)         both of the following conditions are satisfied:

(i)             at least 90% of the consideration (other than cash payments for fractional shares or pursuant to statutory appraisal rights) in such transaction consists of common stock, ordinary shares or American Depository Shares, and any associated rights, traded on a U.S. national securities exchange or quoted on the Nasdaq Global Market (or that will be so traded or quoted when issued or exchanged in connection with such transaction) and

(ii)         as a result of such transaction, the consideration due upon conversion of New Notes shall be payable solely in shares of such securities, and any associated rights and cash for fractional shares.

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

The Company had no debt (including under our credit facility) other than the aforementioned notes outstanding at December 31, 2006 or December 31, 2005.

Interest Income.   Interest income increased $1.7 million, to $4.9 million for the year ended December 31, 2006, compared to $3.2 million for the year ended December 31, 2005. The increase in interest income for the year ended December 31, 2006 is primarily due to a higher average cash and marketable securities balance as a result of cash generation from sales and higher returns on current investments.

Other.   Other loss, which consists primarily of loss on sale of marketable securities, decreased $0.7 million, to less than $0.1 million for the year ended December 31, 2006, compared to $0.7 million for the year ended December 31, 2005.

Provision for Income Taxes.   Income taxes were provided for at a rate of 31.8% for the year ended December 31, 2006 compared to 32.8% for the year ended December 31, 2005. This decrease in the effective rate is due primarily to the change in the mix of tax jurisdictions, both domestic and international, where our income was earned.

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

(a)           Source: IMS Health’s National Prescription Audit Plus™ data.

(b)          Fortamet was launched in May 2004, by Andrx Corporation. As a result, comparative data is not available for 2004.

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

Net revenues from our Cardiovascular and Diabetes products (namely Sular, Fortamet, Altoprev, Triglide and Nitrolingual) increased $69.2 million, to $144.5 million for the year ended December 31, 2005, compared to $75.3 million year ended December 31, 2004. This increase was primarily a result of the addition of our new products, Altoprev and Fortamet, commencing in April 2005, the launch of Triglide in July 2005, price increases on our products and total prescription growth of Sular.

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

Net revenues from our non-promoted products (adjusted for our 2005 promoted product mix) decreased $29.4 million, to $25.2 million for the year ended December 31, 2005, compared to $54.6 million for the year ended December 31, 2004. This decrease was a result of an introduction of a generic and knock-offs of the Tanafed and Robinul lines.

In March 2004, we announced the launch of Prenate Elite, the next generation of the Prenate line of prenatal vitamins. We began promoting and selling Prenate Elite in April 2004. Prenate Elite had captured a market share of 12.8% of new prescriptions and 13.4% of total prescriptions of prenatal vitamins in December 2005 (Source: IMS Health’s National Prescription Audit Plus™ data). Additionally, the launch of OptiNate in March 2005 had captured 7.2% of new prescriptions of prenatal vitamins and 7.2% of total prescription in December 2005 (Source: IMS Health’s National Prescription Audit Plus™ data).

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

The Company believes there were no intangible asset impairments and there were no other asset write-downs as of December 31, 2005.

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

In March 2004, we issued a total of $150.0 million, 1.75% contingent convertible senior subordinated notes. The notes are due March 8, 2024 and accrued interest is payable semi-annually in arrears on March 8 and September 8 of each year, commencing on September 8, 2004. In addition to the interest on the notes, after March 8, 2007, we will also pay contingent interest during specified six-month periods if the average trading price of the notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum. The net proceeds from this initial issuance after deducting offering expenses were approximately $145.4 million.

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

Our cash and cash equivalents were $45.3 million at December 31, 2006, compared to $17.0 million at December 31, 2005. Net cash provided by operating activities for the year ended December 31, 2006 was $91.8 million. This provision of cash resulted from the net income for the year of $45.2 million, resulting primarily from the sales of our promoted products, a decrease in accounts receivable of $0.8 million, as a result of an overall reduction in our days sales outstanding, an increase in accounts payable of $6.8 million, primarily related to increased business volume, a decrease in inventory of $2.3 million, primarily related to improved inventory management, a decrease in other current assets and other assets of $2.3 million. Additional cash includes adjustment for non-cash expense items of depreciation and amortization of $25.9 million, stock based compensation expenses of $7.9 million, interest expense of $0.5 million, deferred income tax benefits of $4.3 million, recognized losses on the disposal of property and equipment of $0.1 million and less than $0.1 million for the loss on sale of securities. These providers of cash were partially offset by an increase in income taxes receivable of $4.3 million, primarily related to estimated tax payments made during the year, and a decrease of less than $0.1 million in accrued expenses and other liabilities.

Our cash and cash equivalents were $17.0 million at December 31, 2005, compared to $36.6 million at December 31, 2004. Net cash provided by operating activities for the year ended December 31, 2005 was $20.3 million. This providing of cash resulted from the net income for the year of $39.2 million, resulting primiarly from the sales of our promoted products, non-cash expenses including depreciation and amortization of $22.7 million, non-cash deferred income tax benefit of $4.2 million, increase in income tax receivable of $4.9 million, increase in accrued expenses and other liabilities of $2.6 million, and other miscellanous non-cash transactions of $2.4 million. These providers of cash were partially offset by an increase in accounts receivable of $24.5 million which resulted from our increased sales, other current assets and other assets of $15.5 million related primarily to increased samples for our new products, inventories of $13.1 million related to increased levels for our products and a decrease in accounts payable of $2.5 million.

We maintain supply agreements with third party suppliers for all of our products. Some of these supply agreements contain minimum purchase requirements. For most of these supply agreements, we believe that our inventory requirements and related purchases of inventory will exceed the minimum purchase requirement in 2007. In those cases in which we do not believe our purchases will exceed the minimum purchase requirements, we are seeking to negotiate waivers or modifications of the minimum purchase requirements.

Net cash used in investing activities for the year ended December 31, 2006 was $53.5 million, compared to net cash used in investing activities for the year ended December 31, 2005 which was $31.2 million. The principal uses of this cash were for the purchase of marketable securities of $199.5 million, of which $162.1 million were reinvestment from maturing securities or additional purchases utilizing cash generated from sales, $4.4 million for the purchase of property and equipment, primarily for new office furniture and computer systems for the new corporate office, $11.9 million for the purchase of product licenses, specifically, $10.0 million for milestone payments to Bayer Healthcare AG in 2006, a $0.9 million payment for the launch of Ostiva in September 2006, and $1.0 million in payments related to the addition of Zovirax in December 2006.

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

Net cash used by financing activities for the year ended December 31, 2006 was $9.5 million, compared to cash used by financing activities of $4.5 million for the year ended December 31, 2005. This is primarily resulting from the repurchase of our common stock for $14.8 million and $3.2 million for debt financing costs, consisting of the exchange of the contingent convertible debt. Partially offsetting this net cash used was $5.3 million for the issuances of common stock related to employee stock options and $3.1 million for a non-cash reduction in taxes payable relating to stock options.

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

In March 2004, the Company issued a total of $150.0 million of its 1.75% senior subordinated contingent convertible notes due in 2024 (the “2004 Notes”) in transactions that were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act. In May 2006 and pursuant to a registered exchange offer, the Company exchanged each outstanding 2004 Note with new notes (the “New Notes”) that, among other things, require the Company to redeem the $150.0 million 2004 Notes with cash instead of common stock. As an incentive to the 2004 Note holders to exchange the 2004 Notes for New Notes, the Company paid each exchanging holder an exchange fee equal to 0.75% of the face value of each New Note exchanged. The Company paid an aggregate exchange fee of $1,125,000. The New Notes are due March 8, 2024 and accrued interest is payable semi-annually in arrears on March 8 and September 8 of each year, which commenced on September 8, 2004. In addition to the interest on the New Notes, after March 8, 2007, the Company will also pay contingent interest during specified six-month periods if the average trading price of the New Notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum. As this contingent interest feature is based on the underlying trading price of the New Notes, the contingent interest qualifies as an embedded derivative. As of September 30, 2006, management determined that the fair value of this contingent interest embedded derivative was not material. The net proceeds from this issuance, after deducting offering expenses, were approximately $145.5 million. Financing costs of $5.0 million were incurred with the original issuance and $1,125,000 with the exchange, which are being amortized on a straight-line basis over the life of the notes, and are included in other assets in the consolidated balance sheet.

On September 18, 2006, we entered into a secured credit agreement (the “Credit Agreement”) with UBS Securities LLC and LaSalle Bank National Association as lead arrangers, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, Regents Bank, Fifth Third Bank and Bank of America, N.A. as co-documentation agents and UBS Loan Finance LLC, as swingline lender. The Credit Agreement provides us and our Cayman subsidiary, Sciele Pharma Cayman Ltd., with a five-year revolving credit facility of up to $100 million, with an option to expand the facility credit line by up to an additional $75 million.

Amounts outstanding under the new credit facility generally bear interest at the lenders’ corporate base rate or the LIBOR, plus a specified margin of between 1.75% and 2.5% depending on the Borrower’s ratio of indebtedness to earnings. The Credit Agreement contains customary negative covenants and financial covenants.

Our obligations under the Credit Agreement are secured by a pledge of substantially all of our assets and are guaranteed by substantially all of our subsidiaries that are not borrowers.

We terminated our existing credit agreement with LaSalle Bank National Association, dated February 11, 2003, as subsequently amended, once we entered into the new Credit Agreement.

Pursuant to a previously announced share repurchase program, during the six months ended June 2004, the Company repurchased a total of 260,000 shares of common stock at an aggregate cost of approximately $4.6 million. All of these shares were retired. In July 2004, the Company’s Board of Directors authorized a subsequent $20.0 million share repurchase program. The new program, which authorizes the repurchase of up to $5 million of common stock per quarter, became effective in August 2004. This share repurchase program expired in August 2005.

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

The Company adopted a new share repurchase program effective August 3, 2005, that authorized the repurchase of up to $20.0 million of its outstanding shares of common stock over the next twelve months with no periodic sub-limits on the amount of repurchases. In the first quarter of 2005, the Company repurchased 127,169 shares of common stock at an average cost of $16.44 per share, or $2.1 million. In the fourth quarter of 2005, the Company repurchased 300,000 shares of common stock at an average cost of $14.79 per share, or $4.4 million. In the second quarter of 2006, the Company repurchased 334,100 shares of common stock at an average cost of $20.71 per share, or $6.9 million. These shares have been retired. This plan expired on August 2, 2006.

The Company adopted a new share repurchase program effective August 3, 2006, that authorizes the repurchase of up to $30.0 million of its outstanding shares of common stock over the next twelve months with no periodic sub-limits on the amount of repurchases. This plan replaces all prior share repurchase plans and will expire on August 2, 2007. In the third quarter of 2006, the Company repurchased 409,973 shares of common stock at an average cost of $19.19 per share, or $7.9 million. These shares have been retired.

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

Contractual Obligations (in thousands)

	Payment due by period
Contractual Obligations	Total	2007	2008 - 2009	2010 - 2011	Thereafter
Operating lease obligations	$20,670	$7,233	$10,892	$2,545	$—
Purchase obligations	11,103	3,701	7,402	—	—
Long-term debt obligations	150,000	—	—	—	150,000
Total	$181,773	$10,934	$18,294	$2,545	$150,000

Operating lease obligations include $5.6 million and $7.9 million in 2007 and 2008-2009, respectively for our corporate fleet vehicles. Also included is the annual lease payment of $1.6 million per annum through July 2011 for all office space.

On February 7, 2006, the Company entered into a lease agreement with 485 Properties, LLC to lease approximately 51,000 square feet of office space at Corporate Center V, an office tower located in Atlanta, Georgia. The lease agreement is for an eight year lease term, cancelable after five years, commenced on July 15, 2006. The lease payments under this lease are included in the above chart under operating lease obligations.

The Company relocated its corporate and administrative functions to the new premises at Corporate Center V from its then-current facilities, but continues to maintain its warehouse and training functions at its facilities in Alpharetta, Georgia.

In December 2005, the Company entered into a new lease agreement for approximately 5,000 square feet of office space in Dublin, Ireland. This space is leased under a cancelable operating lease that expires in September 2010.

Purchase obligations for inventory are based on the unit contractual obligations at the unit cost as of December 31, 2006. Unit prices are subject to increase upon notification by the supplier in the event of increased costs incurred by the supplier.

Long-term debt obligations do not include interest payments of $2.6 million per year relating to the $150.0 million senior subordinated contingent convertible note.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not determined the effect, if any, that the adoption of SFAS No. 159 will have on its financial statements.

On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 did not have a material impact on the Company’s financial statements.

On September 15, 2006 the FASB issued SFAS No. 157, Fair Value Measurements. The Statement provides guidance for using fair value to measure assets and liabilities. This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The Statement does not expand the use of fair value in any new circumstances. It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amends FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In a significant change to current guidance, Statement No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. Statement No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of Statement No. 156 is not expected to have a material impact on the Company’s financial statements.

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

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN No. 48 scopes out income taxes from FASB Statement No. 5, Accounting for Contingencies. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effect, if any, the adoption of the Interpretation will have on its financial statements; however, the adoption of FIN No. 48 is not expected to have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is deemed impracticable, unless the change in accounting relates to the principle method of depreciation, amortization, or depletion for long-lived, non-financial assets in which case the the change is accounted for as a change in accounting estimate that is affected by a change in accounting principle. The Statement is effective for accounting changes and corrections of errors made occurring in fiscal years beginning after

December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position or results of operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks that arise in the ordinary course of business. A discussion of the Company’s primary market risk exposure is presented below.

Foreign Currency Exchange Risk

Our purchases of Nitrolingual from Pohl-Boskamp, our purchases of Triglide from Skyepharma and our purchases of Sular from Bayer are made in Euros or are otherwise impacted by fluctuations in the US dollar—Euro exchange rate. Although we did not enter into any forward contracts in 2006, we may eliminate risks from foreign currency fluctuations after the time of shipment of product by entering into forward contracts for these purchases of inventory at the time of product shipments. The Company’s earnings and cash flows could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies.

Market Risk on Investments

The fair value of our investment portfolio would be negatively affected by an increase in interest rates. Since the majority of the Company’s investments are fixed rate interest-bearing securities and therefore subject to the market risk of loss in market value from an increase in rates or a change in the underlying risk of the issuers of the notes, the Company’s future earnings and cash flows could be affected adversely if the Company were to sell the securities prior to their maturity date. There was less than $0.1 million in realized losses from sale of investments in the year ended December 31, 2006. At December 31, 2006, the Company had total net unrealized losses from marketable securities of $0.9 million.

Market Risk on Variable Rate Debt

In connection with borrowings incurred under the senior secured revolving credit facility arranged by UBS Securities LLC, we could experience market risk with respect to changes in the general level of the interest rates and its effect upon our interest expense. Borrowings under this facility bear interest at variable rates. Because such rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, our present exposure to interest rate fluctuations is primarily dependent on rate changes that may occur while borrowings under the senior secured credit facility are outstanding. On December 31, 2006 there was no debt outstanding under this facility.

Market Risk on Fixed Rate Debt

The Company’s long-term fixed interest rate senior subordinated contingent convertible notes are also subject to market risk. Fixed rate debt outstanding at December 31, 2006 was $150.0 million with an interest rate of 1.75%. All other things being equal, the fair market value of the Company’s fixed rate debt will increase as rates decline and will decrease as rates rise. The fixed rate notes outstanding totaling $150 million at December 31, 2006 had a fair value of $171 million based on quoted market rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth at the pages indicated in Item 15(a)(i) below.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of Sciele Pharma’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this report. Our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

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

Our internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements. Based on our evaluation of our internal control over financial reporting for the period for which this report is filed, our management, including our President and Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2006. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within Sciele Pharma have been or will be detected. Even effective internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation. Furthermore, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time. Our management, including our President and Chief Executive Officer and Chief Financial Officer, does not expect that our controls and procedures will prevent all errors.

Statement identifying the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

In order to ensure that our internal control over financial reporting is effective, management is responsible for regularly assessing such controls and did so most recently for its financial reporting as of December 31, 2006. We are committed to a continuing process of identifying, evaluating and implementing improvements to the effectiveness of our disclosure and internal controls and procedures. Our management based its assessment of the effectiveness of our internal control over financial reporting on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control—Integrate Framework. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses.

Statement that the registered public accounting firm that audited the Company’s financial statements included in the annual report has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

Our Board of Directors, acting through its Audit Committee, is responsible for the oversight of our accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The independent registered public accounting firm has full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

BDO Seidman, LLP, our independent registered public accounting firm, audited management’s assessment of the effectiveness of internal control over financial reporting and, based on that audit, issued their report which is included below.

Changes in internal control our financial reporting.

Our management has not identified any changes in our internal controls over financial reporting during our fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sciele Pharma, Inc.
Atlanta, Georgia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included at Item 9A, that Sciele Pharma, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, cash flows, and the financial statement schedule for the years then ended and our report dated February 22, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ BDO Seidman LLP
Atlanta, Georgia
February 22, 2007

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT

This information is incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Stockholders under the headings “Proposal 1—Election of Class B Directors” and in our Proxy Statement for our 2007 Annual Meeting of Stockholders or in a subsequent amendment to this Report. Information regarding compliance by our directors and executive officers and owners of more than 10% of Sciele Pharma’s common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth in and incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Stockholders under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” or in a subsequent amendment to this Report.

ITEM 11.   EXECUTIVE COMPENSATION

This information is incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Stockholders under the heading “Executive Compensation” or in a subsequent amendment to this Report.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management” or in a subsequent amendment to this Report. See also Part II, Item 5 “Market for Registrant’s Common Equity and Related Stockholder Matter-Equity Compensation Plan Information” of this Report.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” or in a subsequent amendment to this Report.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Stockholders under the heading “Independent Accountant Matters” or in a subsequent amendment to this Report.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)                    Financial Statements filed as part of this Report:

(a)(2)                    Documents filed as a part of this report:

Exhibit Number		Description
3.1(1)	—	Restated Certificate of Incorporation of the Registrant, as amended
3.2(2)	—	Amended and Restated Bylaws of the Registrant
3.3(10)	—	Amendment to the Amended and Restated Bylaws of the Registrant
4.1(3)	—	Form of Stock Certificate
4.2(5)	—	Shareholder Protection Rights Agreement
4.3(11)	—	Indenture with Deutsche Bank Trust Company Americas dated as of March 8, 2004
10.1(4)	—	1997 Non-Qualified Stock Option Plan
10.2(3)	—	2000 Stock Plan
10.3(6)	—	Amended and Restated 2002 Stock Plan
10.4(3)	—	Form of Nonqualified Stock Option Agreement
10.5(7)	—	Lease Agreement dated December 31, 2001 between the Registrant and Castle Investment Company, Inc.
10.6(3)	—	Form of Indemnity Agreement between the Registrant and its Directors and Executive Officers
10.7(8)	—	Asset Purchase Agreement dated February 12, 2002 between the Registrant and AstraZeneca UK Limited
10.8(8)	—	Distributorship Agreement dated December 12, 2001 between the Registrant and Bayer AG
10.9(7)	—	Trademark Purchase and Assignment Agreement dated December 13, 2001 by and between the Registrant and Bayer Aktiengellschaft
10.10(7)	—	First Amendment to Asset Purchase Agreement dated January 17, 2002 between the Registrant and Sanofi-Synthelabo Inc.
10.11(2)	—	2003 Nonqualified Stock Option Plan
10.12(13)	—	Amended and Restated Employment Agreement dated January 24, 2006 between the Registrant and Patrick Fourteau
10.13(13)	—	Amended and Restated Employment Agreement dated January 24, 2006 between the Registrant and Darrell Borne
10.14(11)	—	Employment Agreement dated December 30, 2004 between the Registrant and Leslie Zacks
10.15(11)	—	Employment Agreement between the Registrant and Michael Mavrogordato dated October 27, 2004
10.16(11)	—	Employment Agreement between the Registrant and Sam Gibbons dated October 16, 2004

10.17(9)+	—	Inventory Management Agreement dated June 10, 2003 by and between the Registrant and McKesson Corporation
10.18(9)+	—	Inventory Management Agreement dated February 5, 2003 by and between the Registrant and Cardinal Health
10.19(9)+	—	Inventory Management Agreement dated June 16, 2003 by and between the Registrant and AmerisourceBergen Drug Corporation
10.20(9)	—	Credit Agreement dated February 11, 2003 among the Registrant, the Lenders party thereto from time to time, LaSalle Bank National Association, as Administrative Agent
10.21(9)	—	First Amendment dated March 3, 2003 to Credit Agreement dated February 11, 2003 among the Registrant, LaSalle Bank National Association, as Administrative Agent, and Lenders signatory thereto
10.22(9)	—

Second Amendment and Waiver dated August 11, 2003 to Credit Agreement dated February 11, 2003 among the Registrant, LaSalle Bank National Association, as Administrative Agent, and Lenders signatory thereto

10.23(10)	—	Registration Rights Agreement with Deutsche Bank Securities Inc. and UBS Securities LLC dated as of March 8, 2004
10.24(11)+	—	Distribution and Inventory Management Services Agreement between the Registrant and Cardinal Health dated as of January 1, 2005
10.25(11)+	—	Amendment of Distribution and Inventory Management Services Agreement between the Registrant and McKesson Corporation dated as of June 10, 2004
10.26*	—	Executive Compensation Table
10.27*	—	Director Compensation Table
10.28(12)+	—	Agreement to License and Purchase, dated March 2, 2005, by and between the Registrant, Andrx Labs, LLC, and the other seller entities listed therein
10.29(12)+	—	Manufacturing and Supply Agreement, dated March 28, 2005, by and between the Registrant and Andrx Pharmaceuticals, Inc.
10.30(12)+	—	License Agreement, dated March 28, 2005, by and between the Registrant and Andrx Pharmaceuticals, Inc., Andrx Labs, LLC, Andrx Laboratories (NJ), Inc., and Andrx EU, Ltd
10.31(13)+	—	Amendment to Distribution and Inventory Management Services Agreement between the Registrant and Cardinal Health dated December 16, 2005
10.32(13)+	—	Second Amendment to Inventory Management Agreement between the Registrant and McKesson Corporation dated November 21, 2005
10.33(13)+	—	Amendment to New Distribution Agreement between the Registrant and Bayer Healthcare Aktiengesellschaft dated December 7, 2005
10.34(13)	—	Lease Agreement between the Registrant and 485 Properties, LLC dated February 7, 2006
10.35(13)	—	Accelerated Vesting Plan dated January 24, 2006
10.36(13)+	—	Amended and Restated Manufacturing and Supply Agreement between the Registrant and Patheon Inc. dated January 1, 2004
10.37(14)	—	Employment Agreement between the Registrant and Larry Dillaha dated April 26, 2006
10.38(15)	—	Distribution Services Agreement between the Registrant and Amerisource Bergen Drug Corporate dated July 19, 2006
10.39(15)	—

Credit Agreement dated September 18, 2006 between the Registrant and certain of its subsidiaries as borrowers, UBS Securities LLC and LaSalle Bank National Association as lead arrangers and the lenders therein

10.40(15)	—	Security Agreement dated September 18, 2006 between the Registrant and certain of its subsidiaries as grantees and the grantors named therein
10.41(16)	—	Sciele Pharma, Inc. Deferred Compensation Plan
10.42(17)	—	Employment Agreement between the Registrant and Edward Schutter dated April 1, 2006
14.1(13)	—	Code of Business Conduct and Ethics
21.1*	—	Subsidiaries of the Registrant
23.1*	—	Consent of Deloitte & Touche LLP
23.2*	—	Consent of BDO Seidman, LLP
31.1*	—	Certification of Chief Executive Officer and President
31.2*	—	Certification of Chief Financial Officer
32.1*	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(9)          Incorporated by reference from the Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File No. 000-30123).

(10) Incorporated by reference from the Registrant’s Form 8-K filed on March 9, 2004 (Commission File No. 000-30123).

(11) Incorporated by reference from the Registrant’s Form 10-K for the year ended December 31, 2004 (Commission File No. 000-30123).

(12) Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 000-30123).

(13) Incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended December 31, 2005 (Commission File No. 000-30123).

(14) Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended March 31, 2006 (Commission File No. 000-30123).

(15) Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 000-30123).

(16) Incorporated by reference from the Registrant’s Form 8-K filed on December 31, 2006 (Commission File No. 000-30123).

(17)          Incorporated by reference from the Registrant’s Form 8-K filed April 5, 2006 (Commission File No. 000-30123).

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIELE PHARMA, INC.
February 23, 2007	By:	/s/ PATRICK P. FOURTEAU
Patrick P. Fourteau President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

/s/ PATRICK P. FOURTEAU	Director, Chief Executive Officer and	February 23, 2007
Patrick P. Fourteau	President (principal executive officer)
/s/ DARRELL BORNE	Executive Vice President, Chief Financial	February 23, 2007
Darrell Borne	Officer, Treasurer and Secretary
(principal financial and accounting officer)
/s/ PIERRE LAPALME	Chairman of the Board	February 23, 2007
Pierre Lapalme
/s/ JERRY N. ELLIS	Director	February 23, 2007
Jerry N. Ellis
/s/ JERRY C. GRIFFIN, M.D.	Director	February 23, 2007
Jerry Griffin
/s/ WILLIAM J. ROBINSON	Director	February 23, 2007
William J. Robinson
/s/ JON S. SAXE	Director	February 23, 2007
Jon S. Saxe
/s/ PATRICK J. ZENNER	Director	February 23, 2007
Patrick J. Zenner

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sciele Pharma, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Sciele Pharma, Inc. (formerly First Horizon Pharmaceutical Corporation) and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule as it relates to the years ended December 31, 2006 and 2005, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2007, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Atlanta, Georgia
February 22, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sciele Pharma, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004 of Sciele Pharma, Inc. and subsidiaries (formerly known as First Horizon Pharmaceutical Corporation) (the “Company”). Our audit also included the consolidated financial statement schedule listed in the Index at Item 15 as it relates to the information as of December 2004 and for the year then ended. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and consolidated financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and consolidated financial statement schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and consolidated financial statement schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule as it relates to the information as of December 31, 2004 and for the year then ended, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 11, 2005

SCIELE PHARMA, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$45,261	$17,043
Marketable securities	121,190	82,757
Accounts receivable, net of allowances of $2,010 and $2,427 at December 31, 2006 and December 31, 2005, respectively	47,551	48,353
Inventories	26,640	28,924
Income taxes receivable	4,869	547
Current deferred tax assets	2,465	3,705
Other current assets	21,091	23,059
Total current assets	269,067	204,388
Property and equipment, net	9,142	5,148
Other assets:
Intangibles, net	305,040	315,798
Long term deferred tax assets	93	—-
Other	6,663	4,371
Total other assets	311,796	320,169
Total assets	$590,005	$529,705
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payable	$18,874	$12,093
Accrued expenses	18,965	18,482
Total current liabilities	37,839	30,575
Long-term liabilities:
Convertible debt	150,000	150,000
Deferred tax liabilities	12,368	8,803
Other long-term liabilities	1,975	191
Total liabilities	202,182	189,569
COMMITMENTS AND CONTINGENCIES (NOTE 11 and 12)
Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized and none outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,873,121 and 35,907,376 issued at December 31, 2006 and December 31, 2005, respectively	36	36
Additional paid-in capital	282,718	292,639
Retained earnings	127,768	82,524
Deferred compensation	—	(7,489)
Accumulated other comprehensive loss	(4,147)	(4,384)
Stockholders’s equity before treasury stock	406,375	363,326
Less: Treasury stock at cost,
Common stock, 800,000 and 1,000,000 shares at December 31, 2006 and December 31, 2005, respectively	(18,552)	(23,190)
Total stockholders’ equity	387,823	340,136
Total liabilities and stockholders’ equity	$590,005	$529,705

The accompanying notes are an integral part of these consolidated financial statements.

SCIELE PHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2006	2005	2004
Net revenues	$293,181	$216,358	$151,967
Operating costs and expenses:
Cost of revenues (exclusive of items shown separately below)	40,687	33,331	29,082
Selling, general and administrative	145,254	97,386	66,773
Depreciation and amortization	25,942	22,666	16,907
Research and development	16,587	4,075	1,546
Total operating costs and expenses	228,470	157,458	114,308
Operating income	64,711	58,900	37,659
Other income (expense):
Interest expense	(3,230)	(3,013)	(2,480)
Interest income	4,943	3,209	3,802
Other	(43)	(710)	(12)
Total other income (expense)	1,670	(514)	1,310
Income before provision for income taxes	66,381	58,386	38,969
Provision for income taxes	(21,137)	(19,177)	(12,415)
Net income	$45,244	$39,209	$26,554
Other comprehensive income (loss), net of taxes	237	(4,297)	(401)
Comprehensive income	$45,481	$34,912	$26,153
Net income per common share:
Basic earnings per common share	$1.29	$1.12	$0.74
Diluted earnings per common share	$1.20	$0.97	$0.66
Weighted average common shares outstanding:
Basic	35,109	35,102	35,761
Diluted	38,218	42,514	42,429

The accompanying notes are an integral part of these consolidated financial statements.

SCIELE PHARMA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

								Accumulated
					Additional			Other
	Treasury Stock		Common Stock		Paid-in	Deferred	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Total
BALANCE, December 31, 2003	—	$—	35,595,442	$36	$288,666	$—	$16,761	$314	$305,777
Stock options exercised	—	—	1,537,688	1	11,331	—	—	—	11,332
Employee stock purchase plan	—	—	10,921	—	129	—	—	—	129
Shares repurchased and retired	—	—	(1,057,007)	(1)	(19,232)	—	—	—	(19,233)
Tax benefit from nonqualified stock option exercises	—	—	—	—	7,441	—	—	—	7,441
Shares repurchased for treasury	(1,000,000)	(23,190)	—	—	—	—	—	—	(23,190)
Net income	—	—	—	—	—	—	26,554	—	26,554
Other comprehensive loss	—	—	—	—	—	—	—	(401)	(401)
BALANCE, December 31, 2004	(1,000,000)	$(23,190)	36,087,044	$36	$288,335	$—	$43,315	$(87)	$308,409
Stock options exercised	—	—	244,077	—	1,945	—	—	—	1,945
Employee stock purchase plan	—	—	3,424	—	56	—	—	—	56
Shares repurchased and retired	—	—	(427,169)	—	(6,534)	—	—	—	(6,534)
Tax benefit from nonqualified stock option exercises	—	—	—	—	997	—	—	—	997
Deferred compensation	—	—	—	—	7,840	(7,489)	—	—	351
Net income	—	—	—	—	—	—	39,209	—	39,209
Other comprehensive loss	—	—	—	—	—	—	—	(4,297)	(4,297)
BALANCE, December 31, 2005	(1,000,000)	$(23,190)	35,907,376	$36	$292,639	$(7,489)	$82,524	$(4,384)	$340,136
Reclass due to adoption of SFAS 123(R)	—	—	—	—	(7,489)	7,489	—	—	—
Stock options exercised	—	—	709,818	—	5,257	—	—	—	5,257
Shares contributed to employee stock ownership plan	200,000	4,638	—	—	(1,220)	—	—	—	3,418
Shares repurchased and retired	—	—	(744,073)	—	(14,813)	—	—	—	(14,813)
Tax benefit from nonqualified stock option exercises	—	—	—	—	3,132	—	—	—	3,132
Share based compensation expense	—	—	—	—	2,194	—	—	—	2,194
Restricted share expense	—	—	—	—	3,018	—	—	—	3,018
Net income	—	—	—	—	—	—	45,244	—	45,244
Other comprehensive income	—	—	—	—	—	—	—	237	237
BALANCE, December 31, 2006	(800,000)	$(18,552)	35,873,121	$36	$282,718	$—	$127,768	$(4,147)	$387,823

The change in accumulated other comprehensive income (loss), net of tax, for the year ended December 31 is as follows (in thousands):

	2006	2005	2004
Market value adjustments for investments	$661	$(163)	$(1,087)
Foreign currency translation	(424)	(4,134)	686
Total change in other comprehensive income (loss), net of tax	$237	$(4,297)	$(401)

Accumulated other comprehensive loss, net of tax, as of December 31 is as follows (in thousands):

	2006	2005
Market value adjustments for investments	$(582)	$(1,243)
Foreign currency translation	(3,565)	(3,141)
Total other comprehensive loss, net of tax	$(4,147)	$(4,384)

The accompanying notes are an integral part of these consolidated financial statements.

SCIELE PHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$45,244	$39,209	$26,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,942	22,666	16,907
Non-cash interest expense	466	336	293
Realized loss on marketable securities	43	684	—
Reduction in taxes payable related to stock option exercises	—	997	7,441
Deferred income tax	4,298	4,195	5,018
Non-cash compensation expense	7,881	351	—
Loss on disposal of property and equipment	121	—	—
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	802	(24,520)	(8,074)
Inventories	2,284	(13,100)	(4,636)
Other current assets and other assets	2,322	(15,507)	(4,712)
Income taxes receivable	(4,322)	4,891	(599)
Accounts payable	6,781	(2,476)	8,908
Accrued expenses and other liabilities	(50)	2,571	2,387
Net cash provided by operating activities	91,812	20,297	49,487
Cash flows from investing activities:
Purchase of products	(11,884)	(105,925)	—
Advance payments for product licenses	—	—	(5,426)
Purchase of property and equipment	(4,400)	(2,198)	(3,484)
Proceeds from sales of of property, plant and equipment	51	—	—
Proceeds from sales of marketable securities	162,149	97,576	—
Purchase of marketable securities	(199,457)	(20,626)	(152,422)
Net cash used in investing activities	(53,541)	(31,173)	(161,332)
Cash flows from financing activities:
Capitalized financing costs incurred	(3,205)	—	(5,015)
Proceeds from long-term debt	—	—	150,000
Reduction in taxes payable related to stock option exercises	3,132	—	—
Net proceeds from issuance of common stock	5,257	2,001	11,461
Acquisition of treasury stock	—	—	(23,190)
Repurchase of common stock	(14,813)	(6,534)	(19,233)
Net cash (used in) provided by financing activities	(9,629)	(4,533)	114,023
Effects of foreign currency exchange rates on cash	(424)	(4,134)	686
Net change in cash and cash equivalents	28,218	(19,543)	2,864
Cash and cash equivalents, beginning of period	17,043	36,586	33,722
Cash and cash equivalents, end of period	$45,261	$17,043	$36,586
Non-cash financing transactions:
Issuance of restricted stock	$—	$7,840	$—
Leasehold improvements	$2,316	$—	$—
Supplemental cash flow information:
Cash paid for income taxes	$18,042	$8,276	$5,682
Cash paid for interest	$2,784	$2.957	$1,362

The accompanying notes are an integral part of these consolidated financial statements.

SCIELE PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In June of 2006, the stockholders of First Horizon Pharmaceutical Corporation approved changing the name from First Horizon Pharmaceutical Corporation to Sciele Pharma, Inc. (the “Company”). The name change became effective on June 15, 2006.

Sciele Pharma, Inc. is a pharmaceutical company specializing in sales, marketing and development of branded prescription products focused on Cardiovascular/Diabetes and Women’s Health. The Company’s Cardiovascular/Diabetes products treat patients with high cholesterol, hypertension, high tryglycerides, unstable angina, and Type 2 Diabetes. Its Women’s Health products are designed to improve the health and well-being of women of all ages, as well as, expectant and nursing mothers and their babies. Our key marketed products include:

Cardiology/Diabetes	Women’s Health
Altoprev	OptiNate
Fortamet	Ostiva
Nitrolingual	Ponstel
Triglide	Prenate Elite
Sular	Zovirax

Our current operating plan focuses on maximizing the sales of our existing product portfolio. We also plan to accelerate growth by launching line extensions to our current products and by acquiring or licensing approved products or late stage development products and other businesses. We plan to focus on products that complement our Cardiovascular and Diabetes and Women’s Health categories that will allow us to leverage our existing sales force infrastructure as well as additional therapeutic areas which compliment our existing sales structure.

We currently market and sell 16 products, 10 of which are actively promoted and accounted for approximately 95% of our total sales for the year ended December 31, 2006. We promote our products through our nationwide sales and marketing force targeting high-prescribing primary care physicians, endocrinologists, cardiologists, obstetricians and gynecologists.

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

Cost of Revenues.   Cost of revenues is comprised of purchased product costs and freight-out. Costs related to freight-out totaled $0.5 million, $0.5 million and $0.5 millions for the years ended December 31, 2004, 2005 and 2006, respectively. The Company does not bill customers for freight costs.

Royalties.   The Company pays royalties on the sale of certain products. These costs are included in selling, general and administrative expenses in the accompanying statements of operations. Total royalties were $5.4 million, $14.9 million and $19.7 million for the years ending December 31, 2004, 2005 and 2006, respectively.

Research and Development.   Research and development expenses consist primarily of costs incurred to develop formulations, engage contract research organizations to conduct clinical studies, test products under development and engage medical and regulatory consultants. The Company expenses all research and development costs as incurred. Research and development costs were $1.5 million, $4.1 million and $16.6 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Cash and Cash Equivalents.   The Company considers only those investments that are highly liquid and readily convertible to cash with an original maturity of three months or less to be cash equivalents.

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

The Company’s $150 million senior subordinated contingent convertible debt had a fair value of $138 million at December 31, 2005 and $171 million at December 31, 2006 based on quoted market rates.

The Company’s carrying value of other financial instruments approximates fair value due to the short maturity of those instruments.

Concentration of Credit Risk.   The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors and retail pharmacy chains throughout the U.S. The Company is required to estimate the level of accounts receivable which ultimately will not be paid. The Company calculates this estimate based on prior experience supplemented by a periodic customer specific review when needed. Historically, the Company has not experienced significant credit losses on its accounts. The Company’s three largest customers accounted for approximately 63% and 69% of accounts receivable at December 31, 2005 and 2006, respectively.

The Company’s sales mix changes as products are added. On a combined basis, products with sales greater than 10% of the Company’s sales comprised approximately 75%, 73% and 71% of total sales for the years ended December 31, 2004, 2005 and 2006, respectively.

The following table presents a summary of sales to significant customers as a percentage of the Company’s total revenues:

Customer	2006	2005	2004
McKesson Corporation	34%	30%	31%
Cardinal Health, Inc.	24	23	25
AmerisourceBergen Corporation	11	10	22

The Company’s international sales represent less than 1% of sales for the periods presented.

Segment Reporting.   The Company is engaged solely in the business of marketing and selling prescription pharmaceutical products. Accordingly, the Company’s business is classified in a single reportable segment, the sale and marketing of prescription products. Prescription products include a variety of branded pharmaceuticals in the Cardiovascular/Diabetes and Women’s Health Markets.

The following presents revenues for prescription products by area of treatment for the years ended December 31, 2004, 2005 and 2006, respectively (in thousands):

	2006	2005	2004
Cardiovascular/Diabetes	$223,039	$144,547	$75,252
Women’s Health(1)	55,190	46,614	22,155
Non Promoted(1)	14,952	25,197	54,560
Net Revenues	$293,181	$216,358	$151,967

(1)          2004 amounts have been adjusted to conform to the 2005 and 2006 promoted products.

Inventories.   Inventories consist of purchased pharmaceutical products and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method, and market is considered to be net realizable value. Inventories consist of finished product and bulk product awaiting processing and packaging into finished product. Inventories, net of reserves of $0.5 million and $0.3 million at December 31, 2005 and 2006, respectively, at December 31, 2005 and 2006 consisted of (in thousands):

	2006	2005
Bulk product	$8,559	$2,406
Finished product	18,081	26,518
Total inventories	$26,640	$28,924

Samples.   Samples primarily consist of product samples used in the sales and marketing efforts of the Company’s products and are included in other current assets in the Company’s consolidated balance sheet. Samples are expensed upon distribution as a selling expense. Sample inventories, net of reserves of

$0.1 million and $0.0 million at December 31, 2005 and 2006, respectively at December 31, 2005 and 2006 were $9.7 million and $5.4 million, respectively.

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

Depreciation is provided for on the straight-line basis over the estimated useful lives of the assets as follows:

Office equipment, furniture and fixtures	5 to 7 years
Computer hardware and software	3 to 5 years
Leasehold improvements	useful life of asset or term of lease

The components of property and equipment at December 31, 2005 and 2006 are as follows (in thousands):

	2006	2005
Office equipment, furniture and fixtures	$2,207	$572
Computer hardware and software	9,631	7,175
Leasehold improvements	2,806	716
Property and equipment, gross	14,644	8,463
Less accumulated depreciation	(5,502)	(3,315)
Property and equipment, net	$9,142	$5,148

Depreciation expense related to property and equipment for the years ended December 31, 2004, 2005 and 2006 was $1.2 million, $2.1 million and $2.5 million, respectively.

In the event that facts and circumstances indicate that the carrying amounts of property and equipment may be impaired, an evaluation of recoverability is performed using the estimated future undiscounted cash flows associated with the asset compared to the asset’s carrying amount to determine if a write-down is required, pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and its related interpretations. Any impairment loss is measured as the difference between the carrying amount and the fair value of the impaired asset. The Company believes there are no impaired assets as of December 31, 2006.

Intangible Assets.   Intangible assets, which include license rights, tradenames, managed care contracts and distribution, manufacturing and supply agreements, are stated at cost, net of accumulated amortization. These costs are capitalized and amortized on a straight-line basis over the estimated periods benefited by the asset (5 to 20 years). Amortization of such assets, excluding distribution, manufacturing and supply agreements, is included in depreciation and amortization expense in the accompanying statements of operations. Amortization expense for the years ended December 31, 2004, 2005 and 2006 totaled $15.7 million, $20.6 million and $23.4 million, respectively. These distribution, manufacturing and supply agreements are discussed in more detail in Notes 9 and 10.

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

The Company believes there are no intangible asset impairments and there were no other asset write-downs as of December 31, 2006.

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

Advertising Costs.   The Company charges the costs of advertising to expense as incurred. Advertising expenses were $5.1 million, $11.2 million and $23.0 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Foreign Currency Exposure.   Certain of the Company’s product purchases and sales are denominated in foreign currencies. Gains or losses on foreign currency transactions are included in income as incurred. The Company at its discretion enters into short term forward foreign exchange contracts in relation to certain purchases of three of its products. Historically, these forward contracts are not designated as hedging instruments and as such, any change in fair value while open is recognized currently in income. This gain or loss offsets the transaction gain or loss on the underlying foreign denominated payables. Foreign denominated payables, receivables and open exchange contracts as of December 31, 2005 and 2006 were not material.

Stock Based Compensation.   At December 31, 2006, the Company had four stock-based employee compensation plans, which are described more fully in Note 7.

Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Accounting for Stock-Based Compensation. No stock-based employee compensation cost related to stock options was recognized in the Statement of Operations for the years ended December 31, 2005 and 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment”, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the twelve months ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income before income taxes for the year ended December 31, 2006, was $2.2 million lower than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the year ended December 31, 2006 would have been $0.04 higher, if the Company had not adopted SFAS No. 123R

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Upon the adoption of SFAS No. 123R, the Company reclassed $7.5 million of deferred compensation to additional paid in capital.

The weighted average fair value per share of options granted during the years 2006, 2005, and 2004 is estimated at $16.93, $18.14 and $15.17, respectively. The value of options is estimated on the date of the grant using the following weighted average assumptions:

	2006	2005	2004
Risk-free interest rate	5.08%	3.89%	3.4%
Expected dividend yield	—	—	—
Expected lives	5 years	5 years	5 years
Expected volatility	105.59%	115.2%	125.1%

The Company has granted stock options to officers, directors and employees as follows (shares in thousands):

	Number of Shares Subject to Issuance	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2003	3,832	$9.65
Granted	1,113	16.64
Cancelled	(588)	17.86
Exercised	(1,538)	7.37
Outstanding at December 31, 2004	2,819	$11.97
Granted	364	18.10
Cancelled	(360)	11.87
Exercised	(244)	7.97
Outstanding at December 31, 2005	2,579	$13.15
Granted	140	16.93
Cancelled	(271)	14.26
Exercised	(577)	9.11
Outstanding at December 31, 2006	1,871	$14.53	4.1 years	$27,184
Unvested at December 31, 2006	778	15.66	5.4 years	$12,183
Exercisable at December 31, 2006	1,093	$15.47	3.7 years	$16,920

The Company had the following stock options available for exercise (shares in thousands):

	Weighted Average Remaining Contractual Term	Number of Shares Exercisable	Aggregate Intrinsic Value ($000)
December 31, 2006	3.7	1,093	$16,920
December 31, 2005	4.1	1,242	$17,729

Non-qualified stock options are priced at the fair market value of the Company’s stock on the date of the grant and typically vest at the rate of 25% per year commencing on the first anniversary date of the grant and expire on the seventh anniversary date of the grant. The Company recognized $2.2 million of stock-based compensation expense for stock options in the year ended December 31, 2006. The Company did not recognize any stock-based compensation expense for stock options in 2005 or 2004.

In 2005 and through December 31, 2006, the Company issued restricted stock to executives and employees. The following table summarizes restricted stock outstanding at December 31, 2006 and changes during the twelve months ended (shares in thousands):

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Share	Contractual	Value
	Issuance	Price	Term	($000)
Outstanding at December 31, 2004	—	$—
Granted	543	14.45
Cancelled	—	—
Vested	—	—
Outstanding at December 31, 2005	543	$14.45
Granted	782	19.69
Cancelled	(109)	14.95
Vested	(133)	14.63
Outstanding at December 31, 2006	1,083	$18.16	3.3 years	$19,662

The restricted stock vests according to one of two schedules. Under one schedule, the shares will vest when specific key performance objectives have been reached or on the fifth anniversary date of the issuance, whichever occurs first. Under the second schedule, the shares will vest 25% annually over four years. The fair value of the restricted stock is expensed over the period during which the restrictions lapse. For the years ended December 31, 2006 and December 31, 2005, the Company recognized expense of $3.0 million and $0.3 million, respectively, related to the restricted shares. There was no comparative expenses in 2004.

Had compensation costs for the Company’s options been determined using the Black-Scholes option valuation model prescribed by SFAS No. 123, Accounting for Stock Based Compensation, the Company’s pro forma net income per common share for the years ended December 31, 2005 and 2004 would have been reported as follows:

	2005	2004
Net income:
As reported	$39,209	$26,554
Add: Stock based compensation expense recorded, net of related tax effects	235	—
Deduct: Total stock-based employee compensation expense determined under fair value based for all awards, net of related tax effects	(1,572)	(2,054)
Pro forma	$37,872	$24,500
Net income per common share—basic:
As reported	$1.12	$0.74
Pro forma	$1.08	$0.69
Net income per common share—diluted:
As reported	$0.97	$0.66
Pro forma	$0.94	$0.61

The Black-Scholes option valuation model was not developed for use in valuing employee stock options. Instead, this model was developed for use in estimating the fair value of traded options, which have no vesting restrictions, are fully transferable, which differ significantly from the Company’s stock option awards. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected survival rates of the options.

In 2005, the Company began a non-leveraged Employee Stock Ownership Plan (“ESOP”), which provides benefits to substantially all employees. The Company accounts for this plan under the recognition and measurement provisions of Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. The annual contribution, if any, to the plan is at the discretion of the Board of Directors of the Company. In February 2006, the Company distributed 200,000 shares to employees under this plan, of which 50,000 shares were allocated to the 2005 plan year and 150,000 shares were allocated to the 2006 plan year. The Company records the expense related to the ESOP in the period in which the employees earn the shares. In the years ended December 31, 2006 and December 31, 2005, the Company recorded $2.7 million and $0.8 million, respectively, in compensation expense for the ESOP. There were no comparative expenses in 2004.

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

Below is the calculation of basic and diluted net income per common share (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004
Net income	$45,244	$39,209	$26,554
Add: Interest expense on contingent convertible debt (net of tax)	651	1,929	1,590
Adjusted net income	$45,895	$41,138	$28,144
Weighted average common shares outstanding—basic	35,109	35,102	35,761
Dilutive effect of stock options and restricted stock	852	640	1,121
Dilutive effect of contingent convertible debt	2,257	6,772	5,547
Weighted average common shares outstanding—diluted	38,218	42,514	42,429
Basic net income per share	$1.29	$1.12	$0.74
Diluted net income per share	$1.20	$0.97	$0.66

In May 2006, the Company converted its $150.0 million senior subordinated contingent convertible notes to being redeemed for cash instead of company stock. As a result, the dilutive effect of contingent convertible debt was decreased by $0.10 per dilutive share in 2006. The notes are discussed in Footnote 4.

The number of outstanding options (in thousands), which are excluded from the above calculation as their impact would be anti-dilutive, are 0.7 million, 0.7 million and 0.5 million for the years ended December 31, 2004, 2005 and 2006, respectively.

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

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS No. 159 does not have an effect on the Company’s financial statements for the year ended December 31, 2006. The Company has not determined the effect, if any, that the adoption of SFAS No. 159 will have on its financial statements.

On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 did not have a material impact on the Company’s financial statements.

On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The Statement provides guidance for using fair value to measure assets and liabilities. This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The Statement does not expand the use of fair value in any new circumstances. It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amends FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In a significant change to current guidance, the Statement of Financial Accountant Standards (“SFAS”) No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial statements.

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

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN No. 48 scopes out income taxes from SFAS No. 5, Accounting for Contingencies. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effect, if any, the adoption of the Interpretation will have on its financial statements; however, the adoption of FIN No. 48 is not expected to have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is deemed impracticable, unless the change in accounting relates to the principle method of depreciation, amortization, or depletion for long-lived, non-financial assets in which case the the change is accounted for as a change in accounting estimate that is affected by a change in accounting principle. The Statement is effective for accounting changes and corrections of errors made occurring in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position or results of operations.

2. CREDIT FACILITY

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

Amounts outstanding under the new credit facility generally bear interest at the lenders’ corporate base rate or the LIBOR, plus a specified margin of between 1.75% and 2.5% depending on the Company’s ratio of indebtedness to earnings. The Credit Agreement contains customary negative covenants and financial covenants with which the Company is in full compliance as of December 31, 2006.

The Company terminated its existing credit agreement with LaSalle Bank National Association, dated February 11, 2003, as subsequently amended, when it entered into the new Credit Agreement.

The Company had no borrowings on this credit facility as of December 31, 2006.

3. MARKETABLE SECURITIES

The Company classifies its existing marketable securities as available-for-sale. All available-for-sale securities are classified as current as the Company has the ability to use them for current operating and investing purposes. There were realized losses of less than $0.1 million and $0.7 million in the years ended December 31, 2006 and 2005, respectively. There were no realized losses in 2004. At December 31, 2006 and December 31, 2005, the Company had total net unrealized losses from marketable securities of $0.9 million and $2.0 million, respectively.

The carrying amount of available-for-sale securities and their approximate fair values at December 31, 2006 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal agency obligations	$52,437	$—	$(662)	$51,774
Corporate bonds	69,685	2	(272)	69,416
Total	$122,122	$2	$(934)	$121,190

The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of December 31, 2006 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Federal agency obligations	$33,145	$(175)	$18,629	$(487)	$51,774	$(662)
Corporate bonds	56,343	(121)	6,509	(151)	62,852	(272)
Total	$89,488	$(296)	$25,138	$(638)	$114,626	$(934)

The Company has determined that its unrealized losses which resulted primarily from rising interest rates are temporary based on the minor amount of the losses compared to amortized cost and the ability of the Company to hold the securities until maturity, as well as the credit worthiness of the investee. The Company expects that all losses will be recovered and intends to hold securities to recovery. If market, industry and/or investee conditions deteriorate, we may incur future impairments.

The amortized cost and estimated fair value of marketable securities at December 31, 2006 by contractual maturity are shown below (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$95,245	$94,950
Due after one year through three years	22,233	21,680
Due after three years through five years	3,734	3,663
Due after five years	910	897

The carrying amount of available-for-sale securities and their approximate fair values at December 31, 2005 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal agency obligations	$58,227	$—	$(1,349)	$56,878
Corporate bonds	26,520	—	(641)	25,879
Total	$84,747	$—	$(1,990)	$82,757

4. LONG-TERM DEBT

In March 2004, the Company issued a total of $150.0 million of its 1.75% senior subordinated contingent convertible notes due in 2024 (the “2004 Notes”) in transactions that were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act. In May 2006 and pursuant to a registered exchange offer, the Company exchanged each outstanding 2004 Note with new notes (the “New Notes”) that, among other things, require the Company to redeem the $150.0 million 2004 Notes with cash instead of common stock. As an incentive to the 2004 Note holders to exchange the 2004 Notes for New Notes, the Company paid each exchanging holder an exchange fee equal to 0.75% of the face value of each New Note exchanged. The Company paid an aggregate exchange fee of $1,125,000. The New Notes are due March 8, 2024 and accrued interest is payable semi-annually in arrears on March 8 and September 8 of each year, which commenced on September 8, 2004. In addition to the interest on the New Notes, after March 8, 2007, the Company will also pay contingent interest during specified six-month periods if the average trading price of the New Notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum. As this contingent interest feature is based on the underlying trading price of the New Notes, the contingent interest qualifies as an embedded derivative. As of December 31, 2006, management determined that the fair value of this contingent interest embedded derivative was not material. The net proceeds from this issuance, after deducting offering expenses, were approximately $145.4 million. Financing costs of $4.6 million were incurred with the original issuance and $1,125,000 with the exchange, which are being amortized on a straight-line basis over the life of the notes and are included in other assets in the consolidated balance sheet.

Upon conversion, the Company will deliver, for each New Note, consideration (the “conversion value”) having a value equal to the product of the conversion rate (initially, approximately 45.1467, subject to adjustment) multiplied by the average of the closing price of our common stock on the Nasdaq Global

Select Market on each of the five consecutive trading days beginning on the third trading day following the conversion date of New Notes (the “applicable stock price”). This consideration value will be paid in cash (the “required cash amount”) in an amount equal to the lesser of (a) the aggregate principal amount of New Notes on the conversion date or (b) the conversion value, and the remainder will be paid in shares of our common stock. The number of shares to be delivered will equal (a)(i) the conversion value minus (ii) the required cash amount, divided by (b) the applicable stock price. Holders may convert the New Notes only under the following circumstances: (1) during any calendar quarter, if the closing sales price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) if the New Notes have been called for redemption; (3) during the five trading day period immediately following any nine consecutive trading day period in which the trading price of the New Notes per $1,000 principal amount for each day of that period was less than 95% of the product of the closing price of the Company’s common stock and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the New Notes; or (4) the occurrence of specified corporate transactions.

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

The Company had no debt (including under its credit facility) other than the aforementioned notes outstanding at December 31, 2006 or December 31, 2005.

5. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	2006	2005
Employee compensation and benefits	$3,706	$4,111
Product returns	1,568	1,090
Product rebates	1,763	2,441
Sales deductions	4,203	2,802
Accrued royalties	4,960	5,082
Other	2,765	2,956
Total accrued expenses	$18,965	$18,482

6. STOCKHOLDERS’ EQUITY

In July 2002, the Company announced the adoption of a shareholder rights plan. The terms of the plan provide for a dividend of one right to purchase a fraction of a share of a newly created class of preferred stock for each share of common stock outstanding as of the close of business on July 26, 2002, payable on August 9, 2002. The rights expire on July 26, 2012 and may only be exercised if certain conditions are met. Under the Company’s Restated Certificate of Incorporation the Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company, which could have a depressive effect on the market price of the common stock. The Company has no present plan to issue any shares of preferred stock. As of December 31, 2005 and December 31, 2006, there were no shares of preferred stock outstanding.

The Company issued 10,921 and 3,424 shares of common stock under its employee stock purchase plan during 2004 and 2005, respectively. This plan was discontinued June 30, 2005.

In July 2002, the Company announced a share repurchase program. This program authorized the repurchase of up to $8.0 million in common stock until July 2003. Through July 2003, the Company repurchased 823,400 shares of its common stock at an aggregate cost of approximately $2.1 million. In August 2003, the Company’s Board of Directors authorized the repurchase of up to an additional $7.9 million of common stock and extended the repurchase program to August 2004. In September 2003, the Company repurchased 162,225 shares of common stock at an aggregate cost of approximately $1.0 million. Through December 2003, the Company had repurchased a total of 985,625 shares of common stock at an aggregate cost of approximately $3.1 million. During the six months ended June 2004, the Company repurchased a total of 260,000 shares of common stock at an aggregate cost of approximately $4.6 million. All of these shares were retired.

In July 2004, the Company’s Board of Directors authorized a $20.0 million share repurchase program. The new program, which authorizes the repurchase of up to $5.0 million of common stock per quarter, became effective in August 2004, terminating and replacing the $10.0 million share repurchase program authorized by the Company’s Board of Directors in fiscal 2002. In the third quarter of 2004, as part of the then-effective share repurchase program, the Company’s Board of Directors increased the per quarter repurchase cap and authorized the Company to repurchase a total of 731,580 shares of common stock, inclusive of the 500,000 shares of common stock repurchased from one of Dr. Kapoor’s family partnerships, at an aggregate cost of approximately $13.4 million. (At the time, Dr. Kapoor served as a member of the Company’s Board of Directors. He retired from the Board of Directors in December 2006.)These shares have been retired. In the fourth quarter of 2004, as part of the plan that became effective in August 2004, the Company repurchased 65,427 shares of common stock. These shares have been retired. This share repurchase program expired in August 2005.

In December 2004, the Company, with Board of Directors approval, purchased 1.0 million shares of common stock at an aggregate cost of approximately $23.2 million, which was at a fair market value equal to the December 10, 2004 closing price of the Company’s common stock as reported by Nasdaq from certain executives and board members and a significant shareholder of the Company. The Company acquired those shares in part, to establish a pool of authorized shares that will be available for contribution to the Company’s Employee Stock Ownership Plan over time as the Company in its discretion deems appropriate.

The Company adopted a new share repurchase program effective August 3, 2005, that authorized the repurchase of up to $20.0 million of its outstanding shares of common stock over the next twelve months with no periodic sub-limits on the amount of repurchases. In the first quarter of 2005, the Company repurchased 127,169 shares of common stock at an average cost of $16.44 per share, or $2.1 million. In the fourth quarter of 2005, the Company repurchased 300,000 shares of common stock at an average cost of $14.79 per share, or $4.4 million. In the second quarter of 2006, the Company repurchased 334,100 shares of common stock at an average cost of $20.71 per share, or $6.9 million. These shares have been retired. This plan replaced all prior share repurchase plans and expired on August 2, 2006.

The Company adopted a new share repurchase program effective August 3, 2006, that authorizes the repurchase of up to $30.0 million of its outstanding shares of common stock over the next twelve months with no periodic sub-limits on the amount of repurchases. In the third quarter of 2006, the Company repurchased 409,973 shares of common stock at an average cost of $19.19 per share, or $7.9 million. These shares have been retired. This plan replaces all prior share repurchase plans and will expire on August 2, 2007.

7. STOCK BASED COMPENSATION

On February 14, 2000, the Board of Directors and stockholders approved the 2000 Stock Plan (the “2000 Plan”). This plan provides for the granting of incentive stock options, nonqualified stock options, stock awards or stock bonuses, and sales of stock. The 2000 Plan provides for the grants of these options and other awards to officers, directors, full- and part-time employees, advisors and consultants. Only employees may receive incentive stock options. The Company has reserved 3,000,000 shares of common stock for issuance under the 2000 Plan. The Company’s compensation committee administers the 2000 plan and has the sole authority to determine the meaning and application of the terms of the plan and all grant agreements, the persons to whom option or stock grants are made, the nature and amount of option or stock grants, the price to be paid upon exercise of each option, the period within which options may be exercised, the restrictions on stock awards, and the other terms and conditions of awards. All options granted under the 2000 Plan include accelerated vesting provisions in the event of a change in control, as defined in the plan. The 2000 Plan will terminate in February 2010. In May 2002, the Company determined that no additional options will be granted or awarded under this plan. At December 31, 2006, 223,898 options remained issued and outstanding under the 2000 plan.

On May 24, 2002, the Board of Directors and stockholders approved the 2002 Stock Plan (the “2002 Plan”). This plan provides for the granting of incentive stock options, nonqualified stock options, stock awards or stock bonuses, and sales of stock. The 2002 Plan provides for the grants of these options and other awards to officers, directors, full and part-time employees, advisors and consultants. Only full-time employees may receive incentive stock options. The aggregate number of shares available under the 2002 plan shall be seven percent of the outstanding shares of common stock on the last day of the preceding fiscal year less any options already granted under the 2002 Plan up to a maximum of 3,000,000 shares. The Company’s compensation committee administers the 2002 Plan and has the sole authority to determine the meaning and application of the terms of the plan and all grant agreements, the persons to whom option or stock grants are made, the nature and amount of option or stock grants, the price to be paid upon exercise of each option, the period within which options may be exercised, the restrictions on stock awards, and the other terms and conditions of awards. All options granted under the 2002 Plan include accelerated vesting provisions in the event of a change in control, as defined in the plan. On May 7, 2004, the Board of Directors and stockholders approved the amendment and restatement of the 2002 Plan to reserve an additional 1,500,000 shares of common stock for issuance under the Plan. The 2002 Plan will terminate in May 2012. At December 31, 2006, 2,208,475 shares were subject to outstanding stock-based awards under the 2002 Plan, and there are 142,047 shares available for issue pursuant to stock-based awards under the 2002 Plan.

On June 12, 2003, the Board of Directors approved the 2003 Nonqualified Stock Option Plan (the “2003 Plan”). This plan provides for the granting of nonqualified stock options and stock awards or stock bonuses. The 2003 Plan provides for the grants of these options and other awards to full and part-time non-executive employees. The aggregate number of shares available under the 2003 plan is 1,200,000 shares. The Company’s compensation committee administers the 2003 Plan and has the sole authority to determine the meaning and application of the terms of the plan and all grant agreements, the persons to whom option or stock grants are made, the nature and amount of option or stock grants, the price to be paid upon exercise of each option, the period within which options may be exercised, the restrictions on stock awards, and the other terms and conditions of awards. All options granted under the 2003 Plan include accelerated vesting provisions in the event of a change in control, as defined in the plan. The 2003 Plan will terminate in June 2013. At December 31, 2006, 521,516 shares were subject to outstanding stock-based awards were issued and outstanding under the 2003 Plan, and there are 201,820 shares available for issue under the 2003 Plan.

Upon the exercise of outstanding options, the Company became entitled to a tax effected benefit of $7.4 million, $1.0 million and $3.1 million in fiscal 2004, 2005 and 2006, respectively, which represents the tax benefit to the Company for tax deductions for options exercised in each year. The impact of the benefit has been credited to additional paid-in capital.

The Company adopted an employee stock purchase plan on February 14, 2000, which was terminated on June 30, 2005. The purchase plan was intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. The Company had reserved 750,000 shares of common stock for the stock purchase plan. In order to participate in the stock purchase plan, employees were required to meet eligibility requirements, including length of employment. Participating employees were able to direct the Company to make payroll deductions of up to 7.0% of their compensation during an offering period for the purchase of shares of the Company’s common stock. Each offering period was six months. The stock purchase plan provided participating employees with the right, subject to specific limitations, to purchase the Company’s common stock at a price equal to 85.0% of the lesser of the fair market value of the Company’s common stock on the first or last day of the offering period. The Board of Directors had the authority to amend, suspend or discontinue the stock purchase plan as long as the change would not adversely affect participants without their consent and as long as the Company received the stockholder approval required by law.

8.   INCOME TAXES

The income tax provision for the years ended December 31, 2006, 2005 and 2004, respectively, consisted of the following (in thousands):

	2006	2005	2004
Current	$(16,839)	$(14,982)	$(7,397)
Deferred	(4,298)	(4,195)	(5,018)
	$(21,137)	$(19,177)	$(12,415)

A reconciliation of the statutory rate to the effective rate as recognized in the statements of operations is as follows:

	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	1.5	1.9	2.7
International income tax	(4.6)	(3.2)	(5.7)
Change in valuation reserve	(0.0)	(1.6)	0.1
Non-deductible expenses and other	(0.1)	0.7	(0.2)
	31.8%	32.8%	31.9%

Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Deferred tax assets:
Accrued returns	$559	$559
Accrued liabilities and reserves	2,142	2,168
Net operating loss carryforward	43	53
Charitable contributions carryforward	1,778	2,483
Stock based compensation	882	—
Other assets	879	1,180
Total deferred tax assets	$6,283	$6,443
Deferred tax liabilities:
Intangibles	$3,722	$3,027
Interest accrual	11,749	7,539
Other liabilities	579	932
Total deferred tax liabilities	$16,050	$11,498
Valuation allowance	43	43
Net deferred tax liabilities	$(9,810)	$(5,098)

At December 31, 2006, the Company had net operating loss carryforwards for state income tax purposes of less than $0.1 million, tax effected, expiring at various dates through 2024. At December 31, 2006, the Company had charitable contribution carryforwards of $1.8 million, tax effected, expiring at various dates through 2009.

For any deferred tax assets where the Company determines that it is more likely than not that a deferred tax asset would not be recovered, the Company records a valuation allowance. The valuation allowance for deferred tax assets remained at less than $0.1 million in 2006. Before the provision for income taxes, domestic income was $56.7 million and foreign income was $9.7 million for the year ended December 31, 2006.

At December 31, 2006, the Company had an aggregate of $24.6 million of unremitted earnings of foreign subsidiaries that have been or are intended to be permanently reinvested for continued use in foreign operations and that, if distributed, would result in taxes at approximately that U.S. statutory rate.

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

We have also obtained the right of first refusal to negotiate a license to develop and commercialize a future cardiovascular product utilizing the SkyePharma delivery technology. We paid $20.0 million to SkyePharma for these rights. We utilize our sales force to market the product and pay SkyePharma 25% of the product’s net sales which includes cost of goods sold. Further, SkyePharma has contributed $6.2 million toward our sales and marketing efforts, including product samples for the year ended December 31, 2006, and will provide up to an additional $2.0 million in 2007. Over the term of the agreement, upon our achievement of certain sales levels, SkyePharma can receive up to $30.0 million in additional milestone payments.

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

In December 2004, the Company recorded an additional $5.0 million in purchase price for licensing rights of Sular as a result of the Company reaching a performance milestone in the original agreement. This milestone is being amortized over the remaining useful life of the asset. In January 2006, the Company paid Bayer Healthcare AG a milestone payment of $5.0 million for the licensing rights to Sular. In July 2006, the Company’s sales of Sular triggered the final $5.0 million milestone payment to Bayer Healthcare AG. This payment was made in October 2006. These milestone payments will be amortized over the remaining useful life of Sular.

In September 2006, the Company launched Ostiva, an oral prescription nutritional supplement formulation with Metafolin, calcium, Magnesium, Vitamins B6, B12 and Vitamin D that gives women nutritional support to help maintain healthy bones. Under its agreement with Pamlab, LLC, from which it acquired its rights to Ostiva, the Company made a payment of $0.9 million for the launch of Ostiva. Pamlab is also entitled to royalties on net sales, as defined in the agreement. The intangible asset recorded in connection with the acquisition is expected to be amortized over a period of eight years.

In December 2006, the Company entered into a promotional agreement, which has an initial term of five years, with an affiliate of Biovail Corporation to provide promotional support for Zovirax in the United States. Under the terms of the agreement, beginning in the fourth quarter of 2006 the Company will receive revenues consisting of ongoing fixed promotional fees and will be entitled to additional incentive fees after certain dollar baseline targets are met. The Company has capitalized $1.7 million in fees relating to contract acquisition costs. These fees will be expensed over the five year contract term.

In March 2005, the Company acquired the worldwide rights to Fortamet, Altoprev and Ostiva from Andrx Corporation. As of December 31, 2005, the Company has paid Andrx $85.0 million. Andrx is also entitled to royalties on net sales of these products.

With the assistance of valuation experts, the Company allocated the purchase price to the fair value of the various intangible assets acquired from Andrx Corporation (related to Fortamet and Altoprev), which are not deemed to have an indefinite life. Intangible assets are amortized on a straight-line basis over their respective useful lives. The intangible assets recorded in connection with the acquisition of Fortamet and Altoprev is being amortized over a period of 15 years.

The following table reflects the components of all intangible assets as of December 31, 2006 (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Average Life
Licensing rights	$368,674	$(79,734)	$288,940	10 to 20 years
Trade names	11,060	(2,845)	8,215	15 to 20 years
Contracts	8,300	(8,049)	251	5 years
Supply/Distribution agreements	10,350	(4,986)	5,364	10 years
Other intangibles	3,108	(838)	2,270	20 years
Total	$401,492	$(96,452)	$305,040

The following table reflects the components of all intangible assets as of December 31, 2005 (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Average Life
Licensing rights	$356,040	$(59,642)	$296,398	10 to 20 years
Trade names	11,060	(2,293)	8,767	15 to 20 years
Contracts	8,300	(6,492)	1,808	5 years
Supply/Distribution agreements	10,350	(3,951)	6,399	1 to 10 years
Other intangibles	3,108	(682)	2,426	20 years
Total	$388,858	$(73,060)	$315,798

Amortization is calculated on a straight-line basis over the estimated useful life of the intangible asset. Estimated annual amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year ending December 31,
2007	$22,593
2008	22,342
2009	22,342
2010	22,342
2011	22,342

10.   LICENSE AGREEMENTS AND PRODUCT RIGHTS

In January 1999, the Company acquired exclusive rights in the U.S. to Robinul and Robinul Forte tablets from American Home Products Corporation. The Company must pay royalties on net sales under its license agreement with American Home Products. The Company entered agreements with Mikart, dated April 23, 1999 and January 21, 2001, for Mikart to become qualified under applicable regulations to manufacture and supply the Company’s requirements for Robinul. Mikart became qualified by the FDA to manufacture Robinul on December 3, 2001 and began supplying the Robinul products to the Company in December 2001. Under these agreements, Mikart will manufacture the products until either party elects not to renew. The current renewal term expires April 23, 2008 unless either party provides the other with written notice not to renew. The agreement with Mikart requires that the Company purchase certain designated minimum quantities.

In December 2001, the Company entered into a license agreement with Wyeth-Ayerst Canada Inc. and Whitehall-Robins Inc. under which the Company acquired rights to have the product manufactured and to market and sell Robinul and Robinul Forte in Canada. The Company will pay Wyeth-Ayerst Canada a royalty on net sales of Robinul in Canada. We do not currently have plans to market or sell Robinul or Robinul Forte in Canada.

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

In March 2002, the Company acquired exclusive U.S. rights to distribute and sell Sular from AstraZeneca PLC and Bayer Health. We paid $184.3 million in cash, including $0.6 million in acquisition costs, plus the assumption of liabilities of $1.9 million related to the return of product shipped prior to the acquisition date. In December 2002, we increased our estimates for assumed liabilities by $0.7 million. Under the asset purchase agreement, we acquired the regulatory approval to sell Sular in the U.S., current inventory, licensing rights to certain intellectual property, marketing materials for the promotion, advertising and marketing of Sular in the U.S., study materials relating to clinical studies of Sular, and certain of AstraZeneca’s contracts relating to the marketing, sale and distribution of Sular. We were required to pay AstraZeneca up to an additional $20.0 million upon achievement of certain sales milestones through February 2005. As of December 31, 2004, we calculated that we owed AstraZeneca $5.0 million for reaching these milestones which we paid in March 2005. We did not owe nor make any other milestone payments in 2006.

In March 2002, we also entered into a ten-year agreement with Bayer, which appoints us as the exclusive party to sell and distribute Sular in the U.S., provides us with the rights to sell Sular under certain patents and other technical information owned by Bayer, assigns us the Sular trademark, and provides for the manufacture and supply of Sular to us. We pay Bayer for the manufacture and supply of Sular on a unit basis. The unit price to us for Sular may adjust based upon changes in the net revenue per unit that we recognize in the sale of Sular. We must also pay Bayer an additional $10.0 million upon the achievement of a certain sales milestone for Sular if a sales threshold is achieved during the ten year term of the agreement. In December 2005, we amended our agreement with Bayer. The amended agreement modified the applicable milestones and increased protection from foreign exchange rate fluctuations. In January 2006, we owed $5.0 million to Bayer under the amended agreement. This payment was made in

January 2006. In July 2006, the Company’s sales of Sular triggered the final $5.0 million milestone payment to Bayer Healthcare AG. This payment was made in October 2006. Under the amended agreement, we must purchase minimum quantities of Sular from Bayer through March 2007 and we must obtain the consent of Bayer prior to selling another product containing the active ingredient in Sular.

In March 2005, the Company licensed and purchased certain rights to the type 2 diabetes prescription medication Fortamet and the cholesterol medication Altoprev from Andrx Laboratories. We paid $50.0 million for the Fortamet rights at closing and have paid $35.0 million for the Altoprev rights, a portion of which is subject to Andrx’s continuing ability to satisfy certain manufacturing service levels. We (i) purchased the Fortamet and Altoprev trademarks, worldwide marketing rights to Fortamet and Altoprev, certain Fortamet inventory, and marketing materials for the promotion, advertising and marketing of Fortamet and Altoprev, (ii) assumed certain of Andrx’s contracts relating to the sale of Fortamet and Altoprev and (iii) will pay Andrx a percentage of the net revenues associated with Fortamet and Altoprev on an ongoing basis. We also entered into an exclusive license agreement for the intellectual property associated with Fortamet and Altoprev on an ongoing basis.

We further entered into a long-term manufacturing and supply agreement appointing Andrx as manufacturer of Fortamet and Altoprev. The terms of the agreement require us to pay Andrx for the manufacture of Fortamet and Altoprev on a per unit basis for a ten year term, subject to Andrx’s ability to terminate as of the conclusion of the seventh year. The unit price may adjust based on changes in the cost of the active pharmaceutical ingredients as well as changes in an annual inflationary index.

In May 2004, the Company entered into an agreement with SkyePharma PLC granting us the exclusive license for a term of at least 15 years to market and distribute a fenofibrate product in the U.S. that was approved by the FDA in May 2005. We have since commenced marketing and distribution of this product, labeled Triglide. We have also obtained the right of first refusal to negotiate a license to develop and commercialize a future cardiovascular product utilizing the SkyePharma delivery technology. We paid $20.0 million to SkyePharma for these rights. We utilize our sales force to market the product and pay SkyePharma 25% of the product’s net sales which includes cost of goods sold. Further, SkyePharma has contributed $6.2 million toward our sales and marketing efforts and provided us with free product samples for the year ended December 31, 2006, and will provide up to an additional $2.0 million in 2007. Over the term of the agreement, upon our achievement of certain sales levels, SkyePharma can receive up to $30.0 million in additional milestone payments.

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

In December 2006, the Company entered into a promotional agreement, which has an initial term of five years, with an affiliate of Biovail Corporation to provide promotional support for Zovirax in the United States. Under the terms of the agreement, the Company will receive ongoing promotional fees and will be entitled to additional incentive fees after certain dollar baseline targets are met.

Each of the Company’s third-party manufacturing agreements require that the Company purchase all of their product requirements from the manufacturers that are a party to those agreements.

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

For the Prenate product line, under the terms of the asset purchase agreement, the Company was assigned a contract between Sanofi and Patheon Inc. to manufacture the product line. The Company finalized a new manufacturing agreement with Patheon in 2005 to manufacture Prenate Elite. This agreement expires in January 2009. The Company also assumed a supply and packaging agreement with Banner Pharmacaps Inc. (“Banner”) and Sanofi for the supply and packaging of the products. Under the terms of the supply agreement with Banner, as amended, the Company will pay Banner a royalty on net sales. The agreement with Banner was terminated in December 2004 as the Company discontinued Prenate GT and Prenate Advance. The Company amended its agreement with Pamlab, LLC, the provider of the Prenate line’s Metafolin. Under the amended agreement the Company must meet certain value minimums and pay Pamlab royalties.

The Company uses third-party manufacturers for the production of its products for development and commercial purposes. Given the general under-utilization of resources, the availability of excess capacity for manufacturing in the marketplace, and the lower cost of outsourcing, the Company intends to continue to outsource manufacturing for the near-term.

11.   RETIREMENT PLAN

In 1996, the Company began a qualified defined contribution 401(k) plan, which provides benefits to substantially all employees. The annual contribution, if any, to the trust is at the discretion of the Board of Directors of the Company. Employer contributions to the plan for the years ended December 31, 2004, 2005 and 2006 were $0.6 million, $0.7 million and $0.8 million, respectively.

In 2005, the Company began an Employee Stock Ownership Plan (“ESOP”), which provides benefits to substantially all employees. The annual contribution, if any, to the plan is at the discretion of the Board of Directors of the Company. In February 2006, the Company distributed 200,000 shares to employees under this plan. In the years ended December 31, 2006 and December 31, 2005, the Company recorded $2.7 million and $0.8 million, respectively, in compensation expense for the ESOP. There were no comparative expenses in 2004.

12.   COMMITMENTS AND CONTINGENCIES

In December 2001, the Company entered into a lease agreement for its current warehouse and former corporate headquarters facility. This lease expires in 2009. The total rent expense for the Company was $0.6 million, $0.6 million and $1.5 million for the years ended December 31, 2004, 2005, and 2006 respectively. On February 7, 2006, the Company entered into a new lease agreement for office space  in Atlanta, Georgia for its corporate headquarters. The eight year lease term, cancelable after five years, commenced on July 15, 2006. Lease rates began at $1.0 million per year and escalate during the term to $1.2 million for the eighth year.

The Company relocated its corporate and administrative functions to the new premises, but continues to maintain its warehouse and training functions at its prior facilities.

In December 2005, the Company entered into a new lease agreement for new office space in Dublin, Ireland. This space is leased under a cancelable operating lease that expires in September 2010. The total rent expense for the Company was $25,000 for the year ended December 31, 2006.

The Company leases vehicles for certain employees under non-cancelable lease agreements expiring in 2006. The total vehicle lease expense under the lease agreements for the years ended December 31, 2004, 2005 and 2006 was $2.4 million, $4.3 million and $8.1 million, respectively.

The total minimum future commitments under leases for years succeeding December 31, 2006 is as follows (in thousands):

Period ending December 31,
2007	$7,233
2008	7,257
2009	3,635
2010	1,951
2011	594
Total	$20,670

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

On September 29, 2004, the U.S. District Court for the Northern District of Georgia dismissed, without prejudice, the class action lawsuit. Although the lawsuit was dismissed, the court granted the plaintiffs the right to refile provided that the plaintiffs pay all of the defendant’s fees and costs associated with filing the motion to dismiss the lawsuit. Plaintiffs did not file a second amended complaint as permitted, but instead filed a motion asking the District Court to reconsider its September 29, 2004 order and lift the condition that they must pay defendants’ fees and costs before further amendment. On June 22, 2005, the District Court denied plaintiffs’ motion and gave them another opportunity to amend if they pay defendants’ fees and costs. Once again, plaintiffs chose not to file a second amended complaint. Instead, plaintiffs filed an appeal to the United States Court of Appeals for the Eleventh Circuit. The court has since ruled that Plaintiffs may recast and refile their complaint. The Company shall continue to vigourously defend this action.

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

13.   RELATED-PARTY TRANSACTIONS

In the third quarter of 2004, the Company purchased 500,000 shares of common stock from one of Dr. Kapoor’s, the Company’s (then Chairman of the Board and a principal shareholder), family partnerships, at an aggregate cost of approximately $13.4 million.

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

14.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth summary quarterly financial information for the years ended December 31, 2005 and 2006 (in thousands):

2006 by Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$66,453	$72,399	$74,784	$79,545
Gross profit	57,101	61,853	64,501	69,039
Operating income	13,212	14,840	17,335	19,324
Net income	9,127	10,172	12,301	13,644
Earnings per share:
Basic	$0.26	$0.29	$0.35	$0.39
Diluted	$0.23	$0.27	$0.34	$0.38

2005 by Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$40,957	$49,816	$58,718	$66,867
Gross profit	33,788	42,463	49,950	56,826
Operating income	11,475	12,025	15,854	19,546
Net income	7,588	8,004	10,634	12,983
Earnings per share:
Basic	$0.22	$0.23	$0.30	$0.37
Diluted	$0.19	$0.20	$0.26	$0.32

15.   SUBSEQUENT EVENTS

On February 6, 2007, the Company announced that it entered into an agreement with privately held Galephar Pharmaceutical Research to develop and market a combination of fenofibrate and pravastatin to treat mixed dyslipidemia. Mixed dyslipidemia is the presence of elevated levels of “bad” low-density lipoprotein (LDL) cholesterol and triglycerides and low levels of “good” high-density lipoproteins (HDL) cholesterol in the blood.

Under the terms of the agreement, the Company will have exclusive rights to bring this combination therapy to market in the U.S., Mexico and Canada. The Company will be responsible for the Phase III clinical trials and all regulatory filings with the FDA and expects to use data from clinical trials that were conducted in Europe to supplement its regulatory filing in the U.S. The Company plans to begin enrolling patients in a pivotal Phase II efficacy and safety clinical trial in the U.S. in the first half of 2007. The Company will pay to Galephar an upfront fee of $3.0 million, which will be expensed as research and development in the first quarter of 2007, plus a milestone payment after FDA approval of $3.0 million, and royalties on future product sales, if any.

SCHEDULE II

SCIELE PHARMA, INC.

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(IN THOUSANDS)

Classification		Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance End of Year
2004	Accounts receivable allowances	546	4,229	(4,026)	749
	Allowance for product returns	3,813	6,410	(8,660)	1,563
	Allowance for product rebates	3,173	9,553	(10,695)	2,031
	Allowance for sales deductions	1,114	25,781	(24,346)	2,549
2005	Accounts receivable allowances	749	34,832	(33,154)	2,427
	Allowance for product returns	1,563	8,228	(8,701)	1,090
	Allowance for product rebates	2,031	14,079	(13,669)	2,441
	Allowance for sales deductions	2,549	12,550	(12,297)	2,802
2006	Accounts receivable allowances	2,427	25,490	(25,907)	2,010
	Allowance for product returns	1,090	9,148	(8,670)	1,568
	Allowance for product rebates	2,441	12,392	(13,070)	1,763
	Allowance for sales deductions	2,802	30,734	(29,333)	4,203