Form 10-Q
period 2007-03-31
SCIELE PHARMA, INC.
filed 2007-04-27
CIK 1106773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[MARK ONE]

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer. See definition of “accelerated filer or large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of April 23, 2007, there were 35,262,014 shares of the Registrant’s Common Stock outstanding.

SCIELE PHARMA, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCIELE PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,192	$45,261
Marketable securities	127,107	121,190
Accounts receivable, net of allowances of $2,030 and $2,010 at March 31, 2007 and December 31, 2006, respectively	58,186	47,551
Inventories	22,277	26,640
Income taxes receivable	769	4,869
Current deferred tax assets	2,557	2,465
Other current assets	28,360	21,091
Total current assets	287,448	269,067
Property and equipment, net	9,250	9,142
Other assets:
Intangibles, net	299,234	305,040
Long term deferred tax assets	93	93
Other	8,505	6,663
Total other assets	307,832	311,796
Total assets	$604,530	$590,005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payable	$19,645	$18,874
Accrued expenses	14,476	18,965
Total current liabilities	34,121	37,839
Long-term liabilities:
Convertible debt	150,000	150,000
Deferred tax liabilities	14,133	12,368
Other long-term liabilities	1,922	1,975
Total liabilities	200,176	202,182
Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized and none outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,011,617 and 35,873,121 issued at March 31, 2007 and December 31, 2006, respectively	36	36
Additional paid-in capital	285,432	282,718
Retained earnings (See Note 12)	140,557	127,768
Accumulated other comprehensive loss	(4,164)	(4,147)
	421,861	406,375
Less: Treasury stock at cost, Common stock, 754,919 and 800,000 shares at March 31, 2007 and December 31, 2006, respectively	(17,507)	(18,552)
Total stockholders’ equity	404,354	387,823
Total liabilities and stockholders’ equity	$604,530	$590,005

The accompanying notes are an integral part of these consolidated financial statements.

SCIELE PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	For The Three Months Ended March 31,
	2007	2006
Net revenues	$82,257	$66,453
Operating costs and expenses:
Cost of revenues	11,053	9,352
Selling, general and administrative expense	39,695	34,516
Depreciation and amortization	6,671	6,514
Research and development expense	5,981	2,860
Total operating costs and expenses	63,400	53,242
Operating income	18,857	13,211
Other (expense) income:
Interest expense	(933)	(765)
Interest income	1,760	912
Total other income	827	147
Income before provision for income taxes	19,684	13,358
Provision for income taxes	6,686	4,232
Net income	$12,998	$9,126
Other comprehensive gain (loss)	(17)	138
Comprehensive income	$12,981	$9,264
Net income per common share:
Basic earnings per common share	$0.37	$0.26
Diluted earnings per common share	$0.36	$0.23
Weighted average common shares outstanding:
Basic	35,170	35,054
Diluted	36,288	42,596

The accompanying notes are an integral part of these consolidated financial statements.

SCIELE PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For The Three Months
	Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$12,998	$9,126
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,671	6,514
Non-cash compensation expense	3,055	2,033
Non-cash interest expense	172	84
Deferred income tax expense	1,555	1,187
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(10,635)	22,348
Inventories	4,363	1,502
Other current assets and other assets	(7,269)	(3,950)
Income taxes receivable	3,891	379
Accrued expenses and other long-term liabilities	(3,819)	(1,694)
Accounts payable	771	262
Net cash provided by operating activities	11,753	37,791
Cash flows from investing activities:
Purchase of products and licenses	(2,832)	(5,000)
Purchase of property and equipment	(905)	(608)
Proceeds from sale of marketable securities	74,803	13,148
Purchase of marketable securities	(80,406)	(37,554)
Net cash used in investing activities	(9,340)	(30,014)
Cash flows from financing activities:
Repurchase of common stock	(448)	—
Reduction in taxes payable—stock option exercises	464	797
Net proceeds from issuance of common stock	715	2,052
Net cash provided by financing activities	731	2,849
Effect of foreign exchange rates on cash	(213)	125
Net change in cash and cash equivalents	2,931	10,751
Cash and cash equivalents, beginning of period	45,261	17,043
Cash and cash equivalents, end of period	$48,192	$27,794

Supplemental cash flow information:
Cash paid for income taxes	$617	$1,781
Cash paid for interest	$1,407	$1,325

The accompanying notes are an integral part of these consolidated financial statements.

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.             Basis of Presentation

The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which management considers necessary for fair presentation of the financial position, results of operations and cash flows of Sciele Pharma, Inc. (the “Company”)  for the interim periods. Certain footnote disclosures normally included in financial statements prepared according to accounting principles generally accepted in the United States of America have been condensed or omitted from these interim financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results for the full year. The interim results should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-30123).

2.             New Accounting Pronouncements

In Februarty 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value for Financial Assets and Financial Liabilities.  This Statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company has not determined the impact, if any, SFAS No. 159 will have on its financial statements.

On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  The adoption of SFAS No. 158 is not expected to have a material impact on the Company’s financial statements.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amends FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:  (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006.   The adoption of SFAS No. 156 did not have a material impact on the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of SFAS No. 155 did not have a material impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN No. 48 scopes out income taxes from SFAS No. 5, Accounting for Contingencies.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.    As a result of the implementation, the Company recognized an increase of approximately $209,000 to reserves for uncertain tax positions.  This increase was accounted for as an adjustment to the beginning balance of retained earnings on the Balance Sheet.  See Note 12, “Income Taxes,” for additional information.

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

3.                                      Stock Based Compensation

At March 31, 2007, the Company had two stock-based compensation plans allowing for the issuance of stock options and restricted shares and an employee stock ownership plan (“ESOP”).  Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) (“SFAS 123R”), “Share-Based Payment”, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.  The Company did not grant any stock options in the three months ended March 31, 2007.  The Company recognized $0.5 million and $0.7 million in stock-based compensation relating to stock options for the three months ended March 31, 2007 and March 31, 2006, respectively.

In 2005, 2006 and through March 31, 2007, the Company issued restricted stock and restricted units to executives and employees. The following table summarizes restricted stock and restricted units outstanding at March  31, 2007 and changes during the three months ended (shares in thousands):

	Number of	Weighted
	Shares	Average
	Subject to	Share
	Issuance	Price
Outstanding at December 31, 2006	1,083	$18.16
Granted	46	24.33
Cancelled	(7)	15.79
Issued	(80)	15.97
Outstanding at March 31, 2007	1,042	$18.32

The restrictions on the restricted stock and restricted units lapse according to one of two schedules.  Under one schedule, the restrictions will lapse when specific key performance objectives have been reached or on the fifth anniversary date of the issuance.  Under the second schedule, the restrictions will lapse 25% annually over four years.   The fair value of the restricted stock and restricted units are expensed over the period during which the restrictions lapse.  For the three months ended March 31, 2007 and March 31, 2006, the Company recognized $1.5 million and $0.7 million, respectively, in deferred compensation expense related to the restricted shares.

The Company’s ESOP provides benefits to substantially all employees.  The annual contribution, if any, to the ESOP is at the discretion of the Board of Directors of the Company.  The Company distributed 45,081 shares and 200,000 shares to the ESOP in the three months ended March 31, 2007 and March 31, 2006, respectively.  In the three months ended March 31, 2007 and March 31, 2006, the Company recognized $1.0 million and $0.6 million, respectively, in compensation expense for the ESOP.

4.             Marketable Securities

The Company classifies its existing marketable securities as available-for-sale. All available-for-sale securities are classified as current as the Company has the ability to use them for current operating and investing purposes. There were no realized losses or gains from marketable securities in the three months ended March 31, 2007 or March 31, 2006. At March 31, 2007, the Company had total net unrealized losses from marketable securities of $0.6 million.  At December 31, 2006, the Company had net unrealized losses from marketable securities of $0.9 million.

The carrying amount of available-for-sale securities and their approximate fair values at March 31, 2007 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal agency obligations	$40,438	$—	$(431)	$40,007
Corporate bonds	87,286	4	(190)	87,100
Total	$127,724	$4	$(621)	$127,107

The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of March 31, 2007 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Federal agency obligations	$24,616	$(117)	$15,390	$(314)	$40,006	$(431)
Corporate bonds	43,917	(80)	6,118	(110)	50,035	(190)
Total	$68,533	$(197)	$21,508	$(424)	$90,041	$(621)

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

The amortized cost and estimated fair value of marketable securities at March 31, 2007 by contractual maturity are shown below (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$100,875	$100,707
Due after one year through three years	22,229	21,837
Due after three years through five years	3,826	3,776
Due after five years	794	787
	$127,724	$127,107

The carrying amount of available-for-sale securities and their approximate fair values at December 31, 2006 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal agency obligations	$52,437	$—	$(663)	$51,774
Corporate bonds	69,685	2	(271)	69,416
Total	$122,122	$2	$(934)	$121,190

5.             Inventories

Inventories consist of purchased pharmaceutical products and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method, and market is considered to be net realizable value. Inventories consist of finished product and bulk product awaiting processing and packaging into finished product. Inventories, net of reserves of $0.3 million and $0.3 million at March 31, 2007 and December 31, 2006, respectively, consisted of (in thousands):

	March 31, 2007	December 31, 2006
Bulk product	$8,508	$8,559
Finished product	13,769	18,081
Total inventories	$22,277	$26,640

6.             Intangible Assets

Intangible assets which are not deemed to have an indefinite life are amortized on a straight line basis over their respective useful lives.

The following table reflects the components of intangible assets as of March 31, 2007 (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Expected Life
Licensing rights	$368,742	$(84,920)	$283,822	10 to 20 years
Trade names	11,060	(2,984)	8,076	15 to 20 years
Supply/Distribution agreements	10,350	(5,245)	5,105	10 years
Other intangibles	3,108	(877)	2,231	20 years
Total	$401,560	$(102,326)	$299,234

The following table reflects the components of all intangible assets as of December 31, 2006 (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Average Life
Licensing rights	$368,674	$(79,734)	$288,940	10 to 20 years
Trade names	11,060	(2,845)	8,215	15 to 20 years
Contracts	8,300	(8,049)	251	5 years
Supply/Distribution agreements	10,350	(4,986)	5,364	10 years
Other intangibles	3,108	(838)	2,270	20 years
Total	$401,492	$(96,452)	$305,040

For the three months ended March 31, 2007, amortization expense related to the intangible assets was $5.9 million. Amortization is calculated on a straight-line basis over the estimated useful life of the intangible asset. Estimated annual amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal year ended December 31:	Amount
2007	$22,603
2008	22,352
2009	22,352
2010	22,352
2011	22,263

7.             Other Long Term Assets

Other long term assets at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Capitalized finance costs	$6,461	$6,634
Deposits	2,044	29
Total other assets	$8,505	$6,663

8.             Accrued Expenses

Accrued expenses at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Employee compensation and benefits	$3,393	$3,706
Product returns	1,231	1,568
Product rebates	1,503	1,763
Sales deductions	2,997	4,203
Accrued royalties	3,761	4,960
Other	1,591	2,765
Total accrued expenses	$14,476	$18,965

9.             Long-term Debt

In March 2004, the Company issued a total of $150.0 million of its 1.75% senior subordinated contingent convertible notes due in 2024 (the “2004 Notes”) in transactions that were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act. In May 2006 and pursuant to a registered exchange offer, the Company exchanged each outstanding 2004 Note with new notes (the “New Notes”) that, among other things, require the Company to redeem the $150.0 million 2004 Notes with cash instead of common stock. As an incentive to the 2004 Note holders to exchange the 2004 Notes for New Notes, the Company paid each exchanging holder an exchange fee equal to 0.75% of the face value of each New Note exchanged.  The Company paid an aggregate exchange fee of $1,125,000. The New Notes are due March 8, 2024 and accrued interest is payable semi-annually in arrears on March 8 and September 8 of each year, which commenced on September 8, 2004. In addition to the interest on the New Notes, after March 8, 2007, the Company will also pay contingent interest during specified six-month periods if the average trading price of the New Notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum. As this contingent interest feature is based on the underlying trading price of the New Notes, the contingent interest qualifies as an embedded derivative. As of March 31, 2007, management determined that the fair value of this contingent interest embedded derivative was not material. The net proceeds from this issuance, after deducting offering expenses, were approximately $145.4 million. Financing costs of $4.6 million were incurred with the original issuance and $1,125,000 with the exchange, which are being amortized on a straight-line basis over the life of the notes and are included in other assets in the consolidated balance sheet.

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

A holder that surrenders New Notes for conversion in connection with certain fundamental changes that occurred prior to March 13, 2007 may be entitled to an increase in the conversion rate. However, in lieu of increasing the conversion rate applicable to those New Notes, the Company may in certain circumstances elect to change its conversion obligation so that, in lieu of delivering cash, and, if applicable, shares of our common stock in respect of such conversion obligation, the

Company will deliver shares of the acquiring company’s common stock. In addition to the events which would constitute a change of control (as defined in the indenture relating to the New Notes), a fundamental change will also include the occurrence of any transaction or event or any series of transactions or events in connection with which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive stock, other securities, other property, assets or cash, unless either:

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

The Company has the option, which began March 13, 2007, to redeem the New Notes at a price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest, including contingent interest, if any.

The holders of the New Notes have the option to require the Company to repurchase the New Notes on March 8 of 2009, 2014 and 2019, and upon a change in control, at a price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest, including contingent interest, if any.

The Company had no debt (including under its credit facility) other than the aforementioned notes outstanding at March 31, 2007 or December 31, 2006.

10.          Credit Agreement

On September 18, 2006, we entered into a senior secured credit agreement (the “Credit Agreement”) with UBS Securities LLC and LaSalle Bank National Association as lead arrangers, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, Regents Bank, Fifth Third Bank and Bank of America, N.A. as co-documentation agents and UBS Loan Finance LLC, as swingline lender. The Credit Agreement provides us and our Cayman subsidiary, Sciele Pharma Cayman Ltd., with a five-year revolving credit facility of up to $100 million, with an option to expand the facility credit line by up to an additional $75 million.

Amounts outstanding under the new credit facility generally bear interest at the lenders’ corporate base rate or LIBOR, plus a specified margin of between 1.75% and 2.5% depending on our ratio of indebtedness to earnings. The Credit Agreement contains customary negative covenants and financial covenants.

Our obligations under the Credit Agreement are secured by a pledge of substantially all of our assets and are guaranteed by substantially all of our subsidiaries that are not borrowers.

We terminated our previous credit agreement with LaSalle Bank National Association, dated February 11, 2003, as subsequently amended, upon entering into the new Credit Agreement.

11.          Share Buyback Program

The Company adopted a new share repurchase program effective August 3, 2006, that authorizes the repurchase of up to $30.0 million of its outstanding shares of common stock over the next twelve months with no periodic sub-limits on the amount of repurchases. This plan replaces all prior share repurchase plans and will expire on August 2, 2007.  In the third quarter of 2006, the Company repurchased 409,973 shares of common stock at an average cost of $19.19 per share, or $7.9 million.  In the first quarter of 2007, the Company repurchased 18,822 shares of common stock at an average cost of $23.87 per share, or $0.4 million. These shares have been retired.  As of March 31, 2007, $21.7 million is available for repurchases under the program.

				Approximate Dollar
	Total		Total Number of	Value of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price	Part of Publicly	Purchased Under
Fiscal Period	Purchased	Per Share	Announced Plans	the Plans

January 1 through January 31, 2007	17,623	$23.90	17,623	$22,697,773
February 1 through February 28, 2007	812	$23.89	812	$21,678,374
March 1 through March 31, 2007	387	$22.53	387	$21,669,654
Total	18,822	$23.87	18,822

12.          Income Taxes

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007.  As a result of the implementation, the Company recognized an increase of approximately $209,000 to reserves for uncertain tax positions.  This increase in reserves was accounted for as an adjustment to the beginning balance of retained earnings on the Balance Sheet.  Including the cumulative effect increase, on January 1, 2007, the Company had approximately $684,000 of total gross unrecognized tax benefits, which includes interest of approximately $140,000.  Of this total, approximately $445,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  The Company recognized interest and/or penalties related to income tax matters in income tax expense.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions.  The Company should not be subject to U.S. federal income tax examinations for tax years before 2003.  Furthermore, the Company should not be subject to state and local examinations before 2001 or foreign tax examinations before 2002.

During 2007, the statute of limitations in certain state and local jurisdictions will expire.  However, the Company does not expect the statute to have a material impact on their tax reserves.

13.          Earnings Per Share

Below is the calculation of basic and diluted net income per share (in thousands except per share data):

	For the three months ended March 31,
	2007	2006
Net income	$12,998	$9,126
Add: Interest expense on contingent convertible debt (net of tax)	—	490
Adjusted net income	$12,998	$9,616
Weighted average common shares outstanding-basic	35,170	35,054
Dilutive effect of stock options and restricted stock	764	770
Dilutive effect of contingent convertible debt	354	6,772
Weighted average common shares outstanding-diluted	36,288	42,596
Basic net income per share:	$0.37	$0.26
Diluted net income per share:	$0.36	$0.23

For the three months ended March 31, 2007 and March 31, 2006, there were 82,225 and 609,055 potential common shares outstanding, respectively, that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

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

The following presents revenues for prescription products by area of treatment:

	For The Three Months Ended March 31,
	2007	2006
Cardiovascular/Diabetes	$56,701	$46,810
Women’s Health	16,568	13,742
Non promoted	8,988	5,901
Net revenues	$82,257	$66,453

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

On September 18, 2006, the Eleventh Circuit Court of Appeals affirmed the District Court’s determination that the Amended Complaint was a “shotgun pleading” which did not satisfy the pleading requirements under the federal rules.  The Court of Appeals, however, disagreed with the remedy ordered by the District Court.  Instead of dismissing the Amended Complaint with a right to further amend if Plaintiffs paid Defendants’ fees and costs, the Court of Appeals held that the District Court should have ordered Plaintiffs to replead under Federal Rule of Civil Procedure 12(e).  The Court of Appeals also held that Plaintiffs’ claims under the Securities Act of 1933 must meet the heightened pleading standards of Federal Rule of Civil Procedure 9(b) because those claims sound in fraud.  Accordingly, the Court of Appeals vacated the District Court’s orders and remanded with instructions to order a repleading. On April 20, 2007, the plaintiffs repled their complaint. No accrual is recorded in the Company’s financial statements related to this case as the Company believes that its risk of loss is remote.

The Company shall continue to vigourously defend this action.

The Company is also involved with other various legal proceedings incident to the course of business. None of these proceedings are expected to have a material adverse effect on the consolidated financial statements.

16.          Subsequent Event

On April 25, 2007, the Company entered into a merger agreement to acquire Alliant Pharmaceuticals, Inc., a privately held pediatric specialty pharmaceutical company headquartered in Alpharetta, Georgia.  The Company will pay $122 million in cash for Alliant, which includes approximately $12 million in indebtedness to be paid at closing. The agreement also includes potential payments of up to $55 million based on meeting certain profit targets and product development targets for Alliant’s products.  The agreement was unanimously approved by each company’s Board of Directors.  This transaction is subject to approval under the Hart-Scott-Rodino Antitrust Improvements Act as well as other customary closing conditions. The transaction is expected to close during the second quarter of 2007.

Alliant’s pediatric product portfolio under promotion includes: Orapred and Orapred ODT for asthma; Allegra Oral Suspension for allergies; Methylin Oral Solution and Methylin Chewable Tablets for attention deficit hyperactivity disorder (ADHD); Lindane for head lice and scabies; and Rondec Syrup and Rondec DM Oral Drops for allergies, coughs and colds.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read with the consolidated financial statements and related footnotes and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-30123). The results discussed below are not necessarily indicative of the results to be expected in any future periods. The following discussion contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ from the statements made.

Overview

Sciele Pharma, Inc. is a pharmaceutical company specializing in sales, marketing and development of branded prescription products focused on Cardiavascular/Diabetes and Women’s Health.  The Company’s Cardiovascular/Diabetes products treat patients with high cholesterol, hypertension, high tryglycerides, unstable angina, and Type 2 Diabetes.  Its Women’s Health products are designed to improve the health and well-being of women of all ages, as well as expectant and nursing mothers and their babies.  Headquartered in Atlanta, Georgia, and founded in 1992, Sciele Pharma employs approximately 800 people.  The Company’s success is based on placing the needs of patients first, improving health and quality of life, and implementing its business platform — an Entrepreneurial Spririt, Innovation, Speed of Execution, Simplicity and Teamwork.  Our key promoted products include:

Cardiology/Diabetes	Women’s Health
Altoprev	OptiNate
Fortamet	Ostiva
Nitrolingual	Ponstel
Triglide	Prenate Elite
Sular	Zovirax

Our current operating plan focuses on maximizing the sales of our existing product portfolio. We also plan to accelerate growth by launching line extensions to our current products and by acquiring or licensing approved products or late stage development products and other businesses. We plan to focus on products that complement our Cardiovascular/Diabetes and Women’s Health categories that will allow us to leverage our existing sales force infrastructure as well as additional therapeutic areas which compliment our existing sales structure.

We currently market and sell 16 products, 10 of which are actively promoted and accounted for approximately 89% of our total sales for the three months ended March 31, 2007. We promote our products through our nationwide sales and marketing force, targeting high-prescribing primary care physicians, endocrinologists, cardiologists, obstetricians and gynecologists.

Results of Operations

Net Revenue.  Net revenue for the quarter ended March 31, 2007 increased $15.8 million or 23.8% to $82.3 million, as compared to $66.5 million for the three months ended March 31, 2006. This increase was primarily the result of increased revenues for promotional products of $12.7 million, resulting from the successful integration of Zovirax, the continued growth of Sular scripts which is attributed to the successful leveraging of our improved managed care position by our sales force, as well as price increases.

Product Overview

	Change in total dispensed prescriptions for the year ended March 31, 2007 compared to the year ended March 31, 2006(a)	Change in new dispensed prescriptions for the year ended March 31, 2007 compared to the year ended March 31, 2006(a)
Sular	14.0%	8.5%
Fortamet	6.7%	(9.0)%
Altoprev	(38.3)%	(46.1)%
Triglide(b)	88.5%	62.7%
Nitrolingual(c)	(3.3)%	(4.1)%
Prenate Elite	(12.0)%	(5.2)%
OptiNate(d)	8.0%	5.5%
Ponstel	(17.0)%	(17.1)%
Ostiva(e)	N/A	N/A
Zovirax (f)	N/A	N/A

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

Net revenues from our Cardiovascular/Diabetes products (namely Sular, Fortamet, Altoprev, Triglide and Nitrolingual) increased $9.9 million, to $56.7 million for the three months ended March 31, 2007, compared to $46.8 million for the three months ended March 31, 2006. The increase was primarily due to the continued growth of Sular and Triglide scripts, was attributed to the successful leveraging of our improved managed care position by our sales force, and price increases implemented during 2006 and 2007.

Net revenues from our promoted Women’s Health products (namely Prenate Elite, OptiNate, Ponstel, Ostiva and Zovirax) increased $2.8 million, to $16.6 million for the three months ended March 31, 2007, compared to $13.7 million for the three months ended March 31, 2006, respectively. This increase is primarily related to the successful launch of our women’s health sales force in the first quarter of 2006, continued growth of our market share for OptiNate, the launch of Ostiva and Zovirax in 2006, and price increases.

Net revenues from our non-promoted products increased $3.1 million, to $9.0 million for the three months ended March 31, 2007 compared to $5.9 million for the three months ended March 31, 2006. The higher other revenues were the result of larger shipments of Furadantin as we experienced delays in product delivery due to manufacturing issues, which were resolved in the first quarter.

                Cost of Revenues.  Cost of revenues for the three months ended March 31, 2007 were $11.1 million compared to $9.4 million for the three months ended March 31, 2006. The increase in cost of revenues is directly related to the increase in units sold and a change in product mix for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

                Gross Margin.  Gross margin for the three months ended March 31, 2007 was 86.6% compared to 85.9% for the three months ended March 31, 2006.  This increase in growth margin for the three months ended March 31, 2007 is the result of a change in product mix and price increases.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $5.2 million, or 15.1%, to $39.7 million for the three months ended March 31, 2007, compared to $34.5 million for the three months ended March 31, 2006. The increase in selling, general and administrative expenses is due primarily to selling expenses which included the Zovirax launch, sales force expansion, the national sales meeting and the increase in royalty and commission expenses related to higher revenues.  Also affecting selling, general and administrative expense was increase in stock compensation expense in the first three months of 2007 related to the acceleration of vesting  for restricted shares.  This acceleration is the result of the achievement of defined goals by the Company.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased $0.2 million to $6.7 million for the three months ended March 31, 2007, compared to $6.5 million for the three months ended March 31, 2006.   This increase is primarily related to the increase in amortizable intangible assets related to the launch Ostiva and Zovirax, as well as the final $5.0 million in Sular milestones incurred in the third quarter of 2006.

The Company believes there are no intangible asset impairments and there were no other asset write-downs as of March 31, 2007.

Research and Development Expense.  Research and development expense increased $3.1 million to $6.0 million for the three months ended March 31, 2007, compared to $2.9 million for the three months ended March 31, 2006. These increases were primarily related to greater activity in the development program for lifecycle management initiatives for our products, which includes the new Sular formulation and the glycopyrrolate formulation for chronic moderate to severe drooling in pediatric patients, as well as management’s increased emphasis on development.

Interest Expense.  Interest expense was $0.9 million for the three months ended March 31, 2007, compared to $0.8 million for the three months ended March 31, 2006. The increase is due to the entry into the new $100 million secured credit facility in September 2006 discussed in note 2 to the consolidated financial statements.

Interest Income.  Interest income was $1.8 million for the three months ended March 31, 2007, compared to $0.9 million for the three months ended March 31, 2006. The increase is primarily due to a higher average cash and marketable securities balance as a result of cash generation from sales and higher returns on current investments.

Provision for Income Taxes.  Income taxes were provided for at a rate of 34.0% for the three months ended March 31, 2007, compared to 31.7% for the three months ended March 31, 2006. This increase in the effective tax rate is due to the change in the mix of tax jurisdictions, both domestic and international, as a result of our implementation of international operations where our income was earned, as well as a change in the ratio of non-deductible expenses to pre-tax income.

Liquidity and Capital Resources

Our liquidity requirements arise primarily from debt service, working capital requirements, product development activities and funding of acquisitions. We have met these cash requirements through cash from operations, borrowings for product acquisitions and the issuance of common stock.

Our cash and cash equivalents were $48.2 million on March 31, 2007. Net cash provided by operating activities for the three months ended March 31, 2007 was $11.8 million. This increase of cash was primarily the result of net income for the quarter of $13.0 million (adjusted for non-cash items of depreciation and amortization of $6.7 million, compensation expense of $3.1 million, deferred income tax expense of $1.6 million and interest expense of $0.2 million), a decrease in inventory of $4.4 million, resulting primarily from the sales of promoted products; a decrease in the income tax receivable of  $3.9 million, resulting primarily from increased pre-tax income and an increase in the effective tax rate; and an increase of accounts payable of $0.8 million, resulting primarily from increased operations. These providers of cash were partially offset by an increase of accounts receivable of $10.6 million, relating to increased net revenues; an increase of other current assets and other assets of $7.3 million and the decrease of accrued expenses and other long-term liabilities of $3.8 million.

Our cash and cash equivalents were $27.8 million on March 31, 2006. Net cash provided by operating activities for the three months ended March 31, 2006 was $37.8 million. This increase of cash was primarily the result of net income for the quarter of $9.1 million (adjusted for non-cash items of depreciation and amortization of $6.5 million, compensation expense of $2.0 million, deferred income tax expense of $1.2 million and interest expense of $0.1 million), a decrease of accounts receivable of $22.4 million, resulting from the receipt of outstanding receivables from the prior year; a decrease in inventory of $1.5 million, resulting from the increase in sales of promoted products; a decrease in the income tax receivable of  $0.4 million, resulting from the increase in pre-tax income; and an increase of accounts payable of $0.3 million, resulting from the increase in operations. These providers of cash were partially offset by an increase of other current assets and other assets of $4.0 million, resulting from an increase in product samples relating to the Company’s new products, and the decrease of accrued expenses and other long-term liabilities of $1.7 million.

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

Net cash used in investing activities for the three months ended March 31, 2007 was $9.3 million. The primary uses of cash the purchases of products and licenses of $2.8 million, purchases of marketable securities of $80.4 million and the purchases of property and equipment of $0.9 million. Partially offsetting these uses of cash were the sales of marketable securities of $74.8 million.

Net cash used in investing activities for the three months ended March 31, 2006 was $30.0 million. The primary uses of cash were related to a Sular milestone of $5.0 million, purchase of marketable securities of $37.5 million and the purchases of property and equipment of $0.6 million. Partially offsetting these uses of cash were the sales of marketable securities of $13.1 million.

Net cash provided by financing activities was $0.7 million for the quarter ended March 31, 2007 resulting from the issuance of common stock under our equity incentive plans for $0.7 million and a reduction in taxes payable related to stock option exercises of $0.4 million.  This provider of cash was partially offset by a repurchase of common stock amounting to $0.4 million.

Net cash provided by financing activities was $2.9 million for the quarter ended March 31, 2006 primarily resulting from the issuance of common stock under our equity incentive plans of $2.1 million and the reduction in taxes payable related to stock option exercises of $0.8 million.

During the three months ended March 31, 2007, there were no borrowings or repayments under our $100 million senior secured credit facility.

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

In March 2004, the Company issued a total of $150.0 million of its 1.75% senior subordinated contingent convertible notes due in 2024 (the “2004 Notes”) in transactions that were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act. In May 2006 and pursuant to a registered exchange offer, the Company exchanged each outstanding 2004 Note with new notes (the “New Notes”), all as more thoroughly described in Note 9 to our financial statements.

On September 18, 2006, we entered into a senior secured credit agreement (the “Credit Agreement”) with UBS Securities LLC and LaSalle Bank National Association as lead arrangers, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, Regents Bank, Fifth Third Bank and Bank of America, N.A. as co-documentation agents and UBS Loan Finance LLC, as swingline lender. The Credit Agreement provides us and our Cayman subsidiary, Sciele Pharma Cayman Ltd., with a five-year revolving credit facility of up to $100 million, with an option to expand the facility credit line by up to an additional $75 million.

Amounts outstanding under the new credit facility generally bear interest at the lenders’ corporate base rate or the LIBOR, plus a specified margin of between 1.75% and 2.5% depending on our ratio of indebtedness to earnings. The Credit Agreement contains customary negative covenants and financial covenants.

Our obligations under the Credit Agreement are secured by a pledge of substantially all of our assets and are guaranteed by substantially all of our subsidiaries that are not borrowers.

We terminated our previous credit agreement with LaSalle Bank National Association, dated February 11, 2003, as subsequently amended, upon entering into the new Credit Agreement.

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

The Company adopted a new share repurchase program effective August 3, 2006, that authorized the repurchase of up to $30.0 million of its outstanding shares of common stock over the next twelve months with no periodic sub-limits on the amount of repurchases. This plan replaces all prior share repurchase plans and will expire on August 2, 2007.  In the third quarter of 2006, the Company repurchased 409,973 shares of common stock at an average cost of $19.19 per share, or $7.9 million.  In the first quarter of 2007, the Company repurchased 18,822 shares of common stock at an average cost of $23.87, or $0.4 million.  These shares have been retired.

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

Critical Accounting Policies

We view our critical accounting policies to be those policies which are very important to the portrayal of our financial condition and results of operations, and require management’s most difficult, complex or subjective judgments. The circumstances that make these judgments difficult or complex relate to the need for management to make estimates about the effect of matters that are inherently uncertain. We believe our critical accounting policies are as follows:

•              Allowance for doubtful accounts.   We are required to estimate the level of accounts receivable recorded on our balance sheet which we assess will ultimately not be paid. Among other things, this assessment requires analysis of the financial strength of our customers, which can be highly subjective. Our policy is to estimate bad debt expense based on prior experience supplemented by a periodic customer specific review when needed. If we over or under estimate the level of accounts receivable that will not be paid, there may be a material impact to our financial statements.

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

•              Product returns.   In the pharmaceutical industry, customers are normally granted the right to return product for a refund if the product has not been used prior to its expiration date, which is typically two to four years from the date of manufacture. Our return policy allows product returns for products within an eighteen-month window from six months prior to the expiration date and up to twelve months after the expiration date. Our return policy conforms to industry standard practices. We believe that we have sufficient data to accurately estimate future returns over the return time period at the time of sale. We are required to estimate the level of sales which will ultimately be returned pursuant to our return policy, and record a related reserve at the time of sale. These amounts are deducted from our gross sales to determine our net revenues. Our estimates take into consideration historical returns of a given product, product specific information provided by our customers and information obtained regarding the levels of inventory being held by our customers, as well as overall purchasing patterns by our customers. Management periodically reviews the reserves established for returns and adjusts them based on actual experience. If we over or under estimate the level of sales which will ultimately be returned, there may be a material impact to our financial statements.

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

•              Intangible assets.   When we acquire the rights to manufacture and sell a product, we record the aggregate purchase price, along with the value of the product related liabilities that we assume, as intangible assets. We use the assistance of valuation experts to help us allocate the purchase price to the fair value of the various intangible assets and related liabilities that we have acquired. Then, we must estimate the economic useful life of each of these intangible assets in order to amortize their cost as an expense in our statement of operations over the estimated economic useful life of the related asset. The factors that drive the actual economic useful life of a pharmaceutical product are inherently uncertain, and include patent protection, physician loyalty and prescribing patterns, competition by products prescribed for similar indications, future introductions of competing products not yet FDA approved, the impact of promotional efforts and many other issues. We use all of these factors in initially estimating the economic useful lives of our products, and we also continuously monitor these factors for indications of appropriate revisions.

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

Developing the provision for income taxes requires significant judgment and expertise in international, federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. Our judgments and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our income tax liabilities in our consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on our financial statements.

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

•              If we are unsuccessful in obtaining or renewing third party payor contracts for our products, we may experience reductions in sales levels and may fail to reach anticipated sales levels;

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

•              Certain of our products have experienced manufacturing issues. If the issues recur and cannot be resolved, our ability to acquire product for sale and sampling will be adversely affected;

•              We may incur unexpected costs in integrating new products into our operations;

•              We may be unable to develop or market line extensions for our products including Prenate, Sular, Triglide, Nitrolingual, Altoprev and Fortamet, or, even if developed, obtain patent protection for our line extensions; further, introductions by us of line extensions of our existing products may require that we make unexpected changes in our estimates for future product returns and reserves for obsolete inventory. If these risks occur, our financial results could be adversely affected;

•              If we have difficulties acquiring new products or rights to market new products from third parties, our financial results could be adversely impacted;

•              Our licensor/supplier can terminate our rights to commercialize Nitrolingual and the 60 dose size of this product has not yet met our expectation;

•              We depend on a small senior management group, the departure of any member of which would likely adversely affect our business if a suitable replacement member could not be retained;

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

•              Side effects or marketing or manufacturing problems with our products could result in product liability claims which could be costly to defend and could result in the withdrawal or recall of products from the market which would adversely effect our business;

•              We rely on operational data obtained from IMS, an industry accepted data source. IMS data may not accurately reflect actual prescriptions (for instance, we believe IMS data does not capture all product prescriptions from some non-retail channels);

•              An adverse judgment in the securities class action litigation in which we and certain current and former directors and executive officers are defendants could have a material adverse effect on our financial results and liquidity;

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

•              We may be found noncompliant with applicable federal, state or international laws, rules or regulations which could result in fines and/or product recalls or otherwise cause us to expend significant resources to correct such non-compliance;

•              Our acquisition of Alliant Pharmaceuticals is subject to certain pre-closing conditions. As such, there is no guaranty that this transaction shall close and if it does not close we will not experience the beneficial results of the acquisition which we expect to receive. If the transaction does close, we cannot assure you that the Alliant products will meet our sales expectations;

•              If generic competitors that compete with any of our products are introduced, our revenues may be adversely affected; and

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

Foreign Currency Exchange Risk

Our purchases of Sular, Triglide and Nitrolingual are made in Euros. Although we did not enter into any forward contracts in the first quarter of 2007, we may eliminate risks from foreign currency fluctuations after the time of shipment of product by entering into forward contracts for these purchases of inventory at the time of product shipments. The Company’s earnings and cash flows could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies.

Market Risk on Investments

The fair value of our investment portfolio would be negatively affected by an increase in interest rates. Since the majority of the Company’s investments are fixed rate interest-bearing securities and therefore subject to the risk of loss in market value from an increase in rates or a change in the underlying risk of the issuers of the notes, the Company’s future earnings and cash flows could be affected adversely if the Company were to sell the securities prior to their maturity date. There were no realized losses from the sale of investments for the quarter ended March 31, 2007. At March 31, 2007, the Company had total net unrealized losses from marketable securities of $0.6 million.

Market Risk on Variable Rate Debt

In connection with borrowings incurred under the senior secured revolving credit facility arranged by UBS Securities LLC, we could experience market risk with respect to changes in the general level of the interest rates and its effect upon our interest expense. Borrowings under this facility bear interest at variable rates. Because such rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, our present exposure to interest rate fluctuations is primarily dependent on rate changes that may occur while borrowings under this credit facility are outstanding. On March 31, 2007 there was no debt outstanding under this facility.

Market Risk on Fixed Rate Debt

The Company’s long-term fixed interest rate senior subordinated contingent convertible notes are also subject to market risk. Fixed rate debt outstanding at March 31, 2007 was $150.0 million with an interest rate of 1.75%. All other things being equal, the fair market value of the Company’s fixed rate debt will increase as rates decline and will decrease as rates rise. The fixed rate notes outstanding totaling $150.0 million at March 31, 2007 had a fair value of $166.9 million based on quoted market rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  These reports are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this report. Our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control over Financial Reporting

There has been no change in our primary internal controls over financial reporting during the first fiscal quarter of 2007, that has materially affected, or is reasonably likely to materially affects our internal controls over financial reporting.

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

On September 18, 2006, the Eleventh Circuit Court of Appeals affirmed the District Court’s determination that the Amended Complaint was a “shotgun pleading” which did not satisfy the pleading requirements under the federal rules.  The Court of Appeals, however, disagreed with the remedy ordered by the District Court.  Instead of dismissing the Amended Complaint with a right to further amend if Plaintiffs paid Defendants’ fees and costs, the Court of Appeals held that the District Court should have ordered Plaintiffs to replead under Federal Rule of Civil Procedure 12(e).  The Court of Appeals also held that Plaintiffs’ claims under the Securities Act of 1933 must meet the heightened pleading standards of Federal Rule of Civil Procedure 9(b) because those claims sound in fraud.  Accordingly, the Court of Appeals vacated the District Court’s orders and remanded with instructions to order a repleading. On April 20, 2007, the plaintiffs repled their complaint.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company adopted a new share repurchase program effective August 3, 2006, that authorizes the repurchase of up to $30.0 million of its outstanding shares of common stock over the next twelve months with no periodic sub-limits on the amount of repurchases. This plan replaces all prior share repurchase plans and will expire on August 2, 2007.  In the third quarter of 2006, the Company repurchased 409,973 shares of common stock at an average cost of $19.19 per share, or $7.9 million.  In the first quarter of 2007, the Company repurchased 18,822 shares of common stock at an average cost of $23.87 per share, or $0.4 million. These shares have been retired.  As of March 31, 2007, $21.7 million is available for repurchases under the program.

				Approximate Dollar
	Total		Total Number of	Value of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price	Part of Publicly	Purchased Under
Fiscal Period	Purchased	Per Share	Announced Plans	the Plans

January 1 through January 31, 2007	17,623	$23.90	17,623	$22,697,773
February 1 through February 28, 2007	812	$23.89	812	$21,678,374
March 1 through March 31, 2007	387	$22.53	387	$21,669,654
Total	18,822	$23.87	18,822

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

31.1	Certifications of President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer, Secretary and Treasurer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Secretary and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIELE PHARMA, INC. (Registrant)

Date: April 27, 2007	By:	/s/ PATRICK P. FOURTEAU
Patrick P. Fourteau President and Chief Executive Officer (principal executive officer)

Date: April 27, 2007	By:	/s/ DARRELL BORNE
Darrell Borne
Executive Vice President, Chief Financial Officer,
Secretary and Treasurer (principal accounting and financial officer)