Form 10-Q
period 2007-06-30
SCIELE PHARMA, INC.
filed 2007-07-31
CIK 1106773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[MARK ONE]

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

☐ Yes   ☒ No

As of July 24, 2007, there were 35,701,059 shares of the Registrant’s Common Stock outstanding.

SCIELE PHARMA, INC.
FORM 10-Q
INDEX

ITEM 1. FINANCIAL STATEMENTS

SCIELE PHARMA, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,168	$45,261
Marketable securities	147,646	121,190
Accounts receivable, net of allowances of $4,652 and $2,010 at June 30, 2007 and December 31, 2006, respectively	61,981	47,551
Inventories	23,095	26,640
Income taxes receivable	2,016	4,869
Current deferred tax assets	2,815	2,465
Other current assets	31,148	21,091
Total current assets	339,869	269,067

Property and equipment, net	15,894	9,142
Other assets:
Intangibles, net	416,499	305,040
Long term deferred tax assets	93	93
Other	24,146	6,663
Total other assets	440,738	311,796
Total assets	$796,501	$590,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payable	$31,638	$18,874
Accrued expenses	24,230	18,965
Total current liabilities	55,868	37,839

Long-term liabilities:
Convertible debt	325,000	150,000
Deferred tax liabilities	2,942	12,368
Other long-term liabilities	1,867	1,975
Total liabilities	385,677	202,182

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized and none outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 37,432,417 and 35,873,121 issued at June 30, 2007 and December 31, 2006, respectively	37	36
Additional paid-in capital	281,891	282,718
Retained earnings (See Note 12)	151,195	127,768
Accumulated other comprehensive loss	(4,792)	(4,147)
	428,331	406,375
Less: Treasury stock at cost, Common stock, 754,919 and 800,000 shares at June 30, 2007 and December 31, 2006, respectively	(17,507)	(18,552)
Total stockholders’ equity	410,824	387,823
Total liabilities and stockholders’ equity	$796,501	$590,005

The accompanying notes are an integral part of these consolidated financial statements.

SCIELE PHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues	$95,662	$72,399	$177,919	$138,852
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	12,825	10,546	23,878	19,898
Selling, general and administrative expense	48,522	36,531	88,217	71,046
Depreciation and amortization	6,352	6,521	13,023	13,035
Research and development expense	8,063	3,961	14,044	6,821

Total operating costs and expenses	$75,762	$57,559	$139,162	$110,800

Operating income	19,900	14,840	38,757	28,052

Other income (expense):
Interest expense	(1,926)	(760)	(2,859)	(1,525)
Interest income	3,400	1,063	5,160	1,975
Loss on extinguishment of debt	(5,256)	—	(5,256)	—

Total other income (expense)	$(3,782)	$303	$(2,955)	$450

Income before provision for income taxes	16,118	15,143	35,802	28,502
Provision for income taxes	5,480	4,971	12,166	9,203

Net income	$10,638	$10,172	$23,636	$19,299
Other comprehensive gain (loss)	(628)	429	(645)	567

Comprehensive income	$10,010	$10,601	$22,991	$19,866

Net income per common share:
Basic earnings per common share	$0.30	$0.29	$0.67	$0.55

Diluted earnings per common share	$0.29	$0.27	$0.65	$0.49

Weighted average common shares outstanding:
Basic	35,411	35,346	35,292	35,201

Diluted	36,761	38,550	36,557	40,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCIELE PHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For The Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$23,636	$19,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,023	13,035
Non-cash compensation expense	5,181	4,415
Non-cash interest expense	379	168
Deferred income tax expense	(3,052)	2,646
Loss on extinguishment of debt	5,256	—
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(11,680)	4,212
Inventories	4,706	2,216
Other current assets and other assets	(6,214)	(691)
Income taxes receivable	2,644	(7,216)
Accrued expenses and other long-term liabilities	(4,518)	1,083
Accounts payable	7,536	2,808
Net cash provided by operating activities	36,897	41,975
Cash flows from investing activities:
Purchase of products and licenses	(818)	(5,000)
Purchase of property and equipment	(7,767)	(1,886)
Advanced payment for product licenses	(9,114)	—
Acquisition of business, net of cash acquired (Note 16)	(113,638)	—
Proceeds from sale of securities	219,801	42,223
Purchase of securities	(252,387)	(61,539)
Net cash used in investing activities	(163,923)	(26,202)
Cash flows from financing activities:
Repurchase of common stock	(14,412)	(6,932)
Financing debt costs	(9,173)	(1,775)
Reduction in taxes payable—stock option exercises	352	2,149
Net proceeds from issuance of common stock	2,083	4,064
Proceeds from long-term debt	325,000	—
Payments on long-term debt	(150,000)	—
Net cash provided by financing activities	153,850	(2,494)
Effect of foreign exchange rates on cash	(917)	521
Net change in cash and cash equivalents	25,907	13,800
Cash and cash equivalents, beginning of period	45,261	17,043
Cash and cash equivalents, end of period	$71,168	$30,843
Non-cash financing transactions:
Issuance of restricted stock	$—	$4,924
Supplemental cash flow information:
Cash paid for income taxes	$11,828	$11,449
Cash paid for interest	$2,108	$1,325

The accompanying notes are an integral part of these consolidated financial statements.

SCIELE PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.             Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Sciele Pharma Inc. (the “Company”) reflect all adjustments (consisting solely of normal recurring adjustments) which management considers necessary for the fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods. Certain footnote disclosures normally included in financial statements prepared according to accounting principles generally accepted in the United States of America have been condensed or omitted from these interim financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results for the full year. The interim results should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-30123).

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

On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  This Statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  The adoption of SFAS No. 158 is not expected to have a material impact on the Company’s financial statements.

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

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN No. 48 scopes out income taxes from SFAS No. 5, Accounting for Contingencies.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.    As a result of the implementation, the Company recognized an increase of approximately $209,000 to reserve for uncertain tax positions.  This increase was accounted for as an adjustment to the beginning balance of retained earnings on the Balance Sheet as of January 1, 2007.  See Note 12, “Income Taxes,” for additional information.

In June 2006, the Emerging Issues Task Force (“EITF”) ratified the consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion No. 22, “Disclosure of Accounting Policies.” Amounts that are allowed to be charged to customers as an offset to taxes owed by a company are not considered taxes collected and remitted. If government-imposed taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. Our policy is to account for taxes collected from customers on a net basis. The adoption EITF 06-3 did not have a material impact on the Company’s financial statements.

In May 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The Statement requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is deemed impracticable, unless the change in accounting relates to the principle method of depreciation, amortization, or depletion for long-lived, non-financial assets in which case the change is accounted for as a change in accounting estimate that is affected by a change in accounting principle.  The Statement is effective for accounting changes and corrections of errors made occurring in fiscal years beginning after December 15, 2005.  The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position or results of operations.

3.                                      Stock Based Compensation

As of June 30, 2007, the Company had one stock-based compensation plan allowing for the issuance of stock options and restricted shares and an employee stock ownership plan (“ESOP”).  Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) (“SFAS 123R”), “Share-Based Payment”, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the six months ended June 30, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.  The Company did not grant any stock options in the six months ended June 30, 2007.  The Company recognized $0.5 million and $1.0 million of stock-based compensation expense for stock options in the three and six months ended June 30, 2007 respectively.  The Company recognized $0.8 million and $1.5 million of stock-based compensation expense for stock options in the three and six months ended June 30, 2006 respectively.

In  2006 and through June 30, 2007, the Company issued restricted stock and restricted units to executives and employees. The following table summarizes restricted stock and restricted units outstanding at June 30, 2007 and changes during the six months ended (shares in thousands):

	Number of Shares Subject to Issuance	Weighted Average Share Price
Outstanding at December 31, 2006	1,083	$18.16
Granted	205	24.69
Cancelled	(8)	15.79
Issued	(97)	17.16
Outstanding at June 30, 2007	1,183	$19.36

The restrictions on the restricted stock and restricted units’ lapse according to one of two schedules. Under one schedule, the restrictions will lapse when specific key performance objectives have been reached or on the fifth anniversary date of the issuance.  Under the second schedule, the restrictions will lapse 25% annually over four years.   The fair value of the restricted stock and restricted units are expensed over the period during which the restrictions lapse.  For the three months ended June 30, 2007 and June 30, 2006, the Company recognized $1.6 million and $0.8 million, respectively, in deferred compensation expenses related to restricted shares. For the six months ended June 30, 2007 and June 30, 2006, the Company recognized $3.1 million and $1.5 million, respectively, in deferred compensation expense related to the restricted shares.

The Company’s ESOP provides benefits to substantially all employees.  The annual contribution, if any, to the ESOP is at the discretion of the Board of Directors of the Company.  The Company distributed 45,081 shares and 200,000 shares to the ESOP in the 2007 and 2006, respectively.  The Company did not recognize any compensation expenses related to the ESOP for the three months ended June 30, 2007, compared to $0.8 million for the 3 months ended June 30, 2006. In the six months ended June 30, 2007 and June 30, 2006, the Company recognized $1.0 million and $1.4 million, respectively, in compensation expense for the ESOP.

4.             Marketable Securities

The Company classifies its existing marketable securities as available-for-sale. All available-for-sale securities are classified as current as the Company has the ability to use them for current operating and investing purposes.

The Company had no realized losses in the six months ended June 30, 2007 and June 30, 2006.  The Company had a total of $0.5 million at June 30, 2007. At December 31, 2006, the Company had net unrealized losses from marketable securities of $0.9 million.  The carrying amount of available-for-sale securities and their approximate fair values at June 30, 2007 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and Federal agency obligations	$22,337	$—	$(390)	$21,947
All other corporate bonds	125,821	—	(122)	125,699
Total marketable securities	$148,158	$—	$(512)	$147,646

The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of June 30, 2007 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Estimated Unrealized Losses	Estimated Fair Value	Estimated Unrealized Losses	Estimated Fair Value	Estimated Unrealized Losses
U.S. Government and Federal agency obligations	$10,109	$(130)	$11,838	$(260)	$21,947	$(390)
Corporate bonds	115,326	(34)	10,373	(88)	125,699	(122)
Total marketable securities	$125,435	$(164)	$22,211	$(348)	$147,646	$(512)

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

The amortized cost and estimated fair value of marketable securities at June 30, 2007 by contractual maturity are shown below (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$115,036	$114,998
Due after one year through three years	29,167	28,725
Due after three years through five years	3,260	3,229
Due after five years	695	694
	$148,158	$147,646

The carrying amount of available-for-sale securities and their approximate fair values at December 31, 2006 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and Federal agency obligations	$52,437	$—	$(662)	$51,775
Corporate bonds	69,685	2	(272)	69,415
Total	$122,122	$2	$(934)	$121,190

5.             Inventories

Inventories consist of purchased pharmaceutical products and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method, and market is considered to be net realizable value. Inventories consist of finished product and bulk product awaiting processing and packaging into finished product.  Inventories, net of reserves of less than $0.1 million and $0.3 million at June 30, 2007 and December 31, 2006, respectively, consisted of (in thousands):

	June 30, 2007	December 31, 2006
Bulk product	$9,109	$8,559
Finished product	13,986	18,081
Total inventories	$23,095	$26,640

6.             Goodwill, Product Rights and Other Intangibles

In June 2007, the Company acquired Alliant Pharmaceuticals, Inc. (“Alliant”) in a transaction accounted for under SFAS No. 141, Business Combinations. Alliant is a specialty pharmaceutical company focused on acquiring, developing and commercializing proprietary products for the pediatric and pediatric specialty markets as noted with additional detail in Note 16.

Intangible assets which are not deemed to have an indefinite life are amortized on a straight line basis over their respective useful lives.

The following table reflects the components of intangible assets as of June 30, 2007 (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Expected Life
Licensing rights	$444,542	$(90,073)	$354,469	5 to 20 years
Trade names	11,060	(3,124)	7,936	15 to 20 years
Supply/Distribution agreements	10,350	(5,503)	4,847	10 years
Other intangibles	3,108	(918)	2,190	20 years
Goodwill—estimated	47,057	—	47,057
Total	$516,117	$(99,618)	$416,499

The following table reflects the components of all intangible assets as of December 31, 2006 (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Average Life
Licensing rights	$368,674	$(79,734)	$288,940	10 to 20 years
Trade names	11,060	(2,845)	8,215	15 to 20 years
Contracts	8,300	(8,049)	251	5 years
Supply/Distribution agreements	10,350	(4,986)	5,364	10 years
Other intangibles	3,108	(838)	2,270	20 years
Total	$401,492	$(96,452)	$305,040

For the three and six months ended June 30, 2007, amortization expense related to the intangible assets was $5.6 million and $11.5 million, respectively. Amortization is calculated on a straight-line basis over the estimated useful life of the intangible asset. Estimated annual amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal year ended December 31:	Amount
2007	$25,737
2008	29,117
2009	29,117
2010	29,117
2011	28,936

7.             Other Long-Term Assets

Other long term assets at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Capitalized finance costs	$9,997	$6,634
Payments for product licenses	7,100	—
Deposits	49	29
Long-term investments	7,000	—
Total other assets	$24,146	$6,663

In May 2007, the Company purchased a $7.0 million equity stake in Plethora Solutions Holding plc (“Plethora”) in conjunction with the closing of the exclusive licensing agreement to market PSD502 for premature ejaculation.  Sciele has purchased 1,772,505 new ordinary shares in Plethora. The Company’s investment in Plethora amounts to approximately 5.6% of the ordinary shares outstanding. Plethora is headquartered in the United Kingdom and is listed on the London Stock Exchange (AIM:PLE).  Per the agreement with Plethora, the shares purchased will not be sold until June 2011.  The investment in Plethora is accounted for under the cost method. The investment is classified as long term securities under other long term assets on the balance sheet.

8.             Accrued Expenses

Accrued expenses at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Employee compensation and benefits	$6,041	$3,706
Product returns	4,845	1,568
Product rebates	1,697	1,763
Sales deductions	3,466	4,203
Accrued royalties	5,293	4,960
Other	2,888	2,765
Total accrued expenses	$24,230	$18,965

9.             Long-term Debt

On May 14, 2007, the Company issued and sold $325 million aggregate principal amount of its 2.625% Contingent Convertible Senior Notes due 2027 (the “2007 Notes”) in a registered offering under the Securities Act of 1933, as amended.  The Notes were initially sold pursuant to an underwriting agreement, dated May 9, 2007, between the Company and UBS Securities LLC, as Representative of the underwriters named therein.  The Notes are due May 15, 2027 and accrued interest is payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2007.  In addition to the interest on the Notes, after May 15, 2012, we are also required to pay contingent interest during specified six-month periods if the average trading price of the Notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum.  In addition, if we default in our reporting obligations under the indenture, we can elect to pay special interest on the Notes at a rate equal to 0.25% per annum as the sole remedy for a specified period of time.

The Notes are our senior unsecured obligations and rank equally in right of payment with each other and with all of our other senior unsecured indebtedness. The Notes will be subordinated in right of payment to all of our existing and future secured indebtedness (to the extent of the value of the collateral securing the same).  The indenture does not contain any restriction on the payment of dividends, the incurrence of indebtedness or the repurchase of our securities, and does not contain any financial covenants.

Conversion Rights.  Holders may convert the Notes only under the following circumstances:

•                  during any calendar quarter, if the closing sales price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter;

•                  if the Notes have been called for redemption;

•                  during the nine trading day period immediately following any five consecutive trading day period in which the trading price of the Notes per $1,000 principal amount for each day of that period was less than 95% of the product of the then applicable conversion rate per $1,000 principal amount of the Notes multiplied by the volume-weighted average price per share of our common stock on that date;

•                  if we issue rights, warrants or options to holders of our common stock that allows such holders to purchase shares of common stock at a price per share less than the average closing sale prices per share for the ten trading days immediately preceding the date such issuance was publicly announced;

•                  if we make a distribution to holders of our common stock and the fair market value of such distribution exceeds 10% of the closing sale price per share on the trading day immediately preceding the date we declare such distribution;

•                  if a fundamental change (defined below) occurs or we are a party to any other consolidation, merger, share exchange, sale of assets or other similar transaction pursuant to which our common stock is subject to conversion into stock, securities or other property (including cash); or

•                  at any time from and including March 15, 2012 to and including May 20, 2012, and any time on or after March 15, 2027.

The Notes will be convertible into cash and, if applicable, shares of our common stock as follows.  Upon conversion, holders will receive, per $1,000 principal amount being converted, a “settlement amount” that is equal to the sum of the “daily settlement amounts” for each of the 30 trading days during the “cash settlement averaging period.”  The “daily settlement amount” for each trading day consists of (i) cash equal to the lesser of $33.33 and the “daily conversion value”; and (ii) to the extent the daily conversion value exceeds $33.33, a number of shares equal to the excess of the daily conversion value over $33.33, divided by the volume-weighted average price per share of our common stock on that trading day. The “cash settlement averaging period” is the 30 consecutive trading days beginning on, and including, the third trading day following the conversion date; provided that if a Note is surrendered for conversion within the period prior to maturity, the cash settlement averaging period is the 30 consecutive trading days beginning on, and including, the 30th scheduled trading day prior to the maturity date. The “daily conversion value” on a given trading day generally means one-thirtieth of the product of the applicable conversion rate and the volume-weighted average price per share of our common stock on that trading day.

The Company will adjust the conversion rate applicable to the Notes in the event we make any cash distributions to holders of our common stock.  The Notes are subject to additional anti-dilution protection that covers stock dividends, subdivisions, combinations and reclassifications of common stock, distributions of certain rights and warrants, distributions in kind and certain issuer tender and exchange offers.  The Company capitalized $9.2 million in association with the issuance of the 2007 Notes.  It will be amortized over the estimated life of the loan.

In March 2004, the Company issued a total of $150.0 million of its 1.75% senior subordinated contingent convertible notes due in 2024 (the “2004 Notes”) in transactions that were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act. In May 2006 and pursuant to a registered exchange offer, the Company exchanged each outstanding 2004 Note with new notes (the “2006 Notes”) that, among other things, require the Company to redeem the $150.0 million 2004 Notes with cash instead of common stock.

In June 2007, the Company redeemed all of its 1.75% Contingent Convertible Senior Subordinated Notes due 2024 with the proceeds from the issuance of the 2007 Notes, in accordance with the indenture dated May 3, 2006.  In addition to the $150 million face value of the bonds, bondholders received a total of 839,930 shares of Company stock, pursuant to the terms of the exchange offer.  The remaining capitalized financing costs associated with the 2006 Notes exchange of $5.3 million were expensed in the second quarter of 2007.

10.          Credit Agreement

On September 18, 2006, we entered into a senior secured credit agreement (the “Credit Agreement”) with UBS Securities LLC and LaSalle Bank National Association as lead arrangers, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, Regents Bank, Fifth Third Bank and Bank of America, N.A. as co-documentation agents and UBS Loan Finance LLC, as swing line lender. The Credit Agreement provides us and our Cayman subsidiary, Sciele Pharma Cayman Ltd., with a five-year revolving credit facility of up to $100 million, with an option to expand the facility credit line by up to an additional $75 million.

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

The Company had no debt outstanding under the credit facility as of June 30, 2007.

11.          Share Buyback Program

The Company adopted a new share repurchase program effective August 3, 2006, that authorizes the repurchase of up to $30.0 million of its outstanding shares of common stock over the next twelve months with no periodic sub-limits on the amount of repurchases. This plan replaces all prior share repurchase plans and will expire on August 2, 2007.  In the third quarter of 2006, the Company repurchased 409,973 shares of common stock at an average cost of $19.19 per share, or $7.9 million.  In the first quarter of 2007, the Company repurchased 18,822 shares of common stock at an average cost of $23.87 per share, or $0.4 million. In the second quarter of 2007, the Company repurchased 567,870 shares of common stock at an average cost of $24.59 per share, or $14.0 million. These shares have been retired.  As of June 30, 2007, $7.7 million is available for repurchases under the program.

Fiscal Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
January 1 through March 31,2007	18,822	$23.87	18,822	$21,669,654
April 1 through April 30, 2007	2,759	$23.61	2,759	$21,604,520
May 1 through May 31, 2007	—	$—	—	$21,604,520
June 1 through June 30, 2007	565,111	$24.59	565,111	$7,707,576
Total	586,692	$24.56	586,692

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

13.          Earnings Per Share

Below is the calculation of basic and diluted net income per share (in thousands except per share data):

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$10,638	$10,172	$23,636	$19,299
Add: Interest expense on the 2004 Notes, net of tax	—	161	—	643

Adjusted net income	$10,638	$10,333	$23,636	$19,942

Weighted average common shares outstanding—basic	35,411	35,346	35,292	35,201
Diluted effect of stock options restricted shares and convertible debt	1,350	3,204	1,265	5,401

Weighted average common shares outstanding—diluted	36,761	38,550	36,557	40,602

Basic earnings per common share:	$0.30	$0.29	$0.67	$0.55

Diluted earnings per common share:	$0.29	$0.27	$0.65	$0.49

For the three months ended June 30, 2007, there were 14,750 potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.  For the six months ended June 30, 2007, there were 81,475 potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive. For the three and six months ended June 30, 2006, there were 112,932 and 577,806 potential common shares outstanding, respectively, that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive. There were no anti-dilutive unvested restricted shares for the three or six months ended June 30, 2007. There were 35,500 and 46,250 shares of unvested restricted stock that were excluded from the diluted net income per share because their effect would have been anti-dilutive for the three and six periods ended June 30, 2006, respectively.

14.          Segment Reporting

The Company is engaged solely in the business of developing, marketing and selling prescription pharmaceutical products. Accordingly, the Company’s business is classified in a single reportable segment, the development, sale and marketing of prescription pharmaceutical products. Prescription products include a variety of branded pharmaceuticals for the treatment of cardiovascular, obstetrical and gynecological, gastroenterological and pediatric related conditions and disorders. Our pediatric products include products for the treatment of allergy and immunology, psychiatry, neurology, urology and infectious diseases.

The following presents revenues for prescription products by area of treatment:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2007	2006	2007	2006
Cardiovascular/Diabetes	$70,265	$58,236	$126,966	$105,046
Women’s Health	19,825	11,426	36,393	25,168
Pediatrics/other	5,572	2,737	14,560	8,638

Net revenues	$95,662	$72,399	$177,919	$138,852

15.          Commitments and Contingencies

The Company, certain former and current officers and directors are defendants in a consolidated securities lawsuit filed on August 22, 2002 in the United States District Court for the Northern District of Georgia. Plaintiffs in the class action alleged in general terms that we violated Sections 11 and 12(a) (a) of the Securities Act of 1933 and that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In an amended complaint, Plaintiffs claim that we issued a series of materially false and misleading statements to the market in connection with our public offering on April 24, 2002 and thereafter relating to alleged “channel stuffing” activities. The amended complaint also alleged controlling person liability on behalf of certain of our officers under Section 15 of the Securities Act of 1933 and Section 20 of the Securities Exchange Act of 1934. Plaintiffs seek an unspecified amount of compensatory damages.

On September 29, 2004, the U.S. District Court for the Northern District of Georgia held that the amended complaint was a “shotgun” pleading because it failed to properly link the allegations with the causes of action.  The court indicated that it would dismiss, without prejudice, the class action lawsuit  unless Plaintiffs amended their complaint to correct the pleading deficiencies and pay all of the  Defendants’  fees and costs associated with filing the motion to dismiss the lawsuit. Plaintiffs did not file a second amended complaint as permitted, but instead filed a motion asking the District Court to lift the condition in its September 29, 2004 order that they must pay Defendants’ fees and costs before further amendment. On June 22, 2005, the District Court denied Plaintiffs’ motion and gave them another opportunity to amend if they paid Defendants’ fees and costs. Once again, Plaintiffs chose not to file a second amended complaint. Instead, Plaintiffs filed an appeal to the United States Court of Appeals for the Eleventh Circuit.

On September 18, 2006, the Eleventh Circuit Court of Appeals affirmed the District Court’s determination that the Amended Complaint was a “shotgun pleading” that did not satisfy the pleading requirements under the federal rules.  The Court of Appeals, however, disagreed with the remedy ordered by the District Court.  Instead of dismissing the Amended Complaint with a right to further amend if Plaintiffs paid Defendants’ fees and costs, the Court of Appeals held that the District Court should have ordered Plaintiffs to replead under Federal Rule of Civil Procedure 12(e).  The Court of Appeals also held that Plaintiffs’ claims under the Securities Act of 1933 must meet the heightened pleading standards of Federal Rule of Civil Procedure 9(b) because those claims sound in fraud.  Accordingly, the Court of Appeals vacated the District Court’s orders and remanded with instructions to order a repleading. On April 20, 2007, Plaintiffs filed a second amended complaint. On June 29, 2007, the Company filed a motion to dismiss  the second amended complaint, which currently is pending.  No accrual is recorded in the Company’s financial statements related to this case as the Company believes that its risk of loss is remote.

The Company shall continue to vigorously defend this action.

The Company is also involved with other various legal proceedings incident to the course of business. None of these proceedings are expected to have a material adverse effect on the consolidated financial statements.

16.          Acquisitions

In June 2007, we acquired Alliant Pharmaceuticals, Inc. (“Alliant”). Alliant is a specialty pharmaceutical company focused on acquiring, developing and commercializing proprietary products for the pediatric and pediatric specialty markets.  While a unique niche, the pediatric market is one of the fastest-growing pharmaceutical sectors. Alliant’s product focus includes the sub-specialties of allergy and immunology, psychiatry, neurology, urology and infectious diseases.

Sciele paid $109.8 million in cash for Alliant, which included approximately $14.1 million in indebtedness.  The agreement also included potential payments of up to $62.5 million based on meeting certain profit targets and product development targets for Alliant’s products, which will be capitalized if realized.  The Company paid $4.8 million in costs related to the acquisition

Alliant’s field force of approximately 85 people, was retained by Sciele and formed Sciele’s new Pediatric sales division. Alliant’s pediatric product portfolio under promotion includes: Orapred ODT for asthma; Allegra Oral Suspension for allergies; Methylin Chewable Tablets for ADHD.

The Alliant acquisition was accounted for as a business purchase combination using the purchase method of accounting under the provision of the SFAS No. 141, Business Combination.  Accordingly, the results of Alliant’s operations have been included in the consolidated financial statements beginning June 13, 2007.  The allocation of consideration for the acquisition requires extensive use of accounting estimates and management’s judgement to allocate the purchase price of tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values.  Management believes the fair values assigned to the assets acquired and liabilities assumed are based on reasonable estimates and assumptions.

The total consideration for the Alliant acquisition is calculated as follows (in thousands):

Net cash consideration to Alliant shareholders	$94,816
Settlement of Alliant indebtedness	14,065
Estimated direct transaction fees and expenses	4,757
$113,638

Purchase Price Allocation.  The purchase price for the Alliant acquisition was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, with excess being allocated to goodwill.  The purchase price allocation is preliminary pending the contingency noted above and potential adjustment to estimated fair values.  As of June 30, 2007 the purchase price is allocated as follows (in thousands):

Accounts receivable	$2,750
Inventory	1,161
Other current assets	1,703
Intangible assets	75,800
Other assets	19
Goodwill—estimated	47,057
Less: Current liabilities	(14,852)
Net assets acquired	$113,638

Identifiable Intangible Assets.   Acquired identifiable intangible assets include licensing and promotion rights, Trade names, supply and distribution agreements and customer relationships . The amounts assigned to each class of identifiable intangible assets and estimated useful lives (in years) as summarizes as follows (in thousands):

	Useful Life	Fair Value
Licensing and promotion rights	5 to 15 years	$75,800
Net assets acquired	5 to 15 years	$75,800

Fair values of identified intangible assets were estimated by performing a discounted cash flow analysis using the “income” approach. This method utilizes forecasts of direct revenues and costs associated with each respective identifiable intangible asset valued and include charges for the use of contributory assets employed to generate future income streams over each intangibles expected useful life. Net cash flows attributable to each identifiable intangible asset are discounted to their present value at rates commensurate with perceived risks. A partial list of cash flow assumptions utilized for each of the identified intangible assets included consideration of existing operating margins, the number of existing and potential competitors, product pricing patterns, product market share analysis, product approval dates and product launch dates. A partial list of considerations utilized in developing estimates of expected useful lives included the effects of competition, customer attrition rates, consolidation within the industry and generic product lifecycle estimates.

Assumed Liabilities.   Included in the current liabilities assumed at the acquisition date is a severance accrual of $0.9 million for Alliant employees to be terminated as a result of the acquisition, in accordance with Emerging Issues Task Force Abstract Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.”  As of June 30, 2007, $0.2 million had been paid, resulting in a remaining balance of $0.7 million at June 30, 2007.

Pro Forma Results of Operations.  Unaudited pro forma operating results for the Company, assuming the Alliant Pharmaceuticals, Inc. had occurred as of the beginning of each period presented are as follows (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues	$99,866	$78,874	$189,661	$153,666
Net income	$11,165	$7,645	$16,450	$13,834

Earnings per share:
Basic	$0.32	$0.22	$0.47	$0.39
Diluted	$0.30	$0.20	$0.45	$0.36

The unaudited pro forma results above have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2006.  Additionally these pro forma results are not indicative of future results.

Pro forma results of operations includes net revenues for Lindane of $4.9 million and $11.8 million for the three and six months ended June 30, 2006, respectively, and $1.7 million and $5.4 million for the three and six months ended June 30, 2007, respectively.  Alliant’s rights to distribute Lindane were terminated in May 2007 prior to the acquisition of Alliant by Sciele.

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

Overview

Sciele Pharma, Inc. is a pharmaceutical company specializing in sales, marketing and development of branded prescription products focused on Cardiovascular/Diabetes, Women’s Health, and Pediatric treatment.  The Company’s Cardiovascular/Diabetes products treat patients with high cholesterol, hypertension, high triglycerides, unstable angina, and Type 2 Diabetes.  Its Women’s Health products are designed to improve the health and well-being of women of all ages, as well as expectant and nursing mothers and their babies.  Its Pediatric product focus includes the sub-specialties of allergy and immunology, psychiatry, neurology, urology

and infectious diseases.    Headquartered in Atlanta, Georgia, and founded in 1992, Sciele Pharma employs more than 900 people.  Our key promoted products include:

Cardiology/Diabetes	Women’s Health	Pediatric
Altoprev	OptiNate	Allegra
Fortamet	Ostiva	Methylin
Nitrolingual	Prenate DHA	Orapred
Sular	Prenate Elite
Triglide	Zovirax

Our current operating plan focuses on maximizing the sales of our existing product portfolio. We also plan to accelerate growth by launching line extensions to our current products and by acquiring or licensing approved products or late stage development products and other businesses. We plan to focus on products that complement our Cardiovascular/Diabetes, Women’s Health and Pediatric categories that will allow us to leverage our existing sales force infrastructure as well as additional therapeutic areas which compliment our existing sales structure.

We currently market and sell 20 products, 13 of which are actively promoted and which accounted for approximately 92% of our total sales for the six months ended June 30, 2007. We promote our products through our nationwide sales and marketing force, targeting high-prescribing primary care physicians, endocrinologists, cardiologists, obstetricians and gynecologists, and pediatrics.

Results of Operations

Net Revenue.    Net revenues for the three months ended June 30, 2007 increased $23.3 million or 32% to $95.7 million, as compared to $72.4 million for the three months ended June 30, 2006. Net revenues for the six months ended June 30, 2007 increased $39.0 million or 28% to $177.9 million, as compared to $138.9 million for the six months ended June 30, 2006. Net revenues from our promoted products increased by $20.4 million and $33.1 million for the three and six months ended June 30, 2007, respectively.  This increase is the result of our growth from increased promotion of our products and the continued success in the execution of our marketing strategy.  In addition we have seen the continued growth of Zovirax and Sular scripts which is attributed to the successful leveraging of our improved managed care position by our sales force, as well as price increases.  Net revenues from our non-promoted products increased $2.8 million and $5.9 million for the three and six months ended June 30, 2007, primarily related to larger shipments of Furadantin, due to manufacturing issues resolved in the first quarter of 2007, in the first six months of 2007.  The recent addition of our Pediatric products occurred in the last month of the quarter and also contributed to the increase.

Product Overview

	Change in total dispensed prescriptions for the three months ended June 30, 2007 compared to the three months ended June 30, 2006(a)	Change in new dispensed prescriptions for the three months ended June 30, 2007 compared to the three months ended June 30, 2006(a)
Altoprev	9.7%	8.5%
Fortamet	(4.7)%	(22.8)%
Nitrolingual(c)	(36.0)%	(39.4)%
Sular	59.4%	47.9%
Triglide(b)	3.9%	4.7%
OptiNate(e)	N/A	N/A
Ostiva(f)	(15.1)%	153.2%
Prenate DHA(d)	(4.4)%	3.7%
Prenate Elite	N/A	N/A
Zovirax(g)	N/A	N/A
Allegra	148.0%	(30.4)%
Methylin	N/A	N/A
Orapred	67.9%	67.2%

(a)          Source: IMS’s Next Generation Prescription Services data.

(b)          Triglide was launched in July 2005.

(c)           We believe that IMS data does not capture prescriptions of Nitrolingual from some of the non-retail channels and prescription trends in the non-retail channel which may have a significant impact on the reported change.

(d)          Prenate DHA was launched in June 2007.

(e)           OptiNate was launched in March 2005.

(f)            Ostiva was launched in September 2006.

(g)          We acquired Zovirax marketing rights in December 2006 and launched our promotion in January 2007.

Net revenues from our Cardiovascular/Diabetes products (namely Sular, Fortamet, Altoprev, Triglide and Nitrolingual) were $70.3 million and $127.0 million for the three and six months ended June 30, 2007, compared to $58.2 million and $105.0 million for the three and six months ended June 30, 2006, respectively.  The increase was primarily due to the continued growth of Sular, Nitrolingual Pumpspray, and Triglide, as well as price increases implemented in the first quarter of 2007.  Cardiovascular/diabetes products represented 74% of the Company’s total sales in the second quarter of 2007.

Net revenues from our promoted Women’s Health products (namely Prenate DHA, Prenate Elite, OptiNate, Ponstel, Ostiva and Zovirax), were $19.8 million and $36.4 million for the three and six months ended June 30, 2007 compared to $11.4 million and $25.1 million for the three and six months ended June 30, 2006. This increase is primarily related to the expansion of our women’s health sales force in the first quarter of 2007, which resulted in an increase in Prenate Elite’s market share. In June 2007, the Company launched Prenate DHA, the first and only prescription prenatal vitamin with 300 milligrams of DHA, (from a total 365 mg of Omega-3 fatty acids), which is the highest amount available in a prescription prenatal vitamin. During the first three weeks of the launch, Prenate DHA has gained 3% of the new prescription market and showing a similar growth trend achieved during the initial launch of Prenate Elite.

Net revenues from our Pediatrics/Other products, were $5.6 million and $14.6 million for the three and six months ended June 30, 2007 compared to $2.8 million and $8.7 million for the three and six months ended June 30, 2006.   The increase in revenues for pediatric and non-promoted products were the result of larger shipments of Furadantin as we experienced delays in product delivery due to manufacturing issues, which were resolved in the first quarter, and a continuous strength in our Robinul sales.

Cost of Revenues.    Cost of revenues for the three and six months ended June 30, 2007 were $12.8 million and $23.9 million compared to $10.5 million and $19.9 million for the three and six months ended June 30, 2006, respectively. The increase in cost of revenues is related to the change in product mix, increases in freight costs and the increase in sales for the three and six months ended June 30, 2007 as compared to the equivalent periods ending June 30, 2006.

Gross Margin.    Gross margin for the three and six months ended June 30, 2007 were 86.6% and 86.6% compared to 85.4% and 85.7% for the three and six months ended June 30, 2006, respectively.  This increase in gross margin for the three and six months ended June 30, 2007 is the result of a change in product mix and price increases.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $12.0 million, or 33%, to $48.5 million for the three months ended June 30, 2007 compared to $36.5 million for the three months ended June 30, 2006. Selling, general and administrative expenses increased $17.2 million, or 24%, to $88.2 million for the six months ended June 30, 2007 compared to $71.0 million for the six months ended June 30, 2006. The increase in SG&A expense in the second quarter of 2007 is primarily due to costs associated with the launch of Prenate DHA, the cost of integrating the Alliant sales force, higher royalties and commissions, new marketing programs associated with cardiovascular products.  Also affecting selling, general and administrative expenses was an increase in stock compensation expense in the first three months of 2007 related to the acceleration of vesting for restricted shares.  The acceleration is the result of the achievement of defined goals by the Company.

Depreciation and Amortization Expense.    Depreciation and amortization expense decreased $0.1 million, or 1.5%, to $6.4 million for the quarter ended June 30, 2007 compared to $6.5 million for the quarter ended June 30, 2006. The decrease in amortization expense is related to completing the amortization of a portion of Sular intangible assets in the first quarter of 2007.  This decrease was partially offset by additions of intangibles from Ostiva, Zovirax and the final Sular milestone paid in 2006.  Depreciation and amortization expense remained consistent at $13.0 million for the six months ended June 30, 2007 and June 30, 2006.

The Company believes there are no intangible asset impairments and there were no other asset write-downs as of June 30, 2007.

Research and Development Expense.    Research and development expense increased $4.1 million to $8.1 million for the three months ended June 30, 2007 compared to $4.0 million for the three months ended June 30, 2006, respectively. Research and development expense increased $7.2 million to $14.0 million for the six months ended June 30, 2007 compared to $6.8 million for the same period in 2006.  This increase was primarily related to the clinical trials and regulatory filing of the Company’s new Sular formulation, and Phase III clinical trials of Glycopyrrolate and the Pravastatin/Fenofibrate combination.

Interest Expense.    Interest expense was $1.9 million and $2.9 million for the three and six months ended June 30, 2007 compared to $0.8 million and $1.5 million for the three and six months ended June 30, 2006.  The increase is due to the issuance of the $325 million convertible bonds (see Note 9) as well as the entry into the new $100 million secured credit facility in September 2006 (see Note 10).  The increase was partially offset by the elimination of the interest expense related to our retired $150 million contingent convertible note.

Interest Income.    Interest income was $3.4 million and $5.2 million for the three and six months ended June 30, 2007 compared to $1.1 million and $2.0 million for the three and six months ended June 30, 2006, respectively. The increase is primarily due to higher average cash, due to timing of the new $325 million contingent convertible notes being issued in May and the extinguishment of the $150 million contingent convertible notes in June and the closing of the acquisition of Alliant in June, and marketable securities balance as a result of cash generation from sales and higher returns on current investments.

Other Expense.     Other expense was $5.3 million for the three and six months ended June 30, 2007.  This was related to the retirement of $150 million contingent convertible debt and the write-off of the related capitalized finance costs.  There were no comparative expenses for the same period in 2006.

Provision for Income Taxes.    Income taxes were provided for at a rate of 34.0% and 34.0% for the three and six months ended June 30, 2007, respectively, compared to 32.8% and 32.3% for the three and six months ended June 30, 2006, respectively. This increase in the effective tax rate is due to the change in the mix of tax jurisdictions, both domestic and international, as a result of our implementation of international operations where our income was earned, as well as a change in the ratio of non-deductible expenses to pre-tax income.

Liquidity and Capital Resources

Our cash and cash equivalents were $71.2 million on June 30, 2007 compared to $45.3 million in the prior year. Net cash provided by operating activities for the six months ended June 30, 2007 was $36.9 million. This source of cash was primarily the result of net income of $23.6 million resulting primarily from the sales of our promoted products, an increase in accounts payable of $7.5 million primarily related to increased business volume, a decrease in inventory of $4.7 million primarily related to increased sales and an decrease of $2.6 million in income taxes receivable related primarily to the estimated tax payments for the year. Additional providers of cash include non-cash items of depreciation and amortization of $13.0 million, stock based compensation expenses of $5.2 million primarily related the restricted shares, interest expense of $0.4 million primarily related to capitalized financing costs on our new debt and a $5.3 million loss on the remaining capitalized financing costs related to the extinguishment our old debt. Partially offsetting these providers of cash were uses of cash including an increase in accounts receivable of $11.7 million as a result of an increase in overall sales, and an increase in other current assets of $6.2 million as a result of the increase in samples on hand and an increase in prepaid expenses, a $4.5 million increase in accrued expenses and other liabilities, and a decrease in deferred income tax expense of $3.1 million related to estimated tax liability for the year.

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

Net cash used in investing activities for the six months ended June 30, 2007 was $163.9 million. The primary uses of this cash was related to the $113.7 million acquisition of Alliant (see Note 16 to the Company’s unaudited financial statements for the three and six months ended June 30, 2007), $0.8 million for the purchase of products and product licenses, the purchase of securities of $252.4 million, advance payments for product licenses of $9.1 million and the acquisition of property plant and equipment of $7.8 million, primarily for the construction of a manufacturing line for Sular of $5.1 million and new computer and audio-visual systems for the home office.  The uses of cash were offset by proceeds from the sale of securities of $219.8 million.

Net cash used in investing activities for the six months ended June 30, 2006 was $26.2 million. The primary uses of this cash was for the purchase of marketable securities of $61.5 million which was $42.2 million in maturing investments that were reinvested upon maturity, and $19.3 million of investment of cash generated from operations, the purchase of property and equipment, primarily for new office furniture and computer systems for the new home office, of $1.9 million, and $5.0 million for a milestone payment to Bayer.

Net cash provided in financing activities was $153.9 million for the six months ended June 30, 2007 primarily resulting from the issuance of $325.0 million contingent convertible senior notes, $2.1 million from the issuances of common stock related to shares issued in connection with the retirement of the $150 million convertible notes and executive and employee stock options and restricted shares, and $0.4 million for a non-cash reduction in taxes payable relating to stock options.  Partially offsetting the cash proceeds was  the retirement of the $150.0 million senior subordinated contingent convertible notes, the repurchase of our common stock for $14.4 million and $9.2 millions in capitalizable debt cost related to the issuance of the $325 million notes costs associated with the exchange of the contingent convertible debt, discussed in footnote 10 of our financial statements.

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

During the six months ended June 30, 2007, there were no borrowings or repayments under our $100 million senior secured credit facility.

We believe that our cash on hand, cash we expect to generate from our operations and available under our revolving credit facility will be sufficient to fund these working capital requirements, at least for the next twelve months. However, in the event that we make significant acquisitions, we may need to raise additional funds through additional borrowings or the issuance of debt or equity securities, or both. Some of our supply agreements contain minimum purchase requirements. We do not expect that meeting those requirements will result in the acquisition of excessive inventory. We expect we will also experience growth in our accounts receivable as our sales increase.

On May 14, 2007, the Company issued and sold $325 million aggregate principal amount of its 2.625% Contingent Convertible Senior Notes due 2027 (the “2007 Notes”) in a registered offering under the Securities Act of 1933, as amended.  The Notes were initially sold pursuant to an underwriting agreement, dated May 9, 2007, between the Company and UBS Securities LLC, as Representative of the underwriters named therein, all as more thoroughly described in Note 10 to our financial statements.

In June 2007, following the closing of its 2.625% Contingent Convertible Senior Notes Due 2027, the Company redeemed all of its 1.75% Contingent Convertible Senior Subordinated Notes Due 2024 with the proceeds from the issuance of the 2007 Notes, in accordance with the indenture dated May 3, 2006.  In addition to the $150 million face value of the bonds, bondholders received a total of 839,930 shares of Company stock, pursuant to the terms of the exchange offer.

On September 18, 2006, we entered into a senior secured credit agreement (the “Credit Agreement”) with UBS Securities LLC and LaSalle Bank National Association as lead arrangers, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, Regents Bank, Fifth Third Bank and Bank of America, N.A. as co-documentation agents and UBS Loan Finance LLC, as swing line lender. The Credit Agreement provides us and our Cayman subsidiary, Sciele Pharma Cayman Ltd., with a five-year revolving credit facility of up to $100 million, with an option to expand the facility credit line by up to an additional $75 million.

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

The Company adopted a new share repurchase program effective August 3, 2006, that authorizes the repurchase of up to $30.0 million of its outstanding shares of common stock over the next twelve months with no periodic sub-limits on the amount of repurchases. This plan replaces all prior share repurchase plans and will expire on August 2, 2007.  In the third quarter of 2006, the Company repurchased 409,973 shares of common stock at an average cost of $19.19 per share, or $7.9 million.  In the first quarter of 2007, the Company repurchased 18,822 shares of common stock at an average cost of $23.87 per share, or $0.4 million. In the second quarter of 2007, the Company repurchased 567,870 shares of common stock at an average cost of $24.59 per share, or $14.0 million. These shares have been retired.  As of June 30, 2007, $7.7 million is available for repurchases under the program.

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

Critical Accounting Policies

We view our critical accounting policies to be those policies which are very important to the portrayal of our financial condition and results of operations, and require management’s most difficult, complex or subjective judgments. The circumstances that make these judgments difficult or complex relate to the need for management to make estimates about the effect of matters that are inherently uncertain. We believe our critical accounting policies are as follows:

•              Allowance for doubtful accounts.   We are required to estimate the level of accounts receivable recorded on our balance sheet which we assess will ultimately not be paid. Among other things, this assessment requires analysis of the financial strength of our customers which can be highly subjective. Our policy is to estimate bad debt expense based on prior experience supplemented by a periodic customer specific review when needed. If we over or under estimate the level of accounts receivable that will not be paid, there may be a material impact to our financial statements.

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

•              Product returns.   In the pharmaceutical industry, customers are normally granted the right to return product for a refund if the product has not been used prior to its expiration date which is typically two to four years from the date of manufacture. Our return policy allows product returns for products within an eighteen-month window from six months prior to the expiration date and up to twelve months after the expiration date. Our return policy conforms to industry standard practices. We believe that we have sufficient data to accurately estimate future returns over the return time period at the time of sale. We are required to estimate the level of sales which will ultimately be returned pursuant to our return policy and record a related reserve at the time of sale. These amounts are deducted from our gross sales to determine our net revenues. Our estimates take into consideration historical returns of a given product, product specific information provided by our customers and information obtained regarding the levels of inventory being held by our customers, as well as overall purchasing patterns by our customers. Management periodically reviews the reserves established for returns and adjusts them based on actual experience. If we over or under estimate the level of sales which will ultimately be returned, there may be a material impact to our financial statements.

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

Forward Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties.  Actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

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

•              Side effects or marketing or manufacturing problems with our products could result in product liability claims which could be costly to defend and could result in the withdrawal or recall of products from the market which would adversely affect our business;

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

•              We may not experience the beneficial results of the Alliant acquisition which we expect to receive and the Alliant products may not meet our sales expectations;

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

Foreign Currency Exchange Risk

Our purchases of Sular, Triglide and Nitrolingual are made in Euros. Although we did not enter into any forward contracts in the second quarter of 2007, we may eliminate risks from foreign currency fluctuations after the time of shipment of product by entering into forward contracts for these purchases of inventory at the time of product shipments. The Company’s earnings and cash flows could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies.

Market Risk on Investments

The fair value of our investment portfolio would be negatively affected by an increase in interest rates. Since the majority of the Company’s investments are fixed rate interest-bearing securities and therefore subject to the risk of loss in market value from an increase in rates or a change in the underlying risk of the issuers of the notes, the Company’s future earnings and cash flows could be affected adversely if the Company were to sell the securities prior to their maturity date. There were no realized losses from the sale of investments for the quarter ended June 30, 2007. At June 30, 2007, the Company had total net unrealized losses from marketable securities of $0.5 million.

Market Risk on Variable Rate Debt

In connection with borrowings incurred under the senior secured revolving credit facility arranged by UBS Securities LLC, we could experience market risk with respect to changes in the general level of the interest rates and its effect upon our interest expense. Borrowings under this facility bear interest at variable rates. Because such rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, our present exposure to interest rate fluctuations is primarily dependent on rate changes that may occur while borrowings under this credit facility are outstanding. On June 30, 2007, there was no debt outstanding under this facility.

Market Risk on Fixed Rate Debt

The Company’s long-term fixed interest rate senior subordinated contingent convertible notes are also subject to market risk. Fixed rate debt outstanding at June 30, 2007 was $325 million with an interest rate of 2.625%. All other things being equal, the fair market value of the Company’s fixed rate debt will increase as rates decline and will decrease as rates rise. The fixed rate notes outstanding totaling $325 million at June 30, 2007 had a fair value of $330.9 million based on quoted market rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  These reports are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this report. Our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control over Financial Reporting

There have been no material changes in Sciele Pharma’s primary internal controls over financial reporting during the second fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, Sciele Pharma’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company, certain former and current officers and directors are defendants in a consolidated securities lawsuit filed on August 22, 2002 in the United States District Court for the Northern District of Georgia. Plaintiffs in the class action alleged in general terms that we violated Sections 11 and 12(a) (a) of the Securities Act of 1933 and that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In an amended complaint, Plaintiffs claim that we issued a series of materially false and misleading statements to the market in connection with our public offering on April 24, 2002 and thereafter relating to alleged “channel stuffing” activities. The amended compliant also alleged controlling person liability on behalf of certain of our officers under Section 15 of the Securities Act of 1933 and Section 20 of the Securities Exchange Act of 1934. Plaintiffs seek an unspecified amount of compensatory damages.

On September 29, 2004, the U.S. District Court for the Northern District of Georgia held that the amended complaint was a “shotgun” pleading because it failed to properly link the allegations with the causes of action.  The court indicated that it would dismiss, without prejudice, the class action lawsuit  unless Plaintiffs amended their complaint to correct the pleading deficiencies and pay all of the  Defendants’  fees and costs associated with filing the motion to dismiss the lawsuit. Plaintiffs did not file a second amended complaint as permitted, but instead filed a motion asking the District Court to lift the condition in its September 29, 2004 order that they must pay Defendants’ fees and costs before further amendment. On June 22, 2005, the District Court denied Plaintiffs’ motion and gave them another opportunity to amend if they paid Defendants’ fees and costs. Once again, Plaintiffs chose not to file a second amended complaint. Instead, Plaintiffs filed an appeal to the United States Court of Appeals for the Eleventh Circuit.

On September 18, 2006, the Eleventh Circuit Court of Appeals affirmed the District Court’s determination that the Amended Complaint was a “shotgun pleading” that did not satisfy the pleading requirements under the federal rules.  The Court of Appeals, however, disagreed with the remedy ordered by the District Court.  Instead of dismissing the Amended Complaint with a right to further amend if Plaintiffs paid Defendants’ fees and costs, the Court of Appeals held that the District Court should have ordered Plaintiffs to replead under Federal Rule of Civil Procedure 12(e).  The Court of Appeals also held that Plaintiffs’ claims under the Securities Act of 1933 must meet the heightened pleading standards of Federal Rule of Civil Procedure 9(b) because those claims sound in fraud.  Accordingly, the Court of Appeals vacated the District Court’s orders and remanded with instructions to order a repleading. On April 20, 2007, Plaintiffs filed a second amended complaint. On June 29, 2007, the Company filed a motion to dismiss  the second amended complaint, which currently is pending.  No accrual is recorded in the Company’s financial statements related to this case as the Company believes that its risk of loss is remote.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company adopted a new share repurchase program effective August 3, 2006, that authorizes the repurchase of up to $30.0 million of its outstanding shares of common stock over the next twelve months with no periodic sub-limits on the amount of repurchases. This plan replaces all prior share repurchase plans and will expire on August 2, 2007.  In the third quarter of 2006, the Company repurchased 409,973 shares of common stock at an average cost of $19.19 per share, or $7.9 million.  In the first quarter of 2007, the Company repurchased 18,822 shares of common stock at an average cost of $23.87 per share, or $0.4 million. In the second quarter of 2007, the Company repurchased 567,870 shares of common stock at an average cost of $24.59 per share, or $14.0 million. These shares have been retired.  As of June 30, 2007, $7.7 million is available for repurchases under the program.

Fiscal Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
January 1 through March 31,2007	18,822	$23.87	18,822	$21,669,654
April 1 through April 30, 2007	2,759	$23.61	2,759	$21,604,520
May 1 through May 31, 2007	—	$—	—	$21,604,520
June 1 through June 30, 2007	565,111	$24.59	565,111	$7,707,576
Total	586,692	$24.56	586,692

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2006 annual meeting of stockholders on April 25, 2007.  The stockholders considered three proposals: (1) the election of Class B Directors to the Company’s board of directors for a three year term, (2) the approval of the 2007 Stock Incentive Plan (3) the ratification of the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007.  All three proposals were approved by the stockholders.  The following is certain information with respect to each proposal.

Proposal 1.  The election of Class B directors.

Nominee	Votes For	Votes Withheld
Patrick P. Fourteau	32,776,484	535,278
Jon S. Saxe	30,640,059	2,671,703
Jerry C. Griffin	32,779,011	532,751

The Class B directors will serve a three year term.  The term of office of the following directors continued after the meeting:

Class A Directors	Class C Directors
Jerry N. Ellis	Pierre Lapalme
William J. Robinson
Patrick J. Zenner

Proposal 2.  The approval of the 2007 Stock Incentive Plan

Votes For: 32,779,236	Votes Against: 532,526	Non Votes: 1,953,330	Abstentions: 0

Proposal 3.  The ratification of the appointment of BDO Seidman, LLP.

Votes For: 28,032,347	Votes Against: 2,475,388	Non Votes: 4,725,922	Abstentions: 31,437

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

4.1

Form of Indenture, dated as of May 14, 2007, by and between Sciele Pharma, Inc. and LaSalle Bank National Association as Trustee (incorporated by reference to Exhibit 4.1 on Form 8-K as filed May 15, 2007).

4.2	Form of 2.625% Contingent Convertible Senior Note due 2027 (incorporated by reference to Exhibit 4.2 on Form 8-K filed May 15, 2007).
10.1

Agreement and Plan of Merger dated April 24, 2007, between Sciele Pharma, Inc., Sciele Pharma Acquisition Corporation, Alliant Pharmaceuticals, Inc., The Shareholders of Alliant Pharmaceuticals, Inc., and John N. Kapoor as the shareholder representative (incorporated by reference to Exhibit 10.1 on Form 8-K filed April 27, 2007).

10.2	First Amendment to Agreement and Plan of Merger dated June 12, 2007 (incorporated by reference to Exhibit 10.1 on Form 8-K filed June 13, 2007).
31.1	Certifications of Chief Executive Officer and President pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer, Secretary and Treasurer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Secretary and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIELE PHARMA, INC. (Registrant)

Date: July 30, 2007	By:	/s/ PATRICK P. FOURTEAU
Patrick P. Fourteau
Chief Executive Officer and President (principal executive officer)

Date: July 30, 2007	By:	/s/ DARRELL BORNE
Darrell Borne
Executive Vice President, Chief Financial Officer, Secretary and Treasurer (principal accounting and financial officer)