Form 10-Q
period 2007-09-30
SCIELE PHARMA, INC.
filed 2007-10-31
CIK 1106773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[MARK ONE]

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

☐ Yes   ☒ No

As of October 24, 2007, there were 35,648,529 shares of the Registrant’s Common Stock outstanding.

SCIELE PHARMA, INC.
FORM 10-Q
INDEX

SCIELE PHARMA, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$156,273	$45,261
Marketable securities	47,943	121,190
Accounts receivable, net of allowances of $2,853 and $2,010 at September 30, 2007 and December 31, 2006, respectively	73,872	47,551
Inventories	24,879	26,640
Income taxes receivable	9,932	4,869
Current deferred tax assets	4,553	2,465
Other current assets	34,649	21,091
Total current assets	352,101	269,067

Property and equipment, net	19,235	9,142
Other assets:
Intangibles, net	423,082	305,040
Long term deferred tax assets	150	93
Other	29,574	6,663
Total other assets	452,806	311,796
Total assets	$824,142	$590,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payable	$39,355	$18,874
Accrued expenses	28,992	18,965
Total current liabilities	68,347	37,839

Long-term liabilities:
Convertible debt	325,000	150,000
Deferred tax liabilities	4,659	12,368
Other long-term liabilities	1,804	1,975
Total liabilities	399,810	202,182

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized and none outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,396,573 and 35,873,121 issued at September 30, 2007 and December 31, 2006, respectively	36	36
Additional paid-in capital	281,190	282,718
Retained earnings (See Note 13)	165,044	127,768
Accumulated other comprehensive loss	(4,431)	(4,147)
	441,839	406,375
Less: Treasury stock at cost, Common stock, 754,919 and 800,000 shares at September 30, 2007 and December 31, 2006, respectively	(17,507)	(18,552)
Total stockholders’ equity	424,332	387,823
Total liabilities and stockholders’ equity	$824,142	$590,005

The accompanying notes are an integral part of these consolidated financial statements.

SCIELE PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues	$99,372	$74,784	$277,291	$213,636
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	13,304	10,283	37,182	30,181
Selling, general and administrative expense	47,061	35,912	135,278	106,958
Depreciation and amortization	7,587	6,752	20,610	19,787
Research and development expense	9,262	4,502	23,306	11,323

Total operating costs and expenses	77,214	57,449	216,376	168,249

Operating income	22,158	17,335	60,915	45,387

Other income (expense):
Interest expense	(2,964)	(864)	(5,823)	(2,389)
Interest income	2,321	1,399	7,481	3,374
Other	—	(44)	(5,256)	(44)

Total other income (expense)	(643)	491	(3,598)	941

Income before provision for income taxes	21,515	17,826	57,317	46,328
Provision for income taxes	7,666	5,525	19,832	14,728

Net income	$13,849	$12,301	$37,485	$31,600
Other comprehensive gain (loss)	361	1,127	(284)	1,694

Comprehensive income	$14,210	$13,428	$37,201	$33,294

Net income per common share:
Basic earnings per common share	$0.39	$0.35	$1.06	$0.90

Diluted earnings per common share	$0.38	$0.34	$1.03	$0.82

Weighted average common shares outstanding:
Basic	35,752	35,043	35,425	35,147

Diluted	36,466	36,014	36,451	39,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCIELE PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For The Nine Months
	Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$37,485	$31,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,610	19,787
Loss on sale of securities	—	43
Loss on disposal of property and equipment	—	172
Non-cash compensation expense	7,105	6,466
Non-cash interest expense	1,149	282
Deferred income tax expense	(2,966)	3,668
Loss on extinguishment of debt	5,256	—
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(24,286)	5,094
Inventories	1,910	4,148
Other current assets and other assets	(12,923)	1,385
Income taxes receivable	(5,272)	(4,609)
Accrued expenses and other	205	4,413
Accounts payable	13,995	1,845
Net cash provided by operating activities	42,268	74,294
Cash flows from investing activities:
Purchases and advanced payments for products and licenses	(16,819)	(5,600)
Purchase of property and equipment	(12,542)	(3,175)
Proceeds from sale of property and equipment	—	51
Acquisition of business, net of cash acquired	(113,777)	—
Proceeds from sale of marketable securities	320,768	94,936
Purchase of equity investments	(12,221)	—
Purchase of securities	(246,662)	(131,086)
Net cash used in investing activities	(81,253)	(44,874)
Cash flows from financing activities:
Repurchase of common stock	(21,416)	(14,804)
Financing debt costs	(9,441)	(3,758)
Reduction in taxes payable—stock option exercises	1,963	2,149
Net proceeds from issuance of common stock	4,591	4,370
Proceeds from long-term debt	325,000	—
Payments on long-term debt	(150,000)	—
Net cash provided by (used in) financing activities	150,697	(12,043)
Effect of foreign exchange rates on cash	(700)	1,214
Net increase in cash and cash equivalents	111,012	18,591
Cash and cash equivalents, beginning of period	45,261	17,043
Cash and cash equivalents, end of period	$156,273	$35,634
Non-cash financing transactions:
Issuance of restricted stock	$——	$5,879
Supplemental Cash Flow Information:
Cash paid for income taxes	$25,931	$13,507
Cash paid for interest	$2,108	$2,689

The accompanying notes are an integral part of these consolidated financial statements.

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.             Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Sciele Pharma, Inc. (the “Company”) reflect all adjustments which management considers necessary for the fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods. Certain footnote disclosures normally included in financial statements prepared according to accounting principles generally accepted in the United States of America have been condensed or omitted from these interim financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results for the full year. The interim results should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-30123).

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

On September 15, 2006 the FASB issued SFAS No. 157, Fair Value Measurements.  The Statement provides guidance for using fair value to measure assets and liabilities.  This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The Statement does not expand the use of fair value in any new circumstances.  It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has not determined the impact, if any, SFAS No. 157 will have on its financial statements.

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN No. 48 scopes out income taxes from SFAS No. 5, Accounting for Contingencies.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.    As a result of the implementation, the Company recognized an increase of approximately $209,000 to reserve for uncertain tax positions.  This increase was accounted for as an adjustment to the beginning balance of retained earnings on the Balance Sheet as of January 1, 2007.  See Note 13, “Income Taxes,” for additional information.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid  financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of SFAS No. 155 did not have a material impact on the Company’s financial statements.

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

3.                                      Stock Based Compensation

As of September 30, 2007, the Company had one stock-based compensation plan allowing for the issuance of stock options and restricted shares and an employee stock ownership plan (“ESOP”).  Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) (“SFAS 123R”), “Share-Based Payment”, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the nine months ended September 30, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.  The Company did not grant any stock options in the nine months ended September 30, 2007.  The Company recognized $0.4 million and $1.5 million of stock-based compensation expense for stock options in the three and nine months ended September 30, 2007, respectively.  The Company recognized $0.6 million and $2.1 million of stock-based compensation expense for stock options in the three and nine months ended September 30, 2006, respectively.

In  2006 and through September 30, 2007, the Company issued restricted stock and restricted units to board members, executives, and employees. The following table summarizes restricted stock and restricted units outstanding at September 30, 2007 and changes during the nine months ended (shares in thousands):

	Number of Shares Subject to Issuance	Weighted Average Share Price
Outstanding at December 31, 2006	1,083	$18.16
Granted	243	24.69
Cancelled	(60)	21.37
Issued	(119)	18.01
Outstanding at September 30, 2007	1,147	$19.36

The restrictions on the restricted stock and restricted units lapse according to one of two schedules. Under one schedule, the restrictions will lapse when specific key performance objectives have been reached or on the fifth anniversary date of the issuance.  Under the second schedule, the restrictions will lapse 25% annually over four years.   The fair value of the restricted stock and restricted units are expensed over the period during which the restrictions lapse.  For the three months ended September 30, 2007 and September 30, 2006, the Company recognized $1.5 million and $0.8 million, respectively, in deferred compensation expenses related to restricted shares. For the nine months ended September 30, 2007 and September 30, 2006, the Company recognized $4.6 million and $2.4 million, respectively, in deferred compensation expense related to the restricted shares.

The Company’s ESOP provides benefits to substantially all employees.  The annual contribution, if any, to the ESOP is at the discretion of the Board of Directors of the Company.  The Company distributed 45,081 shares and 200,000 shares to the ESOP during the nine-month periods ending September 30, 2007 and September 30, 2006, respectively.  The Company did not recognize any expense related to the ESOP for the three months ended September 30, 2007, compared to $0.6 million for the three months ended September 30, 2006. In the nine months ended September 30, 2007 and September 30, 2006, the Company recognized $1.0 million and $2.1 million, respectively, in compensation expense for the ESOP.

4.             Marketable Securities

The Company classifies its existing marketable securities as available-for-sale. All available-for-sale securities are classified as current as the Company has the ability to use them for current operating and investing purposes.

The Company had no realized losses in the three and nine months ended September 30, 2007 and less than $0.1 million in realized losses for the three and nine months ended September 30, 2006.  The Company had a total of $0.3 million in net unrealized losses at September 30, 2007. At December 31, 2006, the Company had net unrealized losses from marketable securities of $0.9 million.  The carrying amount of available-for-sale securities and their approximate fair values at September 30, 2007 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and Federal agency obligations	$21,146	$1	$(167)	$20,980
All other corporate bonds	27,054	2	(93)	26,963
Total marketable securities	$48,200	$3	$(260)	$47,943

The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of September 30, 2007 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Estimated Unrealized Losses	Estimated Fair Value	Estimated Unrealized Losses	Estimated Fair Value	Estimated Unrealized Losses
U.S. Government and Federal agency obligations	$13,080	$(99)	$6,957	$(68)	$20,037	$(167)
Corporate bonds	14,660	(19)	8,951	(74)	23,611	(93)
Total marketable securities	$27,740	$(118)	$15,908	$(142)	$43,648	$(260)

The Company has determined that its unrealized losses are temporary based on the minor amount of the losses compared to amortized cost and the short duration of the losses, as well as the credit worthiness of the investments. The Company expects that all losses will be recovered, and intends to hold securities to recovery. If market, industry and/or investee conditions deteriorate, we may incur future impairments.

The amortized cost and estimated fair value of marketable securities at September 30, 2007 by contractual maturity are shown below (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,852	$5,844
Due after one year through three years	29,657	29,425
Due after three years through five years	2,734	2,717
Due after five years	9,957	9,957
	$48,200	$47,943

The carrying amount of available-for-sale securities and their approximate fair values at December 31, 2006 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and Federal agency obligations	$52,437	$—	$(662)	$51,775
Corporate bonds	69,685	2	(272)	69,415
Total	$122,122	$2	$(934)	$121,190

5.             Inventories

Inventories consist of purchased pharmaceutical products, and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method, and market is considered to be net realizable value. Inventories consist of both finished product and bulk product awaiting processing and packaging into finished product. Inventories, net of reserves of $0.2 million and $0.3 million at September 30, 2007 and December 31, 2006, respectively, consisted of (in thousands):

	September 30, 2007	December 31, 2006
Bulk product	$9,018	$8,559
Finished product	15,861	18,081
Total inventories	$24,879	$26,640

6.             Goodwill, Product Rights and Other Intangibles

In August 2007, the Company and LifeCycle Pharma received U.S. Food and Drug Administration (“FDA”) approval for LifeCycle Pharma’s novel formulation of fenofibrate in 120-milligram and 40-milligram dosage strengths for the treatment of hyperlipidemia and hypertriglyceridemia. Under the terms of the agreement, the Company has made payments of $9.0 million to LifeCycle Pharma. These payments are classified as licensing rights and will be amortized over the remaining useful life of the asset.

In June 2007, the Company acquired Alliant Pharmaceuticals, Inc. (“Alliant”) in a transaction accounted for under SFAS No. 141, Business Combinations. Alliant was a specialty pharmaceutical company focused on acquiring, developing and commercializing proprietary products for the pediatric and pediatric specialty markets. The Company has recorded approximately $127 million in intangible assets and goodwill for the acquisition of Alliant, which included $114.6 million in purchase price, $1.0 million in transaction costs and $11.4 million in assumed liabilities.

Intangible assets which are not deemed to have an indefinite life are amortized on a straight line basis over their respective useful lives.

The following table reflects the components of intangible assets as of September 30, 2007 (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Expected Life
Licensing rights	$433,070	$(96,209)	$336,861	5 to 20 years
Trade names	11,960	(3,373)	8,587	20 years
Supply/Distribution agreements	10,350	(5,762)	4,588	10 years
Other intangibles	3,177	(965)	2,212	20 years
Goodwill	70,834	—	70,834
Total	$529,391	$(106,309)	$423,082

The following table reflects the components of all intangible assets as of December 31, 2006 (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Average Life
Licensing rights	$368,674	$(79,734)	$288,940	10 to 20 years
Trade names	11,060	(2,845)	8,215	15 to 20 years
Contracts	8,300	(8,049)	251	5 years
Supply/Distribution agreements	10,350	(4,986)	5,364	10 years
Other intangibles	3,108	(838)	2,270	20 years
Total	$401,492	$(96,452)	$305,040

For the three and nine months ended September 30, 2007, amortization expense related to the intangible assets was $6.7 million and $18.2 million, respectively. Amortization is calculated on a straight-line basis over the estimated useful life of the intangible asset. Estimated annual amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal year ended December 31:	Amount
2007	$24,560
2008	26,763
2009	26,763
2010	26,763
2011	26,492

7.             Other Long-Term Assets

Other long term assets at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September, 30, 2007	December 31, 2006
Capitalized finance costs	$8,092	$6,634
Advanced payments for product licenses	9,000	—
Deposits	49	29
Long-term investments	12,433	—
Total other assets	$29,574	$6,663

In May 2007, the Company purchased a $6.4 million equity stake in Plethora Solutions Holding plc (“Plethora”) in conjunction with the closing of the exclusive licensing agreement to market Plethora’s product, PSD502, for premature ejaculation.  Sciele has purchased 1,772,505 new ordinary shares in Plethora. The Company’s investment in Plethora amounts to approximately 5.6% of the ordinary shares outstanding. Plethora is headquartered in the United Kingdom and is listed on the London Stock Exchange (AIM:PLE).  Per the agreement with Plethora, the shares purchased will not be sold until June 2011.  The investment in Plethora is accounted for under the cost method. The investment is classified as long term securities under other long term assets on the balance sheet.

In July 2007, the Company signed an exclusive agreement with Addrenex Pharmaceuticals, Inc. to market, upon approval by the U.S. Food & Drug Administration (FDA), Clonicel, a patented, extended-release formulation of clonidine hydrochloride for the treatment of hypertension and attention deficit and hyperactivity disorder in North America. Under the terms of the agreement, Sciele has purchased a $6 million equity stake in Addrenex and will have the right to increase its equity position.  Sciele will also make regulatory milestone payments of up to $11 million and royalty payments to Addrenex on future product sales.  The investment in Addrenex is accounted for under the cost method. The investment is classified as long term securities under other long term assets on the balance sheet.

8.             Accrued Expenses

Accrued expenses at September 30, 2007 and December 31, 2006 consisted of the following below (in thousands). During the three months ended September 30, 2007, the Company changed its method of accounting for product rebates and increased the estimated liability for product rebates by $1.6 million.

	September 30, 2007	December 31, 2006
Employee compensation and benefits	$8,593	$3,706
Product returns	6,771	1,568
Product rebates	1,586	1,763
Sales deductions	5,384	4,203
Accrued royalties	4,250	4,960
Other	2,408	2,765
Total accrued expenses	$28,992	$18,965

9.             Long-term Debt

On May 14, 2007, the Company issued and sold $325 million aggregate principal amount of its 2.625% Contingent Convertible Senior Notes due 2027 (the “Notes”) in a registered offering under the Securities Act of 1933, as amended.  The Notes were initially sold pursuant to an underwriting agreement, dated May 9, 2007, between the Company and UBS Securities LLC, as representative of the underwriters.  The Notes are due May 15, 2027 and accrued interest is payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2007.  In addition to the interest on the Notes, after May 15, 2012, we are also required to pay contingent interest during specified six-month periods if the average trading price of the Notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum.  In addition, if we default in our reporting obligations under the indenture, we can elect to pay special interest on the Notes at a rate equal to 0.25% per annum as the sole remedy for a specified period of time.

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

The Notes will be convertible into cash and, if applicable, shares of our common stock as follows: Upon conversion, holders will receive, per $1,000 principal amount being converted, a “settlement amount” that is equal to the sum of the “daily settlement amounts” for each of the 30 trading days during the “cash settlement averaging period.”  The “daily settlement amount” for each trading day consists of (i) cash equal to the lesser of $33.33 and the “daily conversion value”; and (ii) to the extent the daily conversion value exceeds $33.33, a number of shares equal to the excess of the daily conversion value over $33.33, divided by the volume-weighted average price per share of our common stock on that trading day. The “cash settlement averaging period” is the 30 consecutive trading days beginning on, and including, the third trading day following the conversion date; provided that if a Note is surrendered for conversion within the period prior to maturity, the cash settlement averaging period is the 30 consecutive trading days beginning on, and including, the 30th scheduled trading day prior to the maturity date. The “daily conversion value” on a given trading day generally means one-thirtieth of the product of the applicable conversion rate and the volume-weighted average price per share of our common stock on that trading day.

The Company will adjust the conversion rate applicable to the Notes in the event we make any cash distributions to holders of our common stock.  The Notes are subject to additional anti-dilution protection that covers stock dividends, subdivisions, combinations and reclassifications of common stock, distributions of certain rights and warrants, distributions in kind and certain issuer tender and exchange offers.  The Company capitalized $9.4 million in association with the issuance of the 2007 Notes.  It will be amortized over the estimated life of the loan.

In March 2004, the Company issued a total of $150.0 million of its 1.75% senior subordinated contingent convertible notes due in 2024 (the “2004 Notes”) in transactions that were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act. In May 2006 and pursuant to a registered exchange offer, the Company exchanged each outstanding 2004 Note with new notes (the “2006 Notes”) that, among other things, required the Company to redeem the $150.0 million 2004 Notes with cash instead of common stock.

In June 2007, the Company redeemed all of its 2006 Notes with the proceeds from the issuance of the Notes, in accordance with the indenture dated May 3, 2006.  In addition to the $150 million face value of the bonds, bondholders received a total of 839,930 shares of Company stock, pursuant to the terms of the exchange offer.  The remaining capitalized financing costs associated with the 2006 Notes exchange of $5.3 million were expensed in the second quarter of 2007.

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

The Company had no debt outstanding under the credit facility as of September 30, 2007.

11.          Share Buyback Program

The Company adopted a share repurchase program effective August 3, 2006, that authorizes the repurchase of up to $30.0 million of its outstanding shares of common stock over the next twelve months with no periodic sub-limits on the amount of repurchases. This plan replaced all prior share repurchase plans and expired on August 2, 2007.  In the third quarter of 2006, the Company repurchased 409,973 shares of common stock at an average cost of $19.19 per share, or $7.9 million.  In the first quarter of 2007, the Company repurchased 18,822 shares of common stock at an average cost of $23.87 per share, or $0.4 million. In the second quarter of 2007, the Company repurchased 567,870 shares of common stock at an average cost of $24.59 per share, or $14.0 million. In the third quarter of 2007, under the old plan, the Company did not repurchase any shares of common stock. All repurchased shares have been retired.

On August 3, 2007, the Company adopted a new share repurchase program authorizing the repurchase of up to $40.0 million of outstanding common stock.  This plan replaces all prior share repurchase plans and will expire on August 2, 2008.  In the third quarter of 2007, the Company repurchased 305,214 shares of common stock at an average cost of  $22.94, or $7.0 million.  These shares have been retired.  As of September 30, 2007, $33.0 million is available for repurchases under the program.

					Approximate Dollar
	Total		Total Number of		Value of Shares
	Number of	Average	Shares Purchased		that May Yet Be
	Shares	Price	as Part of Publicly		Purchased Under
Fiscal Period	Purchased	Per Share	Announced Plans	Plan	the Plans

January 1 through March 31, 2007	18,822	$23.87	18,822	1	$21,669,654
April 1 through June 30, 2007	567,870	$24.59	567,870	1	$7,707,576
July 1 through August 2, 2007	—	$—	—	1	$7,707,576
August 3 through August 31, 2007	209,915	$23.03	209,915	2	$35,164,707
September 1 through September 30, 2007	95,299	$22.74	95,299	2	$32,997,703
Total	891,906	$24.02	891,906

Plan 1 refers to the Share Repurchase Plan effective August 3, 2006 through August 2, 2007.  Plan 2 refers to the Share Repurchase Plan effective August 3, 2007 through August 2, 2008.

12.          Earnings Per Share

Below is the calculation of basic and diluted net income per share (in thousands except per share data):

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$13,849	$12,301	$37,485	$31,600
Add: Interest expense on the old contingent convertible notes, net of tax	—	—	—	653

Adjusted net income	$13,849	$12,301	$37,485	$32,253

Weighted average common shares outstanding—basic	35,752	35,043	35,425	35,147
Diluted effect of stock options restricted shares and convertible debt	714	971	1,026	4,123

Weighted average common shares outstanding—diluted	36,466	36,014	36,451	39,270

Basic earnings per common share:	$0.39	$0.35	$1.06	$0.90

Diluted earnings per common share:	$0.38	$0.34	$1.03	$0.82

For the three months ended September 30, 2007, there were 81,475 potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.  For the nine months ended September 30, 2007, there were 81,475 potential common shares outstanding that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.   There were no shares of unvested restricted stock that were anti-dilutive for the three or nine months ended September 30, 2007.  For the three and nine months ended September 30, 2006, there were 819,429 and 800,681 potential common shares outstanding and 53,500 and 37,000 shares of unvested restricted stock, respectively,  that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

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

14.          Segment Reporting

The Company is engaged solely in the business of developing, marketing and selling prescription pharmaceutical products. Accordingly, the Company’s business is classified in a single reportable segment: the development, sale and marketing of prescription pharmaceutical products. Prescription products include a variety of branded pharmaceuticals for the treatment of cardiovascular and metabolic diseases, women’s health and pediatric health conditions.

The following presents revenues for prescription products by area of treatment:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2007	2006	2007	2006
Cardiovascular/Diabetes	$65,349	$59,594	$192,315	$164,640
Women’s Health	21,316	12,743	57,709	37,882
Pediatrics/other	12,707	2,447	27,267	11,114

Net revenues	$99,372	$74,784	$277,291	$213,636

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

On September 10, 2007, the Company received a Paragraph 4 certification in connection with Sular 40mg indicating that Mylan Laboratories, Inc. wishes to introduce a generic version of this product. The certification relates to U.S. Patent No. 4,892,741 for the product which expires June 8, 2008. As a result, the Company has initiated patent litigation in the United States District Court for the District of Delaware.

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

Cardiology/Diabetes	Women’s Health	Pediatric
Altoprev	Prenate DHA	Allegra
Fortamet	Prenate Elite	Methylin
Nitrolingual	Zovirax	Orapred
Sular
Triglide

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

We currently market and sell 21 products, 11 of which are actively promoted and which accounted for approximately 87.5% of our total sales for the nine months ended September 30, 2007. We promote our products through our nationwide sales and marketing force, targeting high-prescribing primary care physicians, endocrinologists, cardiologists, obstetricians and gynecologists, and pediatrics.

Results of Operations

Net Revenue.    Net revenues for the three months ended September 30, 2007 increased $24.6 million or 33% to $99.4 million, as compared to $74.8 million for the three months ended September 30, 2006. Net revenues for the nine months ended September 30, 2007 increased $63.7 million or 30% to $277.3 million, as compared to $213.6 million for the nine months ended September 30, 2006. Net revenues from our promoted products increased by $21.2 million and $54.9 million for the three and nine months ended September 30, 2007, respectively, as a result of the addition of our new Pediatric products, growth from increased promotion of our pre-existing products, as well as continued success in the execution of our marketing strategy.  In addition we have seen the continued growth of Zovirax and Sular scripts which is attributed to the successful leveraging of our improved managed care position by our sales force, as well as price increases.  Net revenues from our non-promoted product revenues increased by $3.4 million and $8.8 million for the three and nine months ended September 30, 2007, respectively.  The fluctuation for the nine month period ended September 30, 2007 was primarily related to larger Furadantin shipments in the first quarter of 2007, due to manufacturing issues resolved in the first quarter of 2007.

Product Overview

	Change in total dispensed prescriptions for the three months ended September 30, 2007 compared to the three months ended September 30, 2006(a)	Change in new dispensed prescriptions for the three months ended September 30, 2007 compared to the three months ended September 30, 2006(a)
Altoprev	(37.5)%	(44.1)%
Fortamet	(13.4)%	(23.5)%
Nitrolingual(b)	0.7%	0.5%
Sular	5.2%	2.5%
Triglide	31.2%	25.7%
Prenate DHA(c)	N/A	N/A
Prenate Elite	(7.9)%	(7.6)%
Zovirax(d)	N/A	N/A
Allegra	N/A	N/A
Methylin	39.5%	39.3%
Orapred	151.3%	156.2%

(a)           Source: IMS’s Next Generation Prescription Services data.

(b)           We believe that IMS data does not capture prescriptions of Nitrolingual from some of the non-retail channels and prescription trends in the non-retail channel which may have a significant impact on the reported change.

(c)           Prenate DHA was launched in June 2007.

(d)           We acquired Zovirax marketing rights in December 2006 and launched our promotion in January 2007.

Net revenues from our Cardiolovascular and Metabolic products (namely Sular, Fortamet, Triglide, Altoprev and Nitrolingual) were $65.4 million and $192.3 million for the three and nine months ended September 30, 2007, compared to $59.6 million and $164.6 million for the three and nine months ended September 30, 2006, respectively.  The increase was primarily due to the continued growth of Sular, Nitrolingual Pumpspray, and Triglide, as well as price increases implemented in the first quarter of 2007.  Cardiovascular/diabetes products represented 66.0% of the Company’s total sales in the third quarter of 2007.

Net revenues from our Women’s Health products (namely Prenate DHA, Prenate Elite, OptiNate, Zovirax, Ponstel and Ostiva), were $21.3 million and $57.7 million for the three and nine months ended September 30, 2007 compared to $12.7 million and $37.9 million for the three and nine months ended September 30, 2006. This increase is primarily related to the expansion of our women’s health sales force in the first quarter of 2007, which resulted in an increase in Prenate Elite’s market share. In June 2007, the Company launched Prenate DHA, the first and only prescription prenatal vitamin with 300 milligrams of DHA (from a total 365 mg of omega-3 fatty acids) which is the highest amount available in a prescription prenatal vitamin.

Net revenues for our Pediatrics and other products were $12.7 million and $27.3 million for the three and nine months ended September 30, 2007 compared to $2.4 million and $11.1 million for the three and nine months ended September 30, 2006.  The increase in revenues for pediatric and non-promoted products were the result of the Alliant acquisition, larger shipments of Furadantin in the first quarter of 2007, due to manufacturing issues resolved in the first quarter of 2007.

Cost of Revenues.    Cost of revenues for the three and nine months ended September 30, 2007 were $13.3 million and $37.2 million, compared to $10.3 million and $30.2 million for the three and nine months ended September 30, 2006. The increase in cost of revenues is related to the change in product mix, increases in freight costs and the increase in sales for the three and nine months ended September 30, 2007 as compared to the equivalent periods ending September 30, 2006.

Gross Margin.    Gross margin for the three and nine months ended September 30, 2007 were 86.6% and 86.6%, respectively, compared to 86.2% and 85.8% for the three and nine months ended September 30, 2006, respectively.  This increase in gross margin for the three and nine months ended September 30, 2007 is the result of a change in product mix and price increases.

Selling, General and Administrative Expenses.    Selling, general and administrative (“SG&A”) expenses increased $11.2 million, or 31%, to $47.1 million for the three months ended September 30, 2007, compared to $35.9 million for the three months ended September 30, 2006. SG&A expenses increased $28.3 million, or 26%, to $135.3 million for the nine months ended September 30, 2007, compared to $107.0 million for the nine months ended September 30, 2006.  The increase in SG&A expense in the third quarter of 2007 is primarily due to costs associated with the launch of Prenate DHA, the cost of the new Alliant sales force, higher royalties and commissions,  and new marketing programs associated with certain products.  Also affecting SG&A expenses was an increase in stock compensation expense in the first three months of 2007 related to the acceleration of vesting for restricted shares.  The acceleration is the result of the achievement of defined goals by the Company.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased $0.8 million, or 12%, to $7.6 million for the quarter ended September 30, 2007 compared to $6.8 million for the quarter ended September 30, 2006. Depreciation and amortization expense increased $0.8 million, or 4%, to $20.6 million for the nine months ended September 30, 2007 compared to $19.8 million for the nine months ended September 30, 2006.  The increase in amortization expense is primarily related to the addition of our intangibles related to Zovirax, and the final Sular milestone paid in 2006 and the new Pediatric products acquired  in the second quarter of 2007.  The increase was offset by the decrease in amortization expense related to completing the amortization of a portion of Sular intangible assets in the first quarter of 2007.

                Research and Development Expense.    Research and development (“R&D”) expense increased $4.8 million to $9.3 million for the three months ended September 30, 2007 compared to $4.5 million for the three months ended September 30, 2006. R&D expense increased $12.0 million to $23.3 million for the nine months ended September 30, 2007 compared to $11.3 million for the same period in 2006. This increase in the third quarter of 2007, was primarily related to $2.2 million of in-process R&D charges for recently licensed products, completion of Phase III patient enrollments for both Glycopyrrolate and the Pravastatin/Fenofibrate combination, and the expansion of the Company’s clinical and regulatory group. The Company also incurred development expenses related to new Sular formulation in the first six months of 2007.

Interest Expense.    Interest expense was $3.0 million and $5.8 million for the three and nine months ended September 30, 2007 compared to $0.9 million and $2.4 million for the three and nine months ended September 30, 2006.  The increase is due to the issuance of the $325 million convertible bonds (see Note 9) as well as the entry into the new $100 million secured credit facility in September 2006 (see Note 10).  The increase was partially offset by the elimination of the interest expense related to our retired $150 million contingent convertible note.

Interest Income.    Interest income was $2.3 million and $7.5 million for the three and nine months ended September 30, 2007, compared to $1.4 million and $3.4 million for the three and nine months ended September 30, 2006. The increase is primarily due to higher average cash balance, due to timing of the new $325 million contingent convertible notes being issued in May 2007 offset by the extinguishment of the $150 million contingent convertible notes in June 2007 and the closing of the acquisition of Alliant in June 2007. In addition, we have benefited from larger cash generation from sales and higher returns on current investments.

Other Expense.    Other expense was $5.3 million for the nine months ended September 30, 2007.  This was related to the retirement of $150 million contingent convertible debt and the write-off of the related capitalized finance costs in the second quarter of 2007.  There were no comparative expenses for the same period in 2006.

Provision for Income Taxes.    Income taxes were provided for at a rate of 35.6% and 34.6% for the three and nine months ended September 30, 2007, respectively, compared to 31.0% and 31.8% for the three and nine months ended September 30, 2006. This increase in the effective tax rate is due to the change in the mix of tax jurisdictions, both domestic and international, as a result of our implementation of international operations where our income was earned, adjustments recorded into our 2006 tax filings, as well as a change in the ratio of non-deductible expenses to pre-tax income.

Liquidity and Capital Resources

Our cash and cash equivalents were $156.3 million on September 30, 2007 compared to $45.3 million at December 31, 2006. Net cash provided by operating activities for the nine months ended September 30, 2007 was $42.3 million. This source of cash was primarily the result of net income of $37.5 million, resulting primarily from the sales of our promoted products, an increase in accounts payable of $14.0 million, primarily related to increased business volume, a decrease in inventory of $1.9 million, primarily related to increased sales, and an increase in accrued expenses and other long-term liabilities of $0.2 million, primarily related to increased commissions and royalties as a result of increased sales. Additional providers of cash include non-cash items of depreciation and amortization of $20.6 million, stock based compensation expenses of $7.1 million, interest expense of $1.2 million and the loss on the extinguishment of debt of $5.3 million. Partially offsetting these cash providers were cash uses related to an increase in income tax receivable of $5.3 million related primarily to estimated tax payments made during the year, an increase in accounts receivable of $24.3 million, as a result of increase sales, deferred income tax expense of $3.0 million, and an increase in other current assets of $12.9 million.

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

Our cash and cash equivalents were $35.6 million on September 30, 2006 compared to $17.0 million at December 31, 2005. Net cash provided by operating activities for the nine months ended September 30, 2006 was $74.3 million. This source of cash was primarily the result of net income of $31.6 million, resulting primarily from the sales of our promoted products, a decrease in accounts receivable of $5.1 million, as a result of an overall reduction in our days sales outstanding, an increase in accounts payable of $1.8 million, primarily related to increased business volume, a decrease in inventory of $4.1 million, primarily related to improved inventory management, an increase of $1.4 million for other current assets and other assets and an increase of $4.4 million in accrued expenses and other long-term liabilities, primarily related to the $5.0 million milestone payment for Sular which was paid in October 2006 and partially offset by decreases in general accruals.   Additional cash providers include adjustment for non-cash expense items of depreciation and amortization of $19.8 million, stock based compensation expenses of $6.5 million, interest expense of $0.3 million, deferred income tax expenses of $3.7 million, recognized losses on the disposal of property and equipment of $0.2 million and less than $0.1 million for the loss on sale of securities. Partially offsetting these cash providers was an increase in income tax receivable of $4.6 million related primarily to estimated tax payments made during the year.

Net cash used in investing activities for the nine months ended September 30, 2007 was $81.3 million. The primary uses of this cash were related to the $113.8 million purchase of Alliant, net of the cash acquired, the $16.8 million for the purchases and advanced payments for products and licenses, primarily related to the purchase of fenofibrate of $9.0 million, the purchase of securities of  $246.7 million, purchase of equity investments of $12.3 million and the acquisition of property plant and equipment of $12.5 million, primarily for the development of a manufacturing line and new computer and audio-visual systems for the home office.  The uses of cash were offset by proceeds from the sale of securities of $320.7 million.

Net cash used in investing activities for the nine months ended September 30, 2006 was $44.9 million. The principal uses of this cash were for the purchase of marketable securities of $131.1 million, of which $94.9 million were reinvestment from maturing securities, $3.2 million for the purchase of property and equipment, primarily for new office furniture and computer systems for the new home office, $5.0 million for a milestone payment to Bayer Healthcare AG in January 2006, and a $0.6 million payment for the launch of Ostiva in September 2006. Partially offsetting these uses was $0.1 million of proceeds from the sale of property and equipment.

Net cash provided by financing activities was $150.7 million for the nine months ended September 30, 2007 primarily resulting from the issuance of $325.0 million contingent convertible senior notes, $4.6 million from the issuances of common stock related to shares issued in connection with the retirement of the $150 million convertible notes and executive and employee stock options and restricted shares, and $2.0  million for a non-cash reduction in taxes payable relating to stock options.  Partially offsetting the cash proceeds was  the retirement of the $150.0 million senior subordinated contingent convertible notes, the repurchase of our common stock for $21.4 million and $9.4 million in capitalizable debt cost related to the issuance of the $325 million notes costs associated with the exchange of the contingent convertible debt, discussed in footnote 10 of our financial statements.

Net cash used in financing activities was $12.0 million for the nine months ended September 30, 2006 primarily resulting from the common stock repurchase of $14.8 million and the incurrence of $3.8 million in debt financing costs relating to the exchange of the contingent convertible debt, discussed in footnote 10 of our financial statements, of $1.8 million and the secured debt agreement, discussed in footnote 11 of our financial statements, of $1.9 million. Partially offsetting this net cash used was $4.4 million for the issuances of common stock related to executive and employee stock options and $2.1 million for a non-cash reduction in taxes payable relating to stock options.

We believe that our cash on hand, cash we expect to generate from our operations and cash available under our revolving credit facility will be sufficient to fund our working capital requirements, at least for the next twelve months. However, in the event that we make significant acquisitions, we may need to raise additional funds through additional borrowings or the issuance of debt or equity securities, or both. Some of our supply agreements contain minimum purchase requirements. We expect we will also experience growth in our accounts receivable as our sales increase.

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

In June 2007, following the issuance of the 2007 Notes and with the proceeds therefrom, the Company redeemed all of its 1.75% Contingent Convertible Senior Subordinated Notes Due 2024, in accordance with the indenture dated May 3, 2006.  In addition to the $150 million face value of the redeemed notes, the noteholders received a total of 839,930 shares of Company stock, pursuant to the terms of the exchange offer.

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

The Company adopted a share repurchase program effective August 3, 2006, that authorizes the repurchase of up to $30.0 million of its outstanding shares of common stock over the next twelve months with no periodic sub-limits on the amount of repurchases. This plan replaced all prior share repurchase plans and expired on August 2, 2007.  In the third quarter of 2006, the Company repurchased 409,973 shares of common stock at an average cost of $19.19 per share, or $7.9 million.  In the first quarter of 2007, the Company repurchased 18,822 shares of common stock at an average cost of $23.87 per share, or $0.4 million. In the second quarter of 2007, the Company repurchased 567,870 shares of common stock at an average cost of $24.59 per share, or $14.0 million. In the third quarter of 2007, under the old plan, the Company did not repurchase any shares of common stock. All repurchased shares have been retired.

On August 3, 2007, the Company adopted a new share repurchase program authorizing the repurchase of up to $40.0 million of outstanding common stock.  This plan replaces all prior share repurchase plans and will expire on August 2, 2008.  In the third quarter of 2007, the Company repurchased 305,214 shares of common stock at an average cost of  $22.94, or $7.0 million.  These shares have been retired.  As of September 30, 2007, $33.0 million is available for repurchases under the program.

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

•              Sales deductions.   We provide volume rebates, contractual price reductions with drug wholesalers and insurance companies, and certain other sales related deductions on a regular basis. The exact level of these deductions is not always immediately known and thus we must record an estimate at the time of sale. Our estimates are based on historical experience with similar programs, and since we have a relatively small customer base, customer specific historical experience is often useful in determining the estimated level of deductions expected to be refunded to our customers when sales incentives are offered. During the three months ended September 30, 2007, the Company changed its method of accounting for product rebates and increased the estimated liability for product rebates by $1.6 million. If we over or under estimate the level of sales deductions, there may be a material impact to our financial statements.

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

•              We may be unable to develop or market line extensions for our products, or, even if developed, obtain patent protection for our line extensions; further, introductions by us of line extensions of our existing products may require that we make unexpected changes in our estimates for future product returns and reserves for obsolete inventory. If these risks occur, our financial results could be adversely affected;

•              If we have difficulties acquiring new products or rights to market new products from third parties, our financial results could be adversely impacted;

•              Our licensor/supplier can terminate our rights to commercialize Nitrolingual and sale of the 60mg dose size of this product has not yet met our expectation;

•              We depend on a small senior management group, the departure of any member of which would likely adversely affect our business if a suitable replacement member could not be retained;

•              An adverse interpretation or ruling by one of the taxing jurisdictions in which we operate could adversely impact our operating results;

•              A small number of customers account for a large portion of our sales and the loss of one of them, or changes in their purchasing patterns, could result in substantially reduced sales, thereby adversely impacting our financial results;

•              If third-party payors do not adequately reimburse patients for our products, doctors may not prescribe them;

•              Our business is subject to increasing government price controls and other healthcare cost containment measures;

•              Side effects of, or marketing or manufacturing problems with, our products could result in product liability claims which could be costly to defend and could result in the withdrawal or recall of products from the market which would adversely affect our business;

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

•              An adverse judgment in the patent litigation against Mylan Laboratories could have a material adverse effect on our financial results and liquidity;

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

•              We may not experience the beneficial results of our acquisitions which we expect to receive and the acquired products may not meet our sales expectations;

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

Foreign Currency Exchange Risk

Our purchases of Sular, Triglide and Nitrolingual are made in Euros. Although we did not enter into any forward contracts in the third quarter of 2007, we may eliminate risks from foreign currency fluctuations after the time of shipment of product by entering into forward contracts for these purchases of inventory at the time of product shipments. The Company’s earnings and cash flows could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies.

Market Risk on Investments

The fair value of our investment portfolio would be negatively affected by an increase in interest rates. Since the majority of the Company’s investments are fixed rate interest-bearing securities and therefore subject to the risk of loss in market value from an increase in rates or a change in the underlying risk of the issuers of the notes, the Company’s future earnings and cash flows could be affected adversely if the Company were to sell the securities prior to their maturity date. There were no realized losses from the sale of investments for the quarter ended September 30, 2007. At September 30, 2007, the Company had total net unrealized losses from marketable securities of $0.3 million.

Market Risk on Variable Rate Debt

In connection with borrowings we may make under the senior secured revolving credit facility arranged by UBS Securities LLC, we could experience market risk with respect to changes in the general level of the interest rates and its effect upon our interest expense. Borrowings under this facility bear interest at variable rates. Because such rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, our present exposure to interest rate fluctuations is primarily dependent on rate changes that may occur while borrowings under this credit facility are outstanding. On September 30, 2007, there was no debt outstanding under this facility.

Market Risk on Fixed Rate Debt

The Company’s long-term fixed interest rate senior subordinated contingent convertible notes are also subject to market risk. Fixed rate debt outstanding at September 30, 2007 was $325.0 million with an interest rate of 2.625%. All other things being equal, the fair market value of the Company’s fixed rate debt will increase as rates decline and will decrease as rates rise. The fixed rate notes outstanding totaling $325.0 million at September 30, 2007 had a fair value of $348.7 million based on quoted market rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  These reports are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this report. Our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control over Financial Reporting

There have been no material changes in Sciele Pharma’s primary internal controls over financial reporting during the third fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, Sciele Pharma’s internal controls over financial reporting.

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

On September 10, 2007, the Company received a Paragraph 4 certification in connection with Sular 40mg indicating that Mylan Laboratories, Inc. wishes to introduce a generic version of this product. The certification relates to U.S. Patent No. 4,892,741 for the product which expires June 8, 2008. As a result, the Company has initiated patent litigation in the United States District Court for the District of Delaware.

The Company is also involved with other various legal proceedings incident to the course of business. None of these proceedings are expected to have a material adverse effect on the consolidated financial statements.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company adopted a share repurchase program effective August 3, 2006, that authorizes the repurchase of up to $30.0 million of its outstanding shares of common stock over the next twelve months with no periodic sub-limits on the amount of repurchases. This plan replaced all prior share repurchase plans and expired on August 2, 2007.  In the third quarter of 2006, the Company repurchased 409,973 shares of common stock at an average cost of $19.19 per share, or $7.9 million.  In the first quarter of 2007, the Company repurchased 18,822 shares of common stock at an average cost of $23.87 per share, or $0.4 million. In the second quarter of 2007, the Company repurchased 567,870 shares of common stock at an average cost of $24.59 per share, or $14.0 million. In the third quarter of 2007, under the old plan, the Company did not repurchase any shares of common stock. All repurchased shares have been retired.

On August 3, 2007, the Company adopted a new share repurchase program authorizing the repurchase of up to $40.0 million of outstanding common stock.  This plan replaces all prior share repurchase plans and will expire on August 2, 2008.  In the third quarter of 2007, the Company repurchased 305,214 shares of common stock at an average cost of  $22.94, or $7.0 million.  These shares have been retired.  As of September 30, 2007, $33.0 million is available for repurchases under the program.

Fiscal Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans

January 1 through March 31, 2007	18,822	$23.87	18,822	1	$21,669,654
April 1 through June 30, 2007	567,870	$24.59	567,870	1	$7,707,576
July 1 through August 2, 2007	—	$—	—	1	$7,707,576
August 3 through August 31, 2007	209,915	$23.03	209,915	2	$35,164,707
September 1 through September 30, 2007	95,299	$22.24	95,299	2	$32,997,703
Total	891,906	$24.02	891,906

Plan 1 refers to the Share Repurchase Plan effective August 3, 2006 through August 2, 2007.  Plan 2 refers to the Share Repurchase Plan effective August 3, 2007 through August 2, 2008.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

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

SCIELE PHARMA, INC.
(Registrant)

Date: October 31, 2007	By:	/s/ Patrick P. Fourteau
Patrick P. Fourteau
Chief Executive Officer and President
(principal executive officer)

Date: October 31, 2007	By:	/s/ Darrell Borne
Darrell Borne
Executive Vice President, Chief Financial
Officer, Secretary and Treasurer
(principal accounting and financial officer)