Form 10-Q/A
period 2007-09-30
SCIELE PHARMA, INC.
filed 2008-02-29
CIK 1106773

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
For the transition period from to

Commission File No. 000-30123

SCIELE PHARMA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	58-2004779 (I.R.S. Employer Identification Number)
Five Concourse Parkway, Suite 1800, Atlanta, Georgia (Address of principal executive offices)	30328 (Zip code)
(770) 442-9707 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of October 24, 2007, there were 35,648,529 shares of the Registrant's Common Stock outstanding.

Explanatory Note

        This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, is being filed in order to restate the Company's financial statements to reflect a change in the Company's accounting treatment for its investment in Addrenex Pharmaceuticals, Inc.

        On February 26, 2008, the Company was informed by its independent registered public accounting firm, BDO Seidman, LLP ("BDO Seidman"), that due primarily to the ownership of approximately 20% of the voting stock of Addrenex, the Company's appointment of one director to Addrenex's three person board of directors, as well as the magnitude of the Company's cash investment ($6 million) relative to Addrenex's equity after the investment, the Company is deemed to have significant influence over Addrenex. As a result, in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock ("APB No. 18"), the Company's Addrenex investment should be accounted for using the equity method as opposed to the cost method as previously reflected in the Company's September 30, 2007 Form 10-Q.

        As a result of the required change in accounting treatment for the Company's investment in Addrenex, the Company recorded a charge to acquired in-process R&D in connection with our equity investment and a corresponding reduction of $4.8 million to its investment in Addrenex which is reported in other long term assets on the Company's balance sheet. The effect on net income after tax adjustments for the quarter ended September 30, 2007 was a reduction in net income of $3.2 million, or $0.09 per diluted share.

        After discussions with BDO Seidman and its own investigation and analysis, management has determined that a deficiency relating to the review and analysis of the Company's minority investments in other companies that led to this restatement constituted a material weakness in our disclosure controls and internal controls over financial reporting. Specifically, with respect to the Addrenex investment, the Company's accounting determination was not performed with sufficient application of APB No. 18. After investigation with respect to other Company transactions, management has determined the control deficiency has not resulted in other incidences of the misapplication of APB No. 18. To improve controls over financial reporting for investments in third parties, management has taken steps to remediate this deficiency by establishing an internal policy to seek outside professional advice with respect to its accounting treatment of significant investments in third-parties.

        Except for the amended and restated information described above, the 10-Q has not been updated since the date of its original filing. Any such updates will be addressed in future reports to be filed with the SEC.

        The following table sets forth the impact of the additional expenses relating to the equity method of accounting for the Addrenex investment on the Consolidated Balance Sheet for September 30, 2007:

SCIELE PHARMA, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share data)

	September 30, 2007
	As previously reported	Adjusted	Restated
ASSETS
Current Assets:
Cash and cash equivalents	$156,273	$—	$156,273
Marketable securities	47,943	—	47,943
Accounts receivable, net of allowances of $2,853 and $2,010 at September 30, 2007 and December 31, 2006, respectively	73,872	—	73,872
Inventories	24,879	—	24,879
Income tax receivable	9,932	(110)	9,822
Current deferred tax assets	4,553	—	4,553
Other current assets	34,649	—	34,649

Total current assets	352,101	(110)	351,991

Property and equipment, net	19,235	—	19,235
Other assets:
Intangibles, net	423,082	—	423,082
Long term deferred tax assets	150	—	150
Other	29,574	(4,800)	24,774

Total other assets	452,806	(4,800)	448,006

Total assets	$824,142	$(4,910)	$819,232

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,355	$—	$39,355
Accrued expenses	28,992	—	28,992

Total current liabilities	68,347	—	68,347
Long-term liabilities:
Convertible debt	325,000	—	325,000
Deferred tax liabilities	4,659	(1,717)	2,942
Other long-term liabilities	1,804	—	1,804

Total liabilities	399,810	(1,717)	398,093

Stockholders' equity:
Preferred stock, 1,000,000 shares authorized and none outstanding	—	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,396,573 and 35,873,121 issued at September 30, 2007 and December 31, 2006 respectively	36	—	36
Additional paid-in capital	281,190	—	281,190
Retained earnings (See Note 13)	165,044	(3,193)	161,851
Accumulated other comprehensive loss	(4,431)	—	(4,431)

	441,839	(3,193)	438,646
Less: Treasury stock at cost, common stock, 754,919 and 800,000 shares at September 30, 2007 and December 31, 2006, respectively	(17,507)	—	(17,507)
Total stockholders' equity	424,332	(3,193)	421,139

Total liabilities and stockholders' equity	$824,142	$(4,910)	$819,232

        The following table sets forth the impact of the additional expenses relating to the equity method of accounting for the Addrenex investment on the Consolidated Statement of Operations for the three and nine months ended September 30, 2007:

SCIELE PHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	For the Three Months Ended September 30, 2007			For the Nine Months Ended September 30, 2007
	As previously reported	Adjusted	Restated	As previously reported	Adjusted	Restated
Net revenues	$99,372	$—	$99,372	$277,291	$—	$277,291
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	13,304	—	13,304	37,182	—	37,182
Selling, general and administrative expense	47,061	—	47,061	135,278	—	135,278
Depreciation and amortization	7,587	—	7,587	20,610	—	20,610
Research and development expenses	9,262	—	9,262	23,306	—	23,306

Total operating costs and expenses	77,214	—	77,214	216,376	—	216,376

Operating income	22,158	—	22,158	60,915	—	60,915

Other income (expense)
Interest expense	(2,964)	—	(2,964)	(5,823)	—	(5,823)
Interest income	2,321	—	2,321	7,481	—	7,481
Other	—	—	—	(5,256)		(5,256)
In-process research and development in connection with an equity investment	—	(4,800)	(4,800)	—	(4,800)	(4,800)

Total other income (expense)	(643)	(4,800)	(5,443)	(3,598)	(4,800)	(8,398)
Income before provision for income taxes	21,515	(4,800)	16,715	57,317	(4,800)	52,517
Provision for income taxes	7,666	(1,607)	6,059	19,832	(1,607)	18,225

Net income	$13,849	$(3,193)	$10,656	$37,485	$(3,193)	$34,292
Other comprehensive gain (loss)	361	—	361	(284)	—	(284)
Comprehensive income	$14,210	$(3,193)	$11,017	$37,201	$(3,193)	$34,008

Net income per common share:
Basic earnings per common share	$0.39	$(0.09)	$0.30	$1.06	$(0.09)	$0.97

Diluted earnings per common share	$0.38	$(0.09)	$0.29	$1.03	$(0.09)	$0.94

Weighted average common shares outstanding:
Basic	35,752	—	35,752	35,425	—	35,425

Diluted	36,466	—	36,466	36,451	—	36,451

        The following table sets forth the impact of the additional expenses relating to the equity method of accounting for the Addrenex investment on the Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2007:

SCIELE PHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands, except per share data)

	For the Nine Months Ended September 30, 2007
	As previously reported	Adjusted	Restated
Cash flows from operating activities:
Net income	$37,485	$(3,193)	$34,292
Adjustments to reconcile net income to net cash provided by operating activities:			—
Depreciation and amortization	20,610	—	20,610
In-process research and development in connection with equity investment	—	4,800	4,800
Loss on sales of securities	—	—	—
Loss on disposal of property and equipment	—	—	—
Non-cash compensation expense	7,105	—	7,105
Non-cash interest expense	1,149	—	1,149
Deferred income tax expense	(2,966)	(1,717)	(4,683)
Loss on extinguishment of debt	5,256	—	5,256
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(24,286)	—	(24,286)
Inventories	1,910	—	1,910
Other current assets and other assets	(12,923)	—	(12,923)
Income taxes receivable	(5,272)	110	(5,162)
Accrued expenses and other	205	—	205
Accounts payable	13,995	—	13,995

Net cash provided by operating activities	42,268	—	42,268
Cash flows from investing activities:
Purchases and advanced payments for products and licenses	(16,819)	—	(16,819)
Purchase of property and equipment	(12,542)	—	(12,542)
Proceeds from sale of property and equipment	—	—	—
Acquisition of business, net of cash acquired	(113,777)	—	(113,777)
Proceeds from sale of marketable securities	320,768	—	320,768
Purchase of equity investments	(12,221)	—	(12,221)
Purchase of securities	(246,662)	—	(246,662)

Net cash used in investing activities	(81,253)	—	(81,253)
Cash flows from financig activities:
Repurchase of common stock	(21,416)	—	(21,416)
Financing debt costs	(9,441)	—	(9,441)
Reduction in taxes payable—stock option exercises	1,963	—	1,963
Net proceeds from issuance of common stock	4,591	—	4,591
Proceeds from long-term debt	325,000	—	325,000
Payments on long-term debt	(150,000)	—	(150,000)

Net cash provided by (used in) financing activities	150,697	—	150,697
Effect of foreign exchange rates on cash	(700)	—	(700)
Net increase in cash and cash equivalents	111,012	—	111,012
Cash and cash equivalents, beginning of period	45,261	—	45,261

Cash and cash equivalents, end of period	$156,273	$—	$156,273

Non-cash financing transactions:
Issuance of restricted stock	$—	$—	$—

Supplemental Cash Flow Information:
Cash paid for income taxes	$25,931	$—	$25,931

Cas paid for interest	$2,108	$—	$2,108

SCIELE PHARMA, INC.
FORM 10-Q/A
INDEX

SCIELE PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2007	December 31, 2006
	(unaudited)
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$156,273	$45,261
Marketable securities	47,943	121,190
Accounts receivable, net of allowances of $2,853 and $2,010 at September 30, 2007 and December 31, 2006, respectively	73,872	47,551
Inventories	24,879	26,640
Income taxes receivable	9,822	4,869
Current deferred tax assets	4,553	2,465
Other current assets	34,649	21,091

Total current assets	351,991	269,067

Property and equipment, net	19,235	9,142
Other assets:
Intangibles, net	423,082	305,040
Long term deferred tax assets	150	93
Other	24,774	6,663

Total other assets	448,006	311,796

Total assets	$819,232	$590,005

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,355	$18,874
Accrued expenses	28,992	18,965

Total current liabilities	68,347	37,839
Long-term liabilities:
Convertible debt	325,000	150,000
Deferred tax liabilities	2,942	12,368
Other long-term liabilities	1,804	1,975

Total liabilities	398,093	202,182

Stockholders' equity:
Preferred stock, 1,000,000 shares authorized and none outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,396,573 and 35,873,121 issued at September 30, 2007 and December 31, 2006, respectively	36	36
Additional paid-in capital	281,190	282,718
Retained earnings (See Note 13)	161,851	127,768
Accumulated other comprehensive loss	(4,431)	(4,147)

	438,646	406,375
Less: Treasury stock at cost, Common stock, 754,919 and 800,000 shares at September 30, 2007 and December 31, 2006, respectively	(17,507)	(18,552)

Total stockholders' equity	421,139	387,823

Total liabilities and stockholders' equity	$819,232	$590,005

The accompanying notes are an integral part of these consolidated financial statements.

SCIELE PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2007	2006	2007	2006
	(restated)		(restated)
Net revenues	$99,372	$74,784	$277,291	$213,636
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	13,304	10,283	37,182	30,181
Selling, general and administrative expense	47,061	35,912	135,278	106,958
Depreciation and amortization	7,587	6,752	20,610	19,787
Research and development expense	9,262	4,502	23,306	11,323

Total operating costs and expenses	77,214	57,449	216,376	168,249

Operating income	22,158	17,335	60,915	45,387

Other income (expense):
Interest expense	(2,964)	(864)	(5,823)	(2,389)
Interest income	2,321	1,399	7,481	3,374
Other	—	(44)	(5,256)	(44)
In-process research and development in connection with an equity investment	(4,800)	—	(4,800)	—

Total other income (expense)	(5,443)	491	(8,398)	941

Income before provision for income taxes	16,715	17,826	52,517	46,328
Provision for income taxes	6,059	5,525	18,225	14,728

Net income	$10,656	$12,301	$34,292	$31,600
Other comprehensive gain (loss)	361	1,127	(284)	1,694

Comprehensive income	$11,017	$13,428	$34,008	$33,294

Net income per common share:
Basic earnings per common share	$0.30	$0.35	$0.97	$0.90

Diluted earnings per common share	$0.29	$0.34	$0.94	$0.82

Weighted average common shares outstanding:
Basic	35,752	35,043	35,425	35,147

Diluted	36,466	36,014	36,451	39,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCIELE PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For The Nine Months Ended September 30,
	2007	2006
	(restated)
Cash flows from operating activities:
Net income	$34,292	$31,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,610	19,787
In-process research and development in connection with an equity investment	4,800	—
Loss on sale of securities	—	43
Loss on disposal of property and equipment	—	172
Non-cash compensation expense	7,105	6,466
Non-cash interest expense	1,149	282
Deferred income tax expense	(4,683)	3,668
Loss on extinguishment of debt	5,256	—
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(24,286)	5,094
Inventories	1,910	4,148
Other current assets and other assets	(12,923)	1,385
Income taxes receivable	(5,162)	(4,609)
Accrued expenses and other	205	4,413
Accounts payable	13,995	1,845

Net cash provided by operating activities	42,268	74,294
Cash flows from investing activities:
Purchases and advanced payments for products and licenses	(16,819)	(5,600)
Purchase of property and equipment	(12,542)	(3,175)
Proceeds from sale of property and equipment	—	51
Acquisition of business, net of cash acquired	(113,777)	—
Proceeds from sale of marketable securities	320,768	94,936
Purchase of equity investments	(12,221)	—
Purchase of securities	(246,662)	(131,086)

Net cash used in investing activities	(81,253)	(44,874)
Cash flows from financing activities:
Repurchase of common stock	(21,416)	(14,804)
Financing debt costs	(9,441)	(3,758)
Reduction in taxes payable—stock option exercises	1,963	2,149
Net proceeds from issuance of common stock	4,591	4,370
Proceeds from long-term debt	325,000	—
Payments on long-term debt	(150,000)	—

Net cash provided by (used in) financing activities	150,697	(12,043)
Effect of foreign exchange rates on cash	(700)	1,214
Net increase in cash and cash equivalents	111,012	18,591
Cash and cash equivalents, beginning of period	45,261	17,043

Cash and cash equivalents, end of period	$156,273	$35,634

Non-cash financing transactions:
Issuance of restricted stock	$—	$5,879

Supplemental Cash Flow Information:
Cash paid for income taxes	$25,931	$13,507

Cash paid for interest	$2,108	$2,689

The accompanying notes are an integral part of these consolidated financial statements.

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

        The accompanying unaudited interim consolidated financial statements of Sciele Pharma, Inc. (the "Company") reflect all adjustments which management considers necessary for the fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods. Certain footnote disclosures normally included in financial statements prepared according to accounting principles generally accepted in the United States of America have been condensed or omitted from these interim financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results for the full year. The interim results should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-30123).

2. New Accounting Pronouncements

        In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company has not determined the impact, if any, SFAS No. 159 will have on its financial statements.

        On September 29, 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 is not expected to have a material impact on the Company's financial statements.

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

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2. New Accounting Pronouncements (Continued)

        In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes ("FIN No. 48"). FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN No. 48 scopes out income taxes from SFAS No. 5, Accounting for Contingencies. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. As a result of the implementation, the Company recognized an increase of approximately $209,000 to reserve for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the Balance Sheet as of January 1, 2007. See Note 13, "Income Taxes," for additional information.

        In June 2006, the Emerging Issues Task Force ("EITF") ratified the consensus on EITF 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" ("EITF 06-3"). EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity's accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion No. 22, "Disclosure of Accounting Policies." Amounts that are allowed to be charged to customers as an offset to taxes owed by a company are not considered taxes collected and remitted. If government-imposed taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. Our policy is to account for taxes collected from customers on a net basis. The adoption EITF 06-3 did not have a material impact on the Company's financial statements.

        In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amends FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on the Company's financial statements.

        In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2. New Accounting Pronouncements (Continued)

acquired issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on the Company's financial statements.

        In May 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is deemed impracticable, unless the change in accounting relates to the principle method of depreciation, amortization, or depletion for long-lived, non-financial assets in which case the change is accounted for as a change in accounting estimate that is affected by a change in accounting principle. The Statement is effective for accounting changes and corrections of errors made occurring in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's financial position or results of operations.

3. Stock Based Compensation

        As of September 30, 2007, the Company had one stock-based compensation plan allowing for the issuance of stock options and restricted shares and an employee stock ownership plan ("ESOP"). Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) ("SFAS 123R"), "Share-Based Payment", using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the nine months ended September 30, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company did not grant any stock options in the nine months ended September 30, 2007. The Company recognized $0.4 million and $1.5 million of stock-based compensation expense for stock options in the three and nine months ended September 30, 2007, respectively. The Company recognized $0.6 million and $2.1 million of stock-based compensation expense for stock options in the three and nine months ended September 30, 2006, respectively.

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

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

3. Stock Based Compensation (Continued)

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

        The Company's ESOP provides benefits to substantially all employees. The annual contribution, if any, to the ESOP is at the discretion of the Board of Directors of the Company. The Company distributed 45,081 shares and 200,000 shares to the ESOP during the nine-month periods ending September 30, 2007 and September 30, 2006, respectively. The Company did not recognize any expense related to the ESOP for the three months ended September 30, 2007, compared to $0.6 million for the three months ended September 30, 2006. In the nine months ended September 30, 2007 and September 30, 2006, the Company recognized $1.0 million and $2.1 million, respectively, in compensation expense for the ESOP.

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

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

4. Marketable Securities (Continued)

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

5. Inventories

        Inventories consist of purchased pharmaceutical products, and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method, and market is considered to be net realizable value. Inventories consist of both finished product and bulk product awaiting processing and

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5. Inventories (Continued)

packaging into finished product. Inventories, net of reserves of $0.2 million and $0.3 million at September 30, 2007 and December 31, 2006, respectively, consisted of (in thousands):

	September 30, 2007	December 31, 2006
Bulk product	$9,018	$8,559
Finished product	15,861	18,081

Total inventories	$24,879	$26,640

6. Goodwill, Product Rights and Other Intangibles

        In August 2007, the Company and LifeCycle Pharma received U.S. Food and Drug Administration ("FDA") approval for LifeCycle Pharma's novel formulation of fenofibrate in 120-milligram and 40-milligram dosage strengths for the treatment of hyperlipidemia and hypertriglyceridemia. Under the terms of the agreement, the Company has made payments of $9.0 million to LifeCycle Pharma. These payments are classified as licensing rights and will be amortized over the remaining useful life of the asset.

        In June 2007, the Company acquired Alliant Pharmaceuticals, Inc. ("Alliant") in a transaction accounted for under SFAS No. 141, Business Combinations. Alliant was a specialty pharmaceutical company focused on acquiring, developing and commercializing proprietary products for the pediatric and pediatric specialty markets. The Company has recorded approximately $127 million in intangible assets and goodwill for the acquisition of Alliant, which included $114.6 million in purchase price, $1.0 million in transaction costs and $11.4 million in assumed liabilities.

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

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Goodwill, Product Rights and Other Intangibles (Continued)

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

        For the three and nine months ended September 30, 2007, amortization expense related to the intangible assets was $6.7 million and $18.2 million, respectively. Amortization is calculated on a straight-line basis over the estimated useful life of the intangible asset. Estimated annual amortization expense for each of the five succeeding fiscal years is as follows (in thousands)

Fiscal year ended December 31:	Amount
2007	$26,763
2008	26,763
2009	26,763
2010	26,763
2011	26,492

7. Other Long-Term Assets

        Other long term assets at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
	(restated)
Deferred finance costs	$8,092	$6,634
Advanced refundable payments for product licenses	9,000	—
Deposits	49	29
Long-term investments	7,633	—

Total other assets	$24,774	$6,663

        In May 2007, the Company purchased a $6.4 million equity stake in Plethora Solutions Holding plc ("Plethora") in conjunction with the closing of the exclusive licensing agreement to market Plethora's product, PSD502, for premature ejaculation. Sciele has purchased 1,772,505 new ordinary shares in Plethora. The Company's investment in Plethora amounts to approximately 5.6% of the ordinary shares outstanding. Plethora is headquartered in the United Kingdom and is listed on the London Stock Exchange (AIM:PLE). Per the agreement with Plethora, the shares purchased will not be sold until

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7. Other Long-Term Assets (Continued)

June 2011. The investment in Plethora is accounted for under the cost method. The investment is classified as long term securities under other long term assets on the balance sheet.

        In July 2007, the Company signed an exclusive agreement with Addrenex Pharmaceuticals, Inc. to market, upon approval by the U.S. Food & Drug Administration (FDA), Clonicel, a patented, extended-release formulation of clonidine hydrochloride for the treatment of hypertension and attention deficit and hyperactivity disorder in North America. Under the terms of the agreement, the Company paid $6 million, of which $1.2 million was allocated to an equity stake in Addrenex and $4.8 million was expensed as in-process research and development. The Company will have the right to increase its equity position in the future. The Company will also make regulatory milestone payments of up to $11 million and royalty payments to Addrenex on future product sales. In accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, the Company's Addrenex investment will be accounted for using the equity method. The $1.2 million asset is classified as long term securities under other long term assets on the balance sheet.

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

9. Long-term Debt

        On May 14, 2007, the Company issued and sold $325 million aggregate principal amount of its 2.625% Contingent Convertible Senior Notes due 2027 (the "Notes") in a registered offering under the Securities Act of 1933, as amended. The Notes were initially sold pursuant to an underwriting agreement, dated May 9, 2007, between the Company and UBS Securities LLC, as representative of the underwriters. The Notes are due May 15, 2027 and accrued interest is payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2007. In addition to the interest on the Notes, after May 15, 2012, we are also required to pay contingent interest during specified six-month periods if the average trading price of the Notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9. Long-term Debt (Continued)

payable, it will be payable at a rate equal to 0.5% per annum. In addition, if we default in our reporting obligations under the indenture, we can elect to pay special interest on the Notes at a rate equal to 0.25% per annum as the sole remedy for a specified period of time.

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

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9. Long-term Debt (Continued)

        The Notes will be convertible into cash and, if applicable, shares of our common stock as follows: Upon conversion, holders will receive, per $1,000 principal amount being converted, a "settlement amount" that is equal to the sum of the "daily settlement amounts" for each of the 30 trading days during the "cash settlement averaging period." The "daily settlement amount" for each trading day consists of (i) cash equal to the lesser of $33.33 and the "daily conversion value"; and (ii) to the extent the daily conversion value exceeds $33.33, a number of shares equal to the excess of the daily conversion value over $33.33, divided by the volume-weighted average price per share of our common stock on that trading day. The "cash settlement averaging period" is the 30 consecutive trading days beginning on, and including, the third trading day following the conversion date; provided that if a Note is surrendered for conversion within the period prior to maturity, the cash settlement averaging period is the 30 consecutive trading days beginning on, and including, the 30th scheduled trading day prior to the maturity date. The "daily conversion value" on a given trading day generally means one-thirtieth of the product of the applicable conversion rate and the volume-weighted average price per share of our common stock on that trading day.

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

        In March 2004, the Company issued a total of $150.0 million of its 1.75% senior subordinated contingent convertible notes due in 2024 (the "2004 Notes") in transactions that were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act. In May 2006 and pursuant to a registered exchange offer, the Company exchanged each outstanding 2004 Note with new notes (the "2006 Notes") that, among other things, required the Company to redeem the $150.0 million 2004 Notes with cash instead of common stock.

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

10. Credit Agreement

        On September 18, 2006, we entered into a senior secured credit agreement (the "Credit Agreement") with UBS Securities LLC and LaSalle Bank National Association as lead arrangers, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, Regents Bank, Fifth Third Bank and Bank of America, N.A. as co-documentation agents and UBS Loan Finance LLC, as swing line lender. The Credit Agreement provides us and our Cayman subsidiary, Sciele Pharma Cayman Ltd., with a five-year revolving credit facility of up to $100 million, with an option to expand the facility credit line by up to an additional $75 million.

        Amounts outstanding under the new credit facility generally bear interest at the lenders' corporate base rate or LIBOR, plus a specified margin of between 1.75% and 2.5% depending on our ratio of

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

10. Credit Agreement (Continued)

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

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

12. Earnings Per Share

        Below is the calculation of basic and diluted net income per share (in thousands except per share data):

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2007	2006	2007	2006
	(restated)		(restated)
Net income	$10,656	$12,301	$34,292	$31,600
Add: Interest expense on the old contingent convertible notes, net of tax	—	—	—	653

Adjusted net income	$10,656	$12,301	$34,292	$32,253

Weighted average common shares outstanding—basic	35,752	35,043	35,425	35,147
Diluted effect of stock options restricted shares and convertible debt	714	971	1,026	4,123

Weighted average common shares outstanding—diluted	36,466	36,014	36,451	39,270

Basic earnings per common share:	$0.30	$0.35	$0.97	$0.90

Diluted earnings per common share:	$0.29	$0.34	$0.94	$0.82

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

13. Income Taxes

        The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. As a result of the implementation, the Company recognized an increase of approximately $209,000 to reserves for uncertain tax positions. This increase in reserves was accounted for as an adjustment to the beginning balance of retained earnings on the Balance Sheet. Including the cumulative effect increase, on January 1, 2007, the Company had approximately $684,000 of total gross unrecognized tax benefits, which includes interest of approximately $140,000. Of this total, approximately $445,000 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The Company recognized interest and/or penalties related to income tax matters in income tax expense.

        The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company should not be subject to U.S. federal income tax

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

13. Income Taxes (Continued)

examinations for tax years before 2003. Furthermore, the Company should not be subject to state and local examinations before 2001 or foreign tax examinations before 2002.

        During 2007, the statute of limitations in certain state and local jurisdictions will expire. However, the Company does not expect the statute to have a material impact on their tax reserves.

14. Segment Reporting

        The Company is engaged solely in the business of developing, marketing and selling prescription pharmaceutical products. Accordingly, the Company's business is classified in a single reportable segment: the development, sale and marketing of prescription pharmaceutical products. Prescription products include a variety of branded pharmaceuticals for the treatment of cardiovascular and metabolic diseases, women's health and pediatric health conditions.

        The following presents revenues for prescription products by area of treatment:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2007	2006	2007	2006
Cardiovascular/Diabetes	$65,349	$59,594	$192,315	$164,640
Women's Health	21,316	12,743	57,709	37,882
Pediatrics/other	12,707	2,447	27,267	11,114

Net revenues	$99,372	$74,784	$277,291	$213,636

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

        On September 29, 2004, the U.S. District Court for the Northern District of Georgia held that the amended complaint was a "shotgun" pleading because it failed to properly link the allegations with the causes of action. The court indicated that it would dismiss, without prejudice, the class action lawsuit unless Plaintiffs amended their complaint to correct the pleading deficiencies and pay all of the Defendants' fees and costs associated with filing the motion to dismiss the lawsuit. Plaintiffs did not file a second amended complaint as permitted, but instead filed a motion asking the District Court to lift the condition in its September 29, 2004 order that they must pay Defendants' fees and costs before further amendment. On June 22, 2005, the District Court denied Plaintiffs' motion and gave them another opportunity to amend if they paid Defendants' fees and costs. Once again, Plaintiffs chose not

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

15. Commitments and Contingencies (Continued)

to file a second amended complaint. Instead, Plaintiffs filed an appeal to the United States Court of Appeals for the Eleventh Circuit.

        On September 18, 2006, the Eleventh Circuit Court of Appeals affirmed the District Court's determination that the Amended Complaint was a "shotgun pleading" that did not satisfy the pleading requirements under the federal rules. The Court of Appeals, however, disagreed with the remedy ordered by the District Court. Instead of dismissing the Amended Complaint with a right to further amend if Plaintiffs paid Defendants' fees and costs, the Court of Appeals held that the District Court should have ordered Plaintiffs to replead under Federal Rule of Civil Procedure 12(e). The Court of Appeals also held that Plaintiffs' claims under the Securities Act of 1933 must meet the heightened pleading standards of Federal Rule of Civil Procedure 9(b) because those claims sound in fraud. Accordingly, the Court of Appeals vacated the District Court's orders and remanded with instructions to order a repleading. On April 20, 2007, Plaintiffs filed a second amended complaint. On June 29, 2007, the Company filed a motion to dismiss the second amended complaint, which currently is pending. No accrual is recorded in the Company's financial statements related to this case as the Company believes that its risk of loss is remote.

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

16. Restatement

        The Company restated its financial results for the three and nine months ended September 30, 2007.

        On February 26, 2008, the Company was informed by its independent registered public accounting firm, BDO Seidman, LLP ("BDO Seidman"), that due primarily to the ownership of approximately 20% of the voting stock of Addrenex, the Company's appointment of one director to Addrenex's three person board of directors, as well as the magnitude of the Company's cash investment ($6 million) relative to Addrenex's equity after the investment, the Company is deemed to have significant influence over Addrenex. As a result, in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock ("APB No. 18"), the Company's Addrenex investment should be accounted for using the equity method as opposed to the cost method as previously reflected in the Company's September 30, 2007 Form 10-Q.

        As a result of the required change in accounting treatment for the Company's investment in Addrenex, the Company recorded a charge to acquired in-process R&D in connection with our equity investment and a corresponding reduction of $4.8 million to its investment in Addrenex which is reported in other long term assets on the Company's balance sheet. The effect on net income after tax

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

16. Restatement (Continued)

adjustments for the quarter ended September 30, 2007 was a reduction in net income of $3.2 million, or $0.09 per diluted share.

        Effect of the adjustment on the consolidated statements of operations for the three and nine months ended September 30, 2007, is as follows:

	For the Three Months Ended September 30, 2007			For the Nine Months Ended September 30, 2007
	As previously reported	Adjusted	Restated	As previously reported	Adjusted	Restated
In-process research and development loss on equity investment	—	(4,800)	(4,800)	—	(4,800)	(4,800)

Provision for income taxes	7,666	(1,607)	6,059	19,832	(1,607)	18,225

Net income	$13,849	$(3,193)	$10,656	$37,485	$(3,193)	$34,292
Net income per common share:
Basic earnings per common share	$0.39	$(0.09)	$0.30	$1.06	$(0.09)	$0.97

Diluted earnings per common share	$0.38	$(0.09)	$0.29	$1.03	$(0.09)	$0.94

        Effect of the adjustment on the consolidated balance sheet as September 30, 2007 is as follows:

	September 30, 2007
	As previously reported	Adjusted	Restated
Income tax receivable	9,932	(110)	9,822
Other long term assets	29,574	(4,800)	24,774

Total assets	$824,142	$(4,910)	$819,232

Deferred tax liabilities	4,659	(1,717)	2,942
Retained earnings	165,044	(3,193)	161,851

Total liabilities and stockholders' equity	$824,142	$(4,910)	$819,232

        Effect of the adjustment on the consolidated statement of cash flows for the nine months ended September 30, 2007 is as follows:

	For the Nine Months Ended September 30, 2007
	As previously reported	Adjusted	Restated
Net income	$37,485	$(3,193)	$34,292
In-process research and development loss on equity investment	—	4,800	4,800
Deferred income tax expense	(2,966)	(1,717)	(4,683)
Income taxes receivable	(5,272)	110	(5,162)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS RESTATED)

        The following should be read with the consolidated financial statements and related footnotes and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-30123). The results discussed below are not necessarily indicative of the results to be expected in any future periods. The following discussion contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ from the statements made.

Overview

        Sciele Pharma, Inc. is a pharmaceutical company specializing in sales, marketing and development of branded prescription products focused on Cardiovascular/Diabetes, Women's Health, and Pediatric treatment. The Company's Cardiovascular/Diabetes products treat patients with high cholesterol, hypertension, high triglycerides, unstable angina, and Type 2 Diabetes. Its Women's Health products are designed to improve the health and well-being of women of all ages, as well as expectant and nursing mothers and their babies. Its Pediatric product focus includes the sub-specialties of allergy and immunology, psychiatry, neurology, urology and infectious diseases.            Headquartered in Atlanta, Georgia, and founded in 1992, Sciele Pharma employs more than 900 people. Our key promoted products include:

Cardiology/Diabetes	Women's Health	Pediatric
Altoprev	Prenate DHA	Allegra
Fortamet	Prenate Elite	Methylin
Nitrolingual	Zovirax	Orapred
Sular
Triglide

        Our current operating plan focuses on maximizing the sales of our existing product portfolio. We also plan to accelerate growth by launching line extensions to our current products and by acquiring or licensing approved products or late stage development products and other businesses. We plan to focus on products that complement our Cardiovascular/Diabetes, Women's Health and Pediatric categories that will allow us to leverage our existing sales force infrastructure as well as additional therapeutic areas which compliment our existing sales structure.

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

(a)
Source: IMS's Next Generation Prescription Services data.

(b)
We believe that IMS data does not capture prescriptions of Nitrolingual from some of the non-retail channels and prescription trends in the non-retail channel which may have a significant impact on the reported change.

(c)
Prenate DHA was launched in June 2007.

(d)
We acquired Zovirax marketing rights in December 2006 and launched our promotion in January 2007.

        Net revenues from our Cardiolovascular and Metabolic products (namely Sular, Fortamet, Triglide, Altoprev and Nitrolingual) were $65.4 million and $192.3 million for the three and nine months ended September 30, 2007, compared to $59.6 million and $164.6 million for the three and nine months ended September 30, 2006, respectively. The increase was primarily due to the continued growth of Sular, Nitrolingual Pumpspray, and Triglide, as well as price increases implemented in the first quarter of 2007. Cardiovascular/diabetes products represented 66.0% of the Company's total sales in the third quarter of 2007.

        Net revenues from our Women's Health products (namely Prenate DHA, Prenate Elite, OptiNate, Zovirax, Ponstel and Ostiva), were $21.3 million and $57.7 million for the three and nine months ended September 30, 2007 compared to $12.7 million and $37.9 million for the three and nine months ended September 30, 2006. This increase is primarily related to the expansion of our women's health sales force in the first quarter of 2007, which resulted in an increase in Prenate Elite's market share. In June 2007, the Company launched Prenate DHA, the first and only prescription prenatal vitamin with 300 milligrams of DHA (from a total 365 mg of omega-3 fatty acids) which is the highest amount available in a prescription prenatal vitamin.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative ("SG&A") expenses increased $11.2 million, or 31%, to $47.1 million for the three months ended September 30, 2007, compared to $35.9 million for the three months ended September 30, 2006. SG&A expenses increased $28.3 million, or 26%, to $135.3 million for the nine months ended September 30, 2007, compared to $107.0 million for the nine months ended September 30, 2006. The increase in SG&A expense in the third quarter of 2007 is primarily due to costs associated with the launch of Prenate DHA, the cost of the new Alliant sales force, higher royalties and commissions, and new marketing programs associated with certain products. Also affecting SG&A expenses was an increase in stock compensation expense in the first three months of 2007 related to the acceleration of vesting for restricted shares. The acceleration is the result of the achievement of defined goals by the Company.

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

        Research and Development Expense.    Research and development ("R&D") expense increased $4.8 million to $9.3 million for the three months ended September 30, 2007 compared to $4.5 million for the three months ended September 30, 2006. R&D expense increased $12.0 million to $23.3 million for the nine months ended September 30, 2007 compared to $11.3 million for the same period in 2006. This increase in the third quarter of 2007, was primarily related to in-process R&D charges for recently licensed products, completion of Phase III patient enrollments for both Glycopyrrolate and the Pravastatin/Fenofibrate combination, and the expansion of the Company's clinical and regulatory group. The Company also incurred development expenses related to new Sular formulation in the first nine months of 2007.

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

        Other Expense.    Other expense was $5.3 million for the nine months ended September 30, 2007. The Company incurred $5.3 million which was related to the retirement of $150 million contingent convertible debt and the write-off of the related capitalized finance costs in the second quarter of 2007. There were no comparative expenses for the same period in 2006.

        Loss on Equity Investments.    The Company incurred $4.8 million of in-process research and development in connection with an equity investment relating to Addrenex in the third quarter of 2007. There were no comparative expenses for the same period in 2006.

        Provision for Income Taxes.    Income taxes were provided for at a rate of 36.3% and 34.7% for the three and nine months ended September 30, 2007, respectively, compared to 31.0% and 31.8% for the three and nine months ended September 30, 2006. This increase in the effective tax rate is due to the change in the mix of tax jurisdictions, both domestic and international, as a result of our implementation of international operations where our income was earned, adjustments recorded into our 2006 tax filings, as well as a change in the ratio of non-deductible expenses to pre-tax income.

  Liquidity and Capital Resources

        Our cash and cash equivalents were $156.3 million on September 30, 2007 compared to $45.3 million at December 31, 2006. Net cash provided by operating activities for the nine months ended September 30, 2007 was $42.3 million. This source of cash was primarily the result of net income of $34.3 million, resulting primarily from the sales of our promoted products, an increase in accounts payable of $14.0 million, primarily related to increased business volume, an in-process research and development in connection with an equity investment related to Addrenex of $4.8 million, a decrease in inventory of $1.9 million, primarily related to increased sales, and an increase in accrued expenses and other long-term liabilities of $0.2 million, primarily related to increased commissions and royalties as a result of increased sales. Additional providers of cash include non-cash items of depreciation and amortization of $20.6 million, stock based compensation expenses of $7.1 million, interest expense of $1.2 million and the loss on the extinguishment of debt of $5.3 million. Partially offsetting these cash providers were cash uses related to an increase in income tax receivable of $5.2 million related primarily to estimated tax payments made during the year, an increase in accounts receivable of $24.3 million, as a result of increase sales, deferred income tax expense of $4.7 million, and an increase in other current assets of $12.9 million.

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

        Net cash used in investing activities for the nine months ended September 30, 2007 was $81.3 million. The primary uses of this cash were related to the $113.8 million purchase of Alliant, net of the cash acquired, the $16.8 million for the purchases and advanced payments for products and licenses, primarily related to the purchase of fenofibrate of $9.0 million, the purchase of securities of $246.7 million, purchase of equity investments of $12.2 million and the acquisition of property plant and equipment of $12.5 million, primarily for the development of a manufacturing line and new computer and audio-visual systems for the home office. The uses of cash were offset by proceeds from the sale of securities of $320.7 million.

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

        On May 14, 2007, the Company issued and sold $325 million aggregate principal amount of its 2.625% Contingent Convertible Senior Notes due 2027 (the "2007 Notes") in a registered offering under the Securities Act of 1933, as amended. The Notes were initially sold pursuant to an underwriting agreement, dated May 9, 2007, between the Company and UBS Securities LLC, as Representative of the underwriters named therein, all as more thoroughly described in Note 10 to our financial statements.

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

        On September 18, 2006, we entered into a senior secured credit agreement (the "Credit Agreement") with UBS Securities LLC and LaSalle Bank National Association as lead arrangers, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, Regents Bank, Fifth Third Bank and Bank of America, N.A. as co-documentation agents and UBS Loan Finance LLC, as swing line lender. The Credit Agreement provides us and our Cayman subsidiary, Sciele Pharma Cayman Ltd., with a five-year revolving credit facility of up to $100 million, with an option to expand the facility credit line by up to an additional $75 million.

        Amounts outstanding under the new credit facility generally bear interest at the lenders' corporate base rate or the LIBOR, plus a specified margin of between 1.75% and 2.5% depending on our ratio of indebtedness to earnings. The Credit Agreement contains customary negative covenants and financial covenants.

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

  •
  Strong competition exists in the sale of our promoted products, which could adversely affect expected growth of our promoted products' sales or increase our costs to sell our promoted products;

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

Foreign Currency Exchange Risk

        Our purchases of Sular, Triglide and Nitrolingual are made in Euros. Although we did not enter into any forward contracts in the third quarter of 2007, we may eliminate risks from foreign currency fluctuations after the time of shipment of product by entering into forward contracts for these purchases of inventory at the time of product shipments. The Company's earnings and cash flows could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies.

Market Risk on Investments

        The fair value of our investment portfolio would be negatively affected by an increase in interest rates. Since the majority of the Company's investments are fixed rate interest-bearing securities and therefore subject to the risk of loss in market value from an increase in rates or a change in the underlying risk of the issuers of the notes, the Company's future earnings and cash flows could be affected adversely if the Company were to sell the securities prior to their maturity date. There were no realized losses from the sale of investments for the quarter ended September 30, 2007. At September 30, 2007, the Company had total net unrealized losses from marketable securities of $0.3 million.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended ("Exchange Act"). These reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. After discussions with our registered independent public accountant, we carried out an additional evaluation under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this Amendment and we have concluded that a control deficiency relating to the review and analysis of the Company's minority investments in other companies constituted a material weakness in our disclosure controls and internal controls over financial reporting. Accordingly, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls were not effective as of September 30, 2007. Specifically, with respect to the Addrenex investment (as described in the Explanatory Note to this Amendment), the Company's accounting determination with sufficient application of APB No. 18. After investigation with respect to other Company transactions, management has determined the control deficiency has not resulted in other incidences of the misapplication of APB No. 18. To improve controls over financial reporting for investments in third parties, management has taken steps to remediate this deficiency by establishing an internal policy to seek outside professional advice with respect to its accounting treatment of significant investments in third parties.

Changes in Internal Control over Financial Reporting

        There have been no changes in Sciele Pharma's primary internal controls over financial reporting during the third fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, Sciele Pharma's internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1:    EXHIBITS

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

SCIELE PHARMA, INC. (Registrant)
Date: February 29, 2008	By:	/s/ PATRICK P. FOURTEAU Patrick P. Fourteau Chief Executive Officer (principal executive officer)
Date: February 29, 2008	By:	/s/ DARRELL BORNE Darrell Borne Executive Vice President, Chief Financial Officer, Secretary and Treasurer (principal accounting and financial officer)

QuickLinks

Explanatory Note
SCIELE PHARMA, INC. FORM 10-Q/A INDEX
SCIELE PHARMA, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
SCIELE PHARMA, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except per share data)
SCIELE PHARMA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)
SCIELE PHARMA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS RESTATED)
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1: EXHIBITS
SIGNATURES