Form 10-K
period 2007-12-31
SCIELE PHARMA, INC.
filed 2008-02-29
CIK 1106773

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-30123

SCIELE PHARMA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2004779 (I.R.S. Employer Identification No.)
5 Concourse Parkway, Suite 1800, Atlanta, Georgia 30328 (Address of principal executive offices) (Zip code)
Registrant's telephone number, including area code: (770) 442-9707
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).. Yes ☐    No ☒

         Common shares of the registrant outstanding as of February 25, 2008 were 36,291,084. The aggregate market value, as of June 30, 2007, of such common shares held by non-affiliates of the registrant was approximately $826,489,000 based upon the last sales price reported that date on the Nasdaq Stock Market's Global Select Market of $23.56 per share. (Aggregate market value estimated solely for the purposes of this report. For purposes of this calculation, all executive officers, directors and 10% stockholders are classified as affiliates.)

DOCUMENTS INCORPORATED BY REFERENCE

         Part III: Portions of Registrant's Proxy Statement to be filed with the Securities and Exchange Commission on or about March 5, 2008 relating to the 2008 Annual Meeting of Stockholders expected to be held on April 25, 2008 are incorporated into Part III of this Form 10-K.

ANNUAL REPORT OF FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

TABLE OF CONTENTS

PART I

ITEM 1.    BUSINESS

Our Business

        Sciele Pharma, Inc. is a pharmaceutical company specializing in sales, marketing and development of branded prescription products focused on Cardiovascular, Diabetes, Women's Health, and Pediatric treatment. The Company's Cardiovascular, Diabetes products treat patients with high cholesterol, hypertension, high triglycerides, unstable angina, and Type 2 Diabetes. Its Women's Health products are designed to improve the health and well-being of women of all ages, as well as expectant and nursing mothers and their babies. Its Pediatric product focus includes the sub-specialties of allergy and immunology, psychiatry, neurology, urology and infectious diseases. Headquartered in Atlanta, Georgia, and founded in 1992, Sciele Pharma employs more than 900 people. As of December 31, 2007, our promoted products include:

Cardiology/Diabetes	Women's Health	Pediatric
Sular	Prenate DHA	Allegra
Nitrolingual	Prenate Elite	Methylin
Altoprev	Zovirax	Orapred
Fortamet
Triglide

        Our current operating plan focuses on maximizing the sales of our existing product portfolio. We also plan to accelerate growth by launching line extensions to our current products and by acquiring or licensing approved products or late stage development products and other businesses. We plan to focus on products which complement our Cardiovascular, Diabetes, Women's Health and Pediatric categories that allow us to leverage our existing sales force infrastructure.

        We currently market and sell 21 products, 11 of which are actively promoted and which accounted for approximately 87% of our total sales for the year ended December 31, 2007. We promote our products through our nationwide sales and marketing force, targeting high-prescribing primary care physicians, endocrinologists, cardiologists, obstetricians and gynecologists, and pediatricians.

        We were incorporated in Delaware in July 1992 as the surviving corporation of a merger between Century Pharmaceutical Corporation and Horizon Pharmaceutical Corporation. We were incorporated under the name First Horizon Pharmaceutical Corporation. In June of 2006, the stockholders of First Horizon Pharmaceutical Corporation approved changing the name from First Horizon Pharmaceutical Corporation to Sciele Pharma, Inc. The name change became effective on June 15, 2006. Our principal office is located at 5 Concourse Parkway, Suite 1800, Atlanta, Georgia 30328, and our telephone number is (770) 442-9707. Our corporate internet address is www.sciele.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a), 13(c), 14 or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We do not intend for the information contained on our website to be a part of this Annual Report.

Promoted Products

        Most of our products treat recurring or chronic conditions or disorders which involve repeated use over an extended period of time. Our key products as of December 31, 2007 included:

Product	Year of Our Introduction	Product Use
Nitrolingual Pumpspray (nitroglycerin sublingual spray)	2000	Acute relief of an attack or prophylaxis of angina pectoris due to coronary artery disease
Sular (nisoldipine) Tablets	2002	Hypertension
Prenate Elite (metafolin)	2004	Prenatal vitamin
Fortamet (metformin HCl—extended release) Tablets	2005	Adjunct to diet and exercise in lowering blood glucose in Type 2 Diabetes patients
Altoprev (lovastatin extended release) Tablets	2005	Hypercholesterolemia and coronary heart disease
Triglide (fenofibrate) Tablets	2005	Adjunctive therapy to diet for treatment of hyperchlesterolemia and hypertriglyceridemia
Zovirax	2006	Topical herpes simplex medication
Prenate DHA (metafolin)	2007	Prenatal vitamin containing Omega-3 Fatty Acids
Allegra (fexofenadine hydrocholoride)	2007	Pediatric allergy and chronic idiopathic urticaria treatment
Methylin Chewable Tablets and Oral Solution	2007	Attention deficit/hyperactivity disorder (ADHD)
Orapred (prednisolone sodium phosphate), orally disintegrating tablets and oral solution	2007	Many, including relief of severe allergic conditions for patients with asthma

Other Products

Product	Year of Our Introduction	Product Use
Zoto—HC Ear Drops	1994	Swimmer's ear infections
Zebutal Capsules	1999	Tension headaches
Robinal and Robinal Forte	1999	Adjunctive therapy in peptic ulcers
Ponstel	2000	Pain relief for primary dysmenorrhea
Cognex	2000	Mild to moderate dementia associated with Alzheimer's disease.
Furadantin	2001	Urinary tract infection relief
OptiNate (metafolin)	2005	Prenatal vitamin
Ostiva (metafolin)	2006	Oral nutritional supplement
Rondec Syrup and Oral Drops	2007	Seasonal and perennial allergic rhinitis and vasomotor rhinitis

Regulatory Classification

        Sular, Furadantin, Cognex, Ponstel, Triglide, Altoprev, Fortamet, Nitrolingual, Zovirax, Allegra, Methylin, Orapred, Zebutal, Zoto, Robinul and Robinul Forte have FDA approved New Drug Applications (NDAs). Prenate Elite, Ostiva and OptiNate and Prenate DHA, which are prescription nutritional supplements, Fosteum, which is a medical food, and, Rondec Syrup, and Rondec Oral Drops do not have approved NDAs.

Research and Development

        Our research and development efforts are currently focused primarily on developing line extensions to our current products. Research and development expenses consist primarily of costs incurred to develop formulations, engage contract research organizations to conduct clinical studies, test products under development and engage medical and regulatory consultants. We expense all research and development costs as incurred. Research and development costs were $4.1 million, $16.6 million and $37.5 million for the years ended December 31, 2005, 2006 and 2007, respectively.

        Research and development expense increased $16.1 million to $32.7 million for the year ended December 31, 2007, compared to $16.6 million for the year ended December 31, 2006. This increase was primarily related to the clinical trials and regulatory filing of the Company's new Sular formulation, and Phase III clinical trials of glycopyrrolate, which is targeting chronic moderate to severe drooling in pediatric patients, management's increased emphasis on development and the pravastatin/fenofibrate combination, which is to treat mixed dylipidemia. Additionally, the Company incurred in-process research and development charges for PSD502. From 2005 through 2007, research and development expenses included the development of branded products. Historically, research and development expenses for branded product activities included, among other things, costs related to personnel, overhead, professional services, filing fees and raw materials, but primarily included the cost of laboratory services, clinical investigators and clinical research organizations that were responsible for conducting the clinical trials required to support a product application with the FDA and preparing NDAs. Research and development expenses are periodically evaluated to take into consideration, among other things, our level of profitability and cash flows. Additionally, we recognized $1.1 million in research and development stock-based compensation for the year ended December 31, 2007 compared to the $1.1 million recognized in the year ended December 31, 2006. There were no stock-based compensation expenses recognized in research and development for the year ended December 31, 2005.

Sales and Marketing

        To maximize the effectiveness of our selling efforts, our sales force targets high-prescribing primary care physicians and select specialty physicians. Our sales force seeks to develop professional relationships with these physicians and respond to their needs as well as their patients' needs. Since 2004, we have expanded our sales and marketing force from approximately 360 to approximately 770 professionals nationwide. In January 2006, we created a separate specialty sales force to call on Obstetrics and Gynecology ("OBGYN") professionals exclusively. In June 2007, we developed a pediatric sales force which was primarily made up of employees brought over in the Alliant acquisition. In the fourth quarter of 2007, we separated the sales force into four units and reduced the sales force by approximately 100 sales professionals.

        We sell our products to pharmaceutical wholesalers (who in turn distribute to pharmacies), chain drug stores, other retail merchandisers, hospitals and, on a limited basis, directly to pharmacies. For the years ended December 31, 2005, 2006 and 2007, sales to our top three pharmaceutical wholesalers accounted for approximately 63%, 69% and 72%, respectively, of all of our sales. The following wholesalers each accounted for 10% or more of all of our sales for the years ended December 31, 2005, 2006 and 2007: McKesson Corporation (30%, 34% and 32%, respectively), Cardinal Health, Inc.

(23%, 24% and 27%, respectively), and AmerisourceBergen Corporation (10%, 11% and 13%, respectively).

        The Company has two main types of arrangements with wholesalers of its products: (a) ordinary course arrangements with health benefit providers, such as managed care contractors and pharmacy benefit managers ("Standard Arrangements"), and (b) Inventory Management Agreements ("IMAs"). Pursuant to those arrangements, the Company provides discounts to various health benefit providers nationwide for purchases of the Company's products, although such providers have no obligation to order any products at any time and the Company is under no obligation to offer or provide the discounts. The Company has utilized such Standard Arrangements for several years and expects to continue to do so in the future. Three of the Company's IMAs were entered into in 2003 with three national drug wholesale companies—McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation. Pursuant to our IMAs, we provide purchase price discounts for purchases of our products in order to provide incentives for such companies to stabilize and manage their inventory levels, which in turn allows us to better stabilize and control our inventory pipeline. Each IMA may be terminated by either party upon 60 days prior written notice.

        In December 2004, we entered into a new Distribution and IMA with Cardinal Health, Inc. Under the agreement, Cardinal Health, among other things, provides us with certain distribution and inventory management services, including accounts receivable management, customer service support, consolidated deliveries to providers, and contract and chargeback administration. This agreement calls for Cardinal Health to maintain the inventory levels specified in the agreement. In order to minimize product shortages and maximize product availability, Cardinal Health agreed to institute an automated balancing system on our products and optimize ordering during backorder situations or limited product availability. We have the right to cancel any order exceeding certain levels of products sold. The agreement also provides that Cardinal Health prepares and provides to the Company inventory and sales reports detailing the status and movement of our products in Cardinal Health's inventory, monitors customer order patterns, provides event management services, and provides support for new product launches. In January 2006, we amended our agreement with Cardinal Health. The amended agreement enables us to take advantage of a centralized purchasing location. Under the amended agreement, certain of Cardinal Health's purchasing and inventory requirements were revised as was Cardinal Health's rights to make limited purchases of our products at prices in effect prior to any announced price increases.

        In December 2004, we entered into an amendment to our IMA with McKesson Corporation. Among other terms and conditions, the amendment provides that McKesson maintain specified inventory levels. The amendment also provides that McKesson prepare, and provide to us, inventory reports detailing the status and movement of our products in McKesson's inventory. The amendment acknowledges that the agreement by McKesson to provide the reports and to maintain certain inventory levels is in consideration for providing McKesson with economic relief from price increases instituted by the Company. Except as modified by the amendment, the terms and conditions, including any contractual obligations to provide services, of the agreement underlying and amended by the amendment remain in full force and effect. In December 2005, we further amended our IMA with McKesson. The amended agreement enables us to take advantage of a centralized purchasing location. Under the amended agreement, certain of McKesson's purchasing and inventory requirements were revised as was McKesson's rights to make limited purchases of the Company's products at prices in effect prior to any announced price increases.

        In January 2006, we entered into an IMA with AmerisourceBergen Drug Corporation which replaced our then-current IMA, dated June 2003. Under the agreement, AmerisourceBergen, among other things, provides us with certain inventory management services. This agreement calls for AmerisourceBergen to maintain the inventory levels specified in the agreement. In order to minimize product shortages and maximize product availability, AmerisourceBergen agreed to institute an automated balancing system on our products and optimize ordering during backorder situations or limited product availability. We have the right to cancel any order exceeding certain levels of products sold. The agreement also provides that AmerisourceBergen prepares and provides to the Company, inventory and sales reports detailing the status and movement of our products in AmerisourceBergen's inventory, monitors customer order patterns, provides event management services, and provides support for new product launches.

        We have a group of sales professionals that focuses exclusively on building relationships and contracting with managed-care organizations that can be leveraged across markets. We continue to strengthen this group to gain access to formularies and develop long-term working relationships with managed care organizations.

        The percentage of our total sales contributed by product lines for the prior three years is as set forth below.

	For the Year Ended December 31
	2007	2006	2005
Cardiovascular/Diabetes	67%	76%	67%
Women's Health	20%	19%	22%
Pediatrics/Other	13%	5%	11%

        We operate in one reportable business segment and in one primary geographical area, the U.S., with international sales representing less than one percent of total sales. Additional information on segment reporting and geographical areas is included in Note 1 to our Consolidated Financial Statements under the caption "Summary of Significant Accounting Policies."

Third-Party Agreements

Nitrolingual

        In July 1999, we acquired exclusive U.S. rights to distribute, market and sell Nitrolingual from Pohl-Boskamp beginning in February 2000. This agreement was amended, effective July 2005. The initial term of the amended agreement ended in January 2010, but the agreement could have automatically renewed for additional two year periods until one of the parties gave notice of termination. Based on the agreement, we must also pay a royalty on net sales of the product. Also, Pohl-Boskamp can terminate our distribution agreement for Nitrolingual if a company with a product competitive with Nitrolingual acquires direct or indirect influence or control over us. Our agreement with Pohl-Boskamp prohibits us from selling other products which are indicated for the relief of angina pectoris. In April 2007, we amended certain of the financial terms in our agreement with Pohl-Boskamp and extended the agreement through January 2011.

Sular

        In March 2002, we acquired exclusive U.S. rights to distribute and sell Sular from AstraZeneca PLC and Bayer Healthcare AG ("Bayer"). We paid $184.3 million in cash, including $0.6 million in acquisition costs, plus the assumption of liabilities of $1.9 million related to the return of product shipped prior to the acquisition date. Under the asset purchase agreement, we acquired the regulatory approval to sell Sular in the U.S., current inventory, licensing rights to certain intellectual property, marketing materials for the promotion, advertising and marketing of Sular in the U.S., study materials relating to clinical studies of Sular, and certain of AstraZeneca's contracts relating to the marketing, sale and distribution of Sular. We were required to pay AstraZeneca up to an additional $20.0 million upon achievement of certain sales milestones through February 2005. As of December 31,

2004, we calculated that we owed AstraZeneca $5.0 million for reaching these milestones which we paid in March 2005. We do not owe nor did we make any other milestone payments to AstraZeneca.

        In March 2002, we also entered into an agreement with Bayer which appoints us as the exclusive party to sell and distribute Sular in the U.S., provides us with the rights to sell Sular under certain patents and other technical information owned by Bayer, assigns us the Sular trademark, and provides for the manufacture and supply of Sular to us. We pay Bayer for the manufacture and supply of Sular on a unit basis. We were required to pay Bayer an additional $10.0 million upon the achievement of a certain sales milestone for Sular if a sales threshold is achieved during the term of the agreement. In December 2005, we amended our agreement with Bayer to modify the applicable milestones and increase protection from foreign exchange rate fluctuations. In January 2006 we paid $5.0 million to Bayer under the amended agreement. In July 2006, the Company's attained sales of Sular requiring a final $5.0 million milestone payment to Bayer, which was made in October 2006. We do not owe nor did we make any other milestone payments to Bayer. The Bayer agreements were amended in November 2006. Under the November amendment, Bayer consented to the Company's launch of a new Sular formulation. In an amended agreement dated August 3, 2007, Bayer again consented to a potential new Nisoldipine product.

Prenate DHA, Prenate Elite and OptiNate

        In August 2001, we purchased the Prenate line of prescription prenatal vitamins from Sanofi-Synthelabo. We acquired all of Sanofi-Synthelabo's regulatory permits and licenses and contract rights related to Prenate. We license our rights to metafolin from a separate third party under a co-marketing and supply agreement, dated July 30, 2006.

        The manufacturing agreement with Patheon, Inc., which manufactures Prenate Elite, was initially entered into with Sanofi-Synthelabo, Inc. in October 1999 and had a term of five years. We finalized a new manufacturing agreement with Patheon for Prenate Elite in 2004 which expires in January 2009. OptiNate is manufactured by Patheon and other third-parties. Prenate DHA is manufactured by Catalent Pharma Solutions LLC pursuant to the terms of a manufacturing agreement, effective as of December 2006.

Fortamet and Altoprev

        In March 2005, we licensed and purchased certain rights to the type 2 diabetes prescription medication Fortamet and the cholesterol medication Altoprev from Andrx Laboratories, since acquired by Watson Pharmaceuticals. We paid $50.0 million for Fortamet at closing and have paid $35.0 million for Altoprev, a portion of which is subject to Watson's continuing ability to satisfy certain manufacturing service levels. We (i) purchased the Fortamet and Altoprev trademarks, worldwide marketing rights to Fortamet and Altoprev, certain Fortamet inventory, and marketing materials for the promotion, advertising and marketing of Fortamet and Altoprev, (ii) assumed certain of Watson's contracts relating to the sale of Fortamet and Altoprev and (iii) will pay Watson a percentage of the net revenues associated with Fortamet and Altoprev on an ongoing basis. We also entered into an exclusive license agreement for the intellectual property rights to sell Fortamet and Altoprev in the United States.

        In March 2005, we also entered into a long-term manufacturing and supply agreement appointing Andrx Laboratories (now Watson Pharmaceuticals) as the manufacturer of Fortamet and Altoprev. The terms of the agreement require us to pay Watson for the manufacture of Fortamet and Altoprev on a per unit basis for a ten year term, subject to Watson's ability to terminate as of the conclusion of the fifth year. The unit price is adjusted based on changes in the cost of the active pharmaceutical ingredients as well as changes in an annual inflationary index.

Triglide

        In December 2004, we entered into an agreement with SkyePharma granting us the exclusive license for a term of at least 15 years to market and distribute a fenofibrate product in the U.S. that was approved by the FDA in May 2005. In July 2005, we commenced marketing and distribution of this product, under the brand name Triglide. We paid $20.0 million to SkyePharma for these rights. We utilize our sales force to market the product and pay SkyePharma 25% of the product's net sales excluding related cost of sales. Further, SkyePharma was obligated to contribute toward our sales and marketing efforts and provided us with free product samples for the year ended December 31, 2005, and was required to provide an additional contribution in 2006. Over the term of the agreement, upon our achievement of certain sales levels, SkyePharma can receive up to $30.0 million in additional milestone payments.

        In January 2005, we amended the agreement with SkyePharma. This amendment provided for SkyePharma to deliver the fenofibrate product so that we could launch the product in the third quarter of 2005. To provide additional assistance with our launch of the product, SkyePharma agreed to provide additional marketing support. In January 2006 and May 2007, we further amended our agreement with SkyePharma. Pursuant to these amendments, SkyePharma increased its contribution toward our sales and marketing efforts and we further defined our obligations with respect to the payment for samples.

        Under the terms of amended agreements with SkyePharma, effective July 24, 2007, SkyePharma consented to the Company launching 120mg and 40 mg fenofibrate products licensed from LifeCycle Pharma A/S. The Company will continue to sell Triglide 160mg and 50mg. The Company and SkyePharma also modified the financial obligations in connection with the Company's fenofibrate franchise.

Zovirax

        In December 2006, we entered into a promotional agreement, which has an initial term of five years, with an affiliate of Biovail Corporation to provide promotional support for Zovirax in the United States. Zovirax is a topical form of the drug acyclovir, which is used in the treatment of type I (cold sores) and type II (genital) herpes simplex viruses. The intangible asset recorded in connection with the contract acquisition cost is being amortized over the estimated useful life of the asset.

Acquisition of Alliant Pharmaceuticals, Inc.

        On June 12, 2007, we purchased Alliant Pharmaceuticals, Inc. a specialty pharmaceutical company focused on acquiring, developing and commercializing proprietary products for the pediatric and pediatric specialty markets. Under the terms of the agreement we paid a purchase price of $114.6 million for Alliant, assumed approximately $11.5 million in liabilities and incurred $1.0 million in related transaction costs. Under the terms of the agreement, Sciele may incur potential additional payments based on meeting certain development targets. Products that were acquired were Methylin, Orapred and Rondec. Also acquired was a marketing agreement for the marketing of Allegra. See additional information related to the other products acquired below and at Note 9.

Allegra

        In June 2007, pursuant to the Alliant acquisition, we assured Alliant's obligation under a co-promotion agreement with Sanofi-Aventis U.S. LLC for Allegra, a product that is used in the treatment of allergies. We will be receiving ongoing promotional fees and will be entitled to additional incentive fees after certain dollar baseline targets are met. The intangible asset recorded in connection with the Allegra promotional agreement is being amortized over the estimated useful life of the asset.

Methylin

        In June 2007, pursuant to the Alliant acquisition, we obtained a Manufacturing, License and Distribution Agreement with Mallinckrodt for Methylin, chewable tablets and oral solution products used in the treatment of ADHD. There is a royalty obligation to the manufacturer based on a percentage of net sales, depending on the volume of sales, and a royalty obligation to the consultant who arranged the agreement. The intangible asset recorded in connection with Methylin is being amortized over the estimated useful life of the asset.

Orapred

        In June 2007, pursuant to the Alliant acquisition, we obtained a license agreement with BioMarin Pharmaceutical Inc. for Orapred ODT and Oral Solution. Alliant had paid $16.5 million in fees and Sciele paid an additional $1.5 million. We have a royalty obligation based on a percentage of net sales for each product. The intangible asset recorded in connection with Orapred is being amortized over the estimated useful life of the asset.

Other Products

        Generally, our other products are manufactured under manufacturing and supply agreements, which require that we purchase all of our requirements for these products from the manufacturers that are a party to these agreements, including specified minimum purchase quantities of the products for each year. Except for agreements regarding our Zoto-HC products, these agreements generally state that the product supplier will provide products only to us.

        Robinul and Robinul Forte.    In January 1999, we acquired exclusive rights in the U.S. to Robinul and Robinul Forte tablets from American Home Products Corporation, now Wyeth. We must pay royalties on net sales under our license agreement with Wyeth. We entered into agreements with Mikart, Inc., in April 1999 and January 2001, for Mikart to become qualified under applicable regulations to manufacture and supply our requirements for Robinul. Mikart was approved by the FDA to manufacture Robinul in December 2001, and began supplying the Robinul products to us in December 2001. Under this manufacturing agreement, Mikart will manufacture the products for five years from the time Mikart became a qualified manufacturer plus automatic renewal terms of one year each until either party elects to terminate the agreement. The agreement with Mikart requires that we purchase certain designated minimum quantities.

        In December 2001, we entered into a license agreement with Wyeth-Ayerst Canada Inc. and Whitehall-Robins Inc. under which we acquired rights to manufacture, have manufactured for us, market and sell Robinul and Robinul Forte in Canada. If we begin to sell Robinul in Canada, we will pay Whitehall-Robbins a royalty on net sales of Robinul in Canada.

        Ponstel.    In April 2000, we acquired exclusive rights to market, distribute and sell Ponstel in the U.S. from Warner Lambert Company, a subsidiary of Pfizer. In December 2000, we signed an agreement with Westward Pharmaceutical Corporation to manufacture Ponstel. Westward began supplying the product to us in the second quarter of 2003. The initial term of this manufacturing agreement ended in 2005, but the agreement automatically renews each year until one of the parties gives notice of termination. We must purchase all of our requirements for Ponstel from Westward and are subject to minimum purchase requirements. We must pay Westward a price for Ponstel based on a multiple of Westward's direct cost of goods used in the manufacture and supply of the product.

        Cognex.    In 2000, we acquired rights to market, distribute and sell Cognex as well as rights to a new unapproved version of Cognex called Cognex CR from Warner-Lambert Company, a subsidiary of Pfizer. We paid $3.5 million in cash for Cognex. In the event that we stop selling Cognex for 60 days or more, other than for reasons outside our control, the Federal Trade Commission may order that Cognex revert back to Pfizer and be divested to another purchaser. Westward Pharmaceutical

Corporation supplies Cognex. This supply agreement expires in March 2008, but may be renewed for an additional two-year term. We are seeking a new supplier for the active ingredient in Cognex. Based on our current sales projections, we believe that we have adequate supplies of the active ingredient in Cognex for the foreseeable future. However, if sales exceed our current projections or if we are unable to locate a new supplier of the active ingredient in Cognex, our ability to sell Cognex would be limited and our net income would be reduced.

        Furadantin.    In December 2001, we acquired the U.S. rights to Furadantin from Dura Pharmaceuticals, Inc., now Elan Pharmaceutical, Inc. The purchase price for the acquired assets was approximately $15.8 million in cash. Under the agreement, we acquired the assets relating to Furadantin, including the NDA, trademark and related inventory. In December 2001, we also entered into a supply agreement with Elan Pharmaceutical to manufacture and supply Furadantin to us through May 2003. In August 2002, we entered into a manufacturing agreement with OSG Norwich Pharmaceuticals, Inc. to manufacture Furadantin for us. OSG Norwich became qualified to manufacture the product in November 2003. Beginning in January 2004, we were required to purchase a minimum amount of inventory annually from OSG Norwich. In August 2007, we renewed this agreement for an additional two years. The agreement will expire in August 2009.

        In May 2003, we entered into a supply agreement with Vinchem, Inc. to supply us the active ingredient in Furadantin. The initial term of this agreement ends in May 2011, but the agreement will automatically renew for successive one-year terms until one of the parties gives notice of termination.

Ostiva

        In April 2006, we acquired exclusive U.S. rights to market, distribute and sell Ostiva from PamLab, L.L.C. The intangible asset recorded in connection with the acquisition is being amortized over the life of the product.

Fenofibrate and Pravastatin

        In February 2007, we entered into an agreement with privately held Galephar Pharmaceutical Research Inc. to develop and market a combination of fenofibrate and pravastatin to treat mixed dyslipidemia. Under the terms of the agreement, Sciele will have exclusive rights to bring this combination therapy to market in the U.S., Mexico and Canada. The Company will be responsible for the Phase III clinical trials and all regulatory filings with the FDA and expects to use data from clinical trials that were conducted in Europe to supplement its regulatory filing in the U.S. There was a refundable upfront fee of $2.0 million and an additional milestone payment, which is due within 30 days after approval by the FDA of an NDA for the product. There will be royalty payments, the amount of which is based on whether there is a generic available. The $2.0 million refundable deposit is recorded in connection with the contract acquisition cost as of December 31, 2007.

Fenoglide

        In April 2007, we entered into an exclusive license agreement with LifeCycle Pharma A/S to market fenofibrate in the U.S., Canada, and Mexico, in 120 milligram and 40 milligram strengths. Fenofibrate is prescribed for the treatment of hyperlipidemia and triglyceridemia. Under the terms of the agreement, we paid LifeCycle Pharma an up-front payment of $5.0 million and a milestone payment of $4.0 million when FDA approval was obtained. Additional milestone and royalty payments will be paid based on product sales. The $9.0 million intangible asset recorded in connection with the contract as of December 31, 2007 will begin amortizing once the product is launched.

PSD502

        In May 2007, the Company paid Plethora Solutions Holding plc ("Plethora") $7.0 million in conjunction with the closing of an exclusive licensing agreement to market Plethora's product, PSD 502,

for premature ejaculation. Of the $7.0 million, $6.3 million purchased equity stake in Plethora amounting to 1,772,505 new ordinary shares. The Company's investment in Plethora amounts to approximately 5.6% of the ordinary shares outstanding. Plethora is headquartered in the United Kingdom and is listed on the London Stock Exchange (AIM:PLE). Per the agreement with Plethora, the shares purchased will not be sold until June 2011. The investment in Plethora is accounted for under the cost method. The investment is classified as long term securities under other long term assets on the balance sheet. The $0.7 million remaining was allocated to the license itself and expensed as in process research and development.

Fosteum

        In July 2007, we entered into a license and co-promotion agreement with Primus Pharmaceuticals, Inc. for Fosteum. Fosteum is a prescription medical food product for the dietary management of the metabolic processes of osteopenia and osteoporosis. The agreement called for a one-time payment of $5.0 million and further milestone and royalty payments based on sales. The royalty obligation owed to Primus varies depending on certain sales levels.

Clonidine

        In July 2007, the Company signed an exclusive agreement with Addrenex Pharmaceuticals, Inc. to market, upon approval by the U.S. Food & Drug Administration (FDA), Clonicel, a patented, extended-release formulation of clonidine hydrochloride for the treatment of hypertension and attention deficit and hyperactivity disorder in North America. Under the terms of the agreement, the Company paid $6 million, of which $1.2 million was allocated to an equity stake in Addrenex, and $4.8 million was expensed as in process research and development. The Company will have the right to increase its equity position in the future. The Company will also make regulatory milestone payments of up to $11 million and royalty payments to Addrenex on future product sales. In accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, the Company's Addrenex investment is being accounted for using the equity method. The asset is classified as long term securities under other long term assets on the balance sheet.

Head Lice Treatment

        In July 2007, we acquired an innovative head lice asphyxiation product developed by Summers Laboratories, Inc. for the United States, Canada and Mexico. Under the terms of the agreement, we paid Summers an upfront refundable payment of $2.0 million and will make further payments upon achievement of certain regulatory milestones, including FDA approval of the product, and deferred payments based on meeting certain sales targets.

Prandin and PrandiMet

        In November 2007, we signed an exclusive agreement with Novo Nordisk Inc. to market Prandin (repaglinide) for the treatment of Type 2 diabetes mellitus. Under the terms of the agreement, Sciele will exclusively market Prandin and, upon approval by the FDA, PrandiMet (the name submitted to the FDA for a repaglinide/metformin fixed dose combination tablet) to physicians in the U.S., and will have the right of first refusal to obtain marketing rights in the U.S. to other Novo Nordisk products containing repaglinide, the active pharmaceutical ingredient in both Prandin and PrandiMet.

Products Under Development

        We seek to maximize the value of drugs by developing new patentable formulations, using new delivery methods and seeking regulatory approval for new indications. Through the use of these distinct formulations and patent-protected delivery systems, we plan to create a marketing advantage over competing drugs. Some of these development projects include line extensions which allow us to extend the life cycles of our products. We expect that the strength of extensive literature-based clinical data on the active ingredients in our products under development, current acceptance and usage of the active ingredients in these products by healthcare professionals and the safety profile of the active ingredients in approved products will reduce development costs and risks associated with FDA approval. Although we have increased our development infrastructure, we typically contract with third parties to formulate, develop and manufacture materials needed for clinical trials and to perform scale-up work. We select third-party contractors that we believe have the capability to commercially manufacture the products. By selecting qualified third parties capable of both developing formulations and providing full-scale manufacturing services, we believe we will be able to shorten development and scale-up times necessary for production. The key advantage to this approach is that the third-party contractor will have the equipment, operational parameters and validated testing procedures already in place for the commercial manufacture of our products.

Manufacturers and Single Source Suppliers

        We use third-party manufacturers for the production of our products for development and commercial purposes. Given the availability of excess capacity for manufacturing in the marketplace and the lower cost of outsourcing and our manufacturing needs, we intend to continue to outsource our manufacturing for the near term. Some of our products are currently available only from sole or limited suppliers. These third-party manufactured products include products that have historically accounted for a significant portion of our revenues.

        We depend on third parties for the supply of the raw materials necessary to develop and manufacture our products, including the active and inactive pharmaceutical ingredients used in our products. We are required to identify the supplier of all the raw materials for our products in the drug applications that we file with the FDA. If raw materials for a particular product become unavailable from an approved supplier specified in a drug application, we would be required to qualify a substitute supplier with the FDA, which would likely interrupt manufacturing of the affected product. To the extent practicable, we attempt to identify more than one supplier in each drug application. However, some raw materials are available only from a single source and, in some of our drug applications, only one supplier of raw materials has been identified, even in instances where multiple sources exist.

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

Trademarks

        Because of the large number of products on the market which compete with our products, we believe that our product brand names are an important factor in establishing product recognition. We have registered "Sciele Pharma, Inc." and "Sciele" as trademarks in the U.S. Our products are sold under a variety of brands for which we own U.S. registered trademarks, including Sular (and an associated design), Triglide, Fortamet, Altoprev, Prenate, OptiNate, DHA (and an associated design), Prenate Elite, Prenate DHA (and an associated design), Orapred ODT, Methylin, Rondec, Ponstel, Furadantin (and an associated design), Zoto-HC (and an associated design) and Zebutal. We own the U.S. rights to the Cognex trademark and its international counterparts. We also have filed U.S. trademark applications for Ostiva. Further, we have been licensed rights to use the trademarks Nitrolingual, Zovirax, Robinul, Allegra, Prandin, Prandimet and Fosteum from Pohl-Boskamp, Biovail,

Wyeth, Sanofi-aventis, Novo Nordisk and Primus Pharmaceuticals, respectively. Maintenance of our trademarks requires that we enforce our rights by preventing infringement by third parties.

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

Sular

        Pursuant to our distributorship agreement with Bayer, we are afforded patent protection arising from Bayer's patent covering the composition of Sular's coat core tablet. This patent expires in June 2008. The expiration of this Bayer patent could result in the introduction of additional competition, which could cause a material decline in the sale and price of Sular.

        In January 2008, we obtained FDA approval for four dosage strengths of a new Sular formulation, 8.5-milligram, 17-milligram, 25.5-milligram and 34-milligram dosages. Because a greater percentage of drug enters the circulation, the new Sular formulation, which utilizes SkyePharma's patented Geomatrix technology, allows patients to take a lower dose of Sular compared with current doses of the original formulation. The Company expects to launch the new Sular formulation during the first quarter of 2008. Pursuant to our May 2006 agreement with SkyePharma, we have an exclusive license to the patent rights associated with SkyePharma's Geomatrix technology in connection with the new Sular formulation. The patents covering SkyePharma's Geomatrix technology expire between 2014 and 2017.

Fosteum

        Pursuant to our agreement with Primus Pharmaceuticals, Inc., we are afforded patent protection for Fosteum. The patent protection expires in 2017.

PSD502

        Pursuant to our agreement with Plethora Solutions Ltd., we are afforded patent protection for PSD502. The patent protection expires in 2014.

Fortamet and Altoprev

        Pursuant to a license agreement with Andrx Laboratories, now Watson Pharmaceuticals, entered into in March 2005, we have an exclusive worldwide license to the patent rights associated with Fortamet and Altoprev. The patents expire between 2017 and 2021.

Fenofibrate

        Pursuant to our 2004 agreement with SkyePharma, we have an exclusive license to the patent rights associated with Triglide in the United States. The related patent expires in 2021.

        Pursuant to our agreement with LifeCycle Pharma A/S, we have an exclusive license to patent rights associated with a fenofibrate product. The patents expire between 2022 and 2025.

Clonidine

        Pursuant to the terms of our agreement with Addrenex Pharmaceuticals, Inc., we licensed patent rights associated with the sustained-release clonidine product. The patents expire in 2013.

Head Lice Treatment

        Pursuant to the terms of our agreement with Summers Laboratories, Inc., we are afforded patent protection for the head lice asphyxiation product. The patents expire between 2017 and 2022.

Prandin and Prandimet

        Pursuant to the terms of our agreement with Novo Nordisk, Inc., we have an exclusive license to patent rights associated with Prandin and Prandimet. The patents expire in 2009 and 2018, respectively.

Orapred

        Pursuant to the license agreement with BioMarin Pharmaceutical Inc., we have an exclusive license to patent rights associated with Orapred. The patents expire between 2010 and 2019.

Fenofibrate and Pravastatin

        Pursuant to the terms of our agreement with Galephar Pharmaceutical Research Inc., we licensed patent rights associated with the combination of fenofibrate and pravastatin. The patents expire in 2015.

Nitrolingual

        By virtue of our distribution agreement with Pohl-Boskamp for Nitrolingual, we are afforded patent protection arising from Pohl-Boskamp's U.S. patent relating to the product. This patent expires in 2011.

Prenate, OptiNate, Ostiva and Prenate DHA

        Pursuant to an agreement with our metafolin supplier, we have licensed certain patent rights. The patents expire between 2017 and 2020.

Other Products

        Cognex.    We own certain patent rights relating to the use of an active ingredient in Cognex to treat conditions associated with Alzheimer's disease. The U.S. patents expire between 2008 and 2013.

Competition

        The market for drugs is highly competitive with many established manufacturers, suppliers and distributors actively engaged in all phases of the business. We believe that competition in the sale of our products is based primarily on efficacy, reimbursement coverage, brand awareness, availability, product safety, and price. Our brand name pharmaceutical products may be subject to competition from alternate therapies during the period of patent protection and thereafter from generic or other competitive products. All of our products compete with generic and/or other competitive products in the marketplace. Competing in the branded product business requires us to identify and quickly bring to market new products embodying technological innovations. Successful marketing of branded products depends primarily on the ability to communicate the efficacy, safety and value to healthcare professionals in private practice, group practices and managed care organizations. We anticipate that our branded product offerings will support our existing areas of therapeutic focus. Based upon business conditions and other factors, we regularly reexamine our business strategies and may from time to time reallocate our resources from one therapeutic area to another, withdraw from a therapeutic area or add an additional therapeutic area in order to maximize our overall growth opportunities.

        Some of our products compete with one or more products marketed by very large pharmaceutical companies which have much greater financial resources for marketing, selling and developing their products than us. Our competitors in branded products include but are not limited to the major brand name manufacturers of pharmaceuticals such as Pfizer, Inc., Merck & Co., Inc., Abbott Laboratories, Inc., KV Pharmaceuticals Co., AstraZeneca PLC and Teva Pharmaceuticals Inc Ltd. Based on total assets, annual revenues and market capitalization, we are considerably smaller than these and other national competitors in the branded product area. These competitors, as well as others, have been in business for a longer period of time, have a greater number of products on the market and have greater financial and other resources than do we. If we directly compete with them for the same markets and/or products, their financial and market strength could prevent us from capturing a meaningful share of those markets.

        We also compete with other pharmaceutical companies for product acquisitions as well as for new products and acquisitions of other companies. These competitors include Forest Laboratories, Inc., Medicis Pharmaceutical Corporation, King Pharmaceuticals, Inc., Shire Pharmaceuticals Group plc, Abbott Laboratories, Inc., Barr Pharmaceuticals, Inc., Solvay Pharmaceuticals, Inc., Reliant Pharmaceutical, LLC, and other companies that acquire branded products from other pharmaceutical companies. These companies may have greater resources and abilities than we have.

Government Regulation

FDA Approval

        In the United States, pharmaceutical products are subject to extensive regulation by the U.S. Food and Drug Administration, or the FDA. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications or NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

        Under the FDC Act, new drugs are subject to pre-market approval by the FDA. New drug products, indications and/or line extensionsrequire the submission of a new drug application, or NDA or a supplemental NDA ("sNDA") (or an abbreviated NDA ("ANDA") if applicable), and approval by the FDA.

        The steps required for approval of an NDA or sNDA may include:

  •
  extensive pre-clinical toxicology and pharmacology studies,

  •
  submission to the FDA of an investigational new drug application ("IND"), which must become effective before human clinical trials can be commenced,

  •
  a series of preliminary clinical studies to demonstrate safety (Phase 1) and optimal dosing and pharmacologic effects (Phase 2),

  •
  adequate and well-controlled human clinical trials (Phase 3) to establish the safety and effectiveness of the product,

  •
  submission of an NDA or an sNDA to the FDA, and

  •
  FDA approval of the NDA or sNDA prior to any commercial sale or shipment of the product.

        Pre-clinical studies generally include laboratory evaluation of product chemistry and formulation, as well as toxicological and pharmacological animal studies to assess quality and safety and provide a basis for design of the human clinical trials. The conduct of preclinical tests must comply with federal regulations and requirements including good laboratory practices. A sponsor submits the results of the pre-clinical studies with chemistry, manufacturing and control information and pharmacology and toxicology data in support of the proposed clinical study design to the FDA as a part of an IND and for review by the FDA prior to the commencement of human clinical trials. Unless the FDA determines otherwise, the IND will become effective 30 days following its receipt by the FDA. However, the FDA may place an IND on "clinical hold" until the sponsor generates and supplies the FDA with additional data, which prohibits the sponsorfrom commencing the proposed clinical trials until the "clinical hold" has been removed by the FDA.

        Clinical trials involve the administration of the IND to humans under the clinical study protocols that are submitted to the FDA as part of the IND. The conduct of the clinical trials is subject to extensive regulation including compliance with good clinical practices, obtaining informed patient consents, sponsor monitoring and auditing of the clinical, and laboratory sites as well as review and approval of each study by an Institutional Review Board. Clinical trials are typically conducted in three sequential Phases, although Phases may overlap. In Phase 1, the investigational new drug typically is administered to 20-800 healthy human subjects and is tested for safety. Phase 2 usually involves studies in a limited patient population (several hundred patients) to:

  •
  determine the initial effectiveness of the investigational new drug for specific indications,

  •
  determine dosage tolerance and optimal dosage, and

  •
  identify possible adverse effects and safety risks.

        When an investigational new drug demonstrates evidence of efficacy and an acceptable safety profile in its Phase 2 evaluation, Phase 3 trials are undertaken to further evaluate clinical effectiveness and to further test for safety within an expanded patient population of several hundred to several thousand patients. The FDA reviews both the clinical plans and the results of the trials and may require the study to be discontinued at any time if there are significant safety issues or design issues or lack of efficacy.

        After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, currently $1,178,000, and the manufacturer and/or sponsor under an approved new drug application are also subject to annual product and establishment user fees, currently exceeding $65,030 per product and $392,700 per establishment. These fees are typically increased annually.

        The FDA has 60 days from its receipt of a NDA to determine whether the application will be accepted for filing based on the agency's threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of new drug applications. Most such applications for non-priority drug products are reviewed within ten months. The review process may be extended by FDA for three additional months to consider certain information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. FDA will not approve the product unless compliance with current good manufacturing practices is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

        After FDA evaluates the NDA and the manufacturing facilities, it issues an approval letter, an approvable letter or a not-approvable letter. Both approvable and not-approvable letters generally outline the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA's satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. FDA has committed to reviewing such resubmissions in 2 or 6 months depending on the type of information included.

        An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require substantial post-approval testing and surveillance to monitor the drug's safety or efficacy and may impose other conditions, including labeling restrictions which can materially affect the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

        In some cases, the FDA can request Phase 4 clinical studies to be conducted as a condition of approval of the NDA.. These studies can be designed to obtain additional safety and efficacy data, detect new uses for or abuses of a drug, or collect data regarding effectiveness for labeled indications under conditions of widespread usage. These studies can involve significant additional expenses, and failure to perform these Phase IV studies within the FDA-stated timeframe can result in the FDA withdrawing the NDA approval.

        Once the FDA has approved an NDA, the holder of the NDA may request changes to the product or manufacturing process through a supplement to the original NDA, termed an sNDA or, in some cases, a new NDA. The format, content and procedures applicable to NDA supplements are generally the same as those for NDAs. However, the information required to be provided to the FDA in a supplement is only that which is needed to support the requested change. If the NDA or sNDA is based on new clinical investigations that are essential to the approval of the application, other than bioavailability studies, it may qualify for a three-year period of marketing exclusivity, distinct from any applicable patent protection that may exist. In such a case, the FDA may accept for filing, but will not approve a generic product for three years from the date of that application's approval.

The Hatch-Waxman Act

        In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant's product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. ANDA applicants are not required to conduct or submit results of pre-clinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as "generic equivalents" to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

        The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA's Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. A certification that the new product will not infringe the already approved product's listed patents or that such patents are invalid is called a Paragraph IV certification. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

        If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant.

        The ANDA application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired. Federal law provides a period of five years following approval of a drug containing no previously approved active ingredients, during which ANDAs for generic versions of those drugs cannot be submitted unless the submission contains a Paragraph IV challenge to a listed patent, in which case the submission may be made four years following the original product approval. Federal law provides for a period of three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage form, route of administration or combination, or for a new use, the approval of which was required to be supported by new clinical trials conducted by or for the sponsor, during which FDA cannot grant effective approval of an ANDA based on that listed drug.

Section 505(b)(2) New Drug Applications

        Most drug products obtain FDA marketing approval pursuant to an NDA or an ANDA. A third alternative is a special type of NDA, commonly referred to as a Section 505(b)(2) NDA, which enables the applicant to rely, in part, on the safety and efficacy data of an existing product, or published literature, in support of its application.

        505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon certain preclinical or clinical studies conducted for an approved product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

        To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. Thus approval of a 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a

Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Other Regulatory Requirements

        Even after obtaining regulatory approval, such approval may require post-marketing (Phase IV) testing and surveillance to monitor the safety of the product. In addition, the product approval may be withdrawn if compliance with regulatory standards is not maintained or if issues arise following initial marketing. Once an NDA is approved, FDA regulations require that we report adverse events suffered by patients, submit new marketing and promotional materials, comply with regulations regarding product marketing, submit changes we plan to make to the product manufacturing or labeling and comply with recordkeeping requirements and requirements relating to the distribution of drug samples to physicians. Failure to comply with the FDA requirements may result in the manufacture, sales, marketing and distribution of our products being suspended, and we may be prevented from obtaining FDA approval of new products.

        Our third-party manufacturers must adhere to FDA regulations relating to current good manufacturing practice ("cGMP") regulations, which include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned and salvaged products. Ongoing compliance with cGMP procedures, labeling and other regulatory requirements is monitored through periodic inspections and surveillance by state and federal agencies, including the FDA. It is also our obligation to periodically monitor the FDA compliance of our third-party manufacturers. Failure by our third-party manufacturers to comply with these rules could result in sanctions being imposed, including fines, injunctions, civil penalties, suspension or withdrawal of FDA approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. Moreover, we rely upon our third-party manufacturers to provide many of the documents that we use to comply with our FDA reporting requirements for all products we sell.

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

Orphan Drug Designation

        In June 2006, the FDA granted the Company orphan drug designation for glycopyrrolate, which is being developed to treat chronic moderate to severe drooling in pediatric patients. We may request orphan drug status for some of our other products under development. Orphan drug designation may be granted to those products developed to treat diseases or conditions that affect fewer than 200,000 persons in the U.S. or that affect more than 200,000 persons in the U.S. and for which there is no reasonable expectation that the cost of developing and making a drug in the U.S. for such disease or condition will be recovered from sales in the U.S. of such drug. Under the Orphan Drug Act, the developer of an orphan drug may be entitled to seven years of market exclusivity following the approval of the product by the FDA, exemption from user fee payments to the FDA and a tax credit for a portion of the money spent on human clinical trials. However, should there be a competitor with a similar molecular entity pursuing the same intended clinical use, we must be the first to receive FDA marketing approval in order to receive market exclusivity under the Orphan Drug Act. Although we may receive market exclusivity under the Orphan Drug Act, the FDA will allow the sale of a molecularly equivalent drug which is clinically superior to ours or a molecular entity different from ours, even if it is for the same indication, during the seven-year exclusive marketing period. It is also possible that a competitor may attempt to undermine any exclusivity provided to us by promoting a product for an off-label use that is the otherwise protected product. We cannot be certain that any of our products under development would ultimately receive orphan drug designation, or that the benefits currently provided by this designation, if we were to receive it, will not subsequently be amended or eliminated. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Employees

        We had 920 full-time employees as of December 31, 2007, including 770 sales employees in the field and 150 in management, marketing, finance and administration. We also maintain active independent contractor relationships with various individuals with whom we have consulting agreements. We believe our employee relations are good. None of our employees are subject to a collective bargaining agreement.

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

        We acquired Sular in March 2002 and have not realized the sales growth for Sular that we anticipated when we acquired it. As a result, our growth has suffered. According to IMS Health's Next Generation Prescription Services data, total Sular prescriptions increased 7.3% for the year ended December 31, 2007 compared to the year ended December 31, 2006. Although we have revised our operational plan to focus on maximizing sales of our existing products, particularly Sular, we may not be able to increase Sular prescriptions.

The potential growth rate for Sular may be limited by the contraction of the market for the class of drugs to which Sular belongs.

        The calcium channel blocker products' market is contracting. This contraction may be due to the following, all or any of which may have an adverse effect on the sales of Sular:

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

        A patent addressing the composition of the active ingredient in Sular expired in 1998 and a patent covering the manufacturing process expired in 2004. The patent covering Sular's coat core tablet expires June 2008. After June 8, 2008 a competitor could introduce a product competitive with Sular containing its same active ingredient. Any such competing product may significantly reduce our potential sales of Sular. Further, as the patent protection for our other products expires, competitors could introduce competitive products which may reduce our sales of such products, adversely impacting our financial performance.

Pohl-Boskamp can terminate our rights to Nitrolingual Pumpspray.

        Nitrolingual Pumpspray is one of our key products. Pohl-Boskamp can terminate our distribution agreement for Nitrolingual Pumpspray if a company with a product competitive with Nitrolingual Pumpspray acquires direct or indirect influence or control over us. Pohl-Boskamp's termination of our distribution agreement could have a material adverse impact on our financial results.

In the future, we may not be able to increase our sales of promoted products sufficiently to compensate for the decrease in sales of our non-promoted products.

        We suffered declining sales of our non-promoted products for the year ended December 31, 2007. We plan to compensate for this decline in revenues by increasing sales of our existing actively promoted products and acquiring new products. However, we may not be able to increase sales of actively promoted products or locate attractive acquisition candidates and successfully complete an acquisition to offset the declining sales of non-promoted products.

If we are unable to introduce line extensions of our existing products, we may not achieve our sales plan.

        Part of our operating plan includes the introduction of line extensions of our existing products to create marketing advantages and extend the life cycles of our products. If we are unable to introduce line extensions for any reason, including our, or our third party developers', inability to obtain necessary FDA approval, we may not achieve our sales plan and/or revenue growth.

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

        For the year ended December 31, 2007, sales to McKesson Corporation represented 32%, Cardinal Health Inc. represented 27% and AmerisourceBergen Corporation represented 13% of our total sales. For the year ended December 31, 2006, sales to McKesson Corporation represented 34%, Cardinal Health Inc. represented 24% and AmerisourceBergen Corporation represented 11% of our total sales. The small number of wholesale drug distributors, consolidation in this industry or financial difficulties of these distributors could result in the combination or elimination of warehouses, which could temporarily increase returns of our products or, as a result of distributors reducing inventory levels, delay the purchase of our products.

If our products under development fail in clinical studies, if we fail or encounter difficulties in obtaining regulatory approval for new products or new uses of existing products, or if our development agreements are terminated, we will have expended significant resources for no return.

        We rely on third parties to formulate, develop and manufacture the materials needed for clinical trials for our products under development. We also rely on third parties to conduct clinical trials for us. If our products are not successful in clinical trials or we do not obtain FDA marketing approval, or if such approval is delayed, we may have expended significant resources with no return.

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

        Because our products are sold by prescription, we depend on third-party payors, such as the government, private healthcare insurers and managed care organizations, to include these products on their lists of products for which third-party payors will reimburse patients. Third-party payors regularly challenge the pricing of medical products and services by substituting cheaper products on their approved lists. Because our products are susceptible to generic competition and because of products that compete with our promoted products, we face an increased risk of third-party payors substituting other products for ours. If third-party payors remove any of these products from their lists or choose not to pay for our product prescriptions, patients and pharmacies may not continue to choose our products.

We rely on data obtained from IMS which could be inaccurate.

        We rely on operational data obtained from IMS, an industry accepted data source. IMS data may not accurately reflect actual prescriptions (for instance, we believe IMS data do not capture all product prescriptions from some non-retail channels) or trade levels of inventory. If IMS data does turn out to be inaccurate or unreliable and our controls are not effective, there could be an adverse effect on our ability to properly manage inventory and our financial performance.

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

        The Company will adjust the conversion rate applicable to the Notes in the event we make any cash distributions to holders of our common stock. The Notes are subject to additional anti-dilution protection that covers stock dividends, subdivisions, combinations and reclassifications of common stock, distributions of certain rights and warrants, distributions in kind and certain issuer tender and exchange offers. The Company capitalized $9.5 million in association with the issuance of the 2007 Notes. It will be amortized over the life of the loan.

        In March 2004, the Company issued a total of $150.0 million of its 1.75% senior subordinated contingent convertible notes due in 2024 (the "2004 Notes") in transactions that were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act. In May 2006 and pursuant to a registered exchange offer, the Company exchanged each outstanding 2004 Note with new notes (the "2006 Notes") that, among other things, require the Company to redeem the $150.0 million 2004 Notes with cash instead of common stock.

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

        On September 18, 2006, the Company and certain of its subsidiaries (together with Sciele, the "Borrower") entered into a secured credit agreement (the "Credit Agreement") with UBS Securities LLC and LaSalle Bank National Association as lead arrangers, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, Regents Bank, Fifth Third Bank and Bank of America, N.A. as co-documentation agents and UBS Loan Finance LLC, as swingline lender. The Credit Agreement provides the Company and its Cayman subsidiary, Sciele Pharma Cayman Ltd., with a five-year revolving credit facility of up to $100 million with an option to expand the facility credit line by up to an additional $75 million. As of December 31, 2007, there was no outstanding balance under the Agreement.

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

        The parties recently engaged in a mediation that led to an agreement in principle to settle all claims in the class action lawsuit for an amount up to $4.65 million. The settlement is to be entirely funded by the Company's insurance carriers. The parties have entered into a Memorandum of Understanding regarding certain terms of the settlement. The settlement is subject to preliminary and final approval by the District Court. The Company expects to receive these approvals during 2008.

An adverse judgement in the currently pending patent litigation could have a material adverse effect on our results of operations and liquidity.

        On September 10, 2007, the Company received a Paragraph 4 certification in connection with Sular 40mg indicating that Mylan Laboratories, Inc. wishes to introduce a generic version of this product. On November 9, 2007, the Company received a Paragraph 4 certification in connection with Sular 20 mg and 30 mg indicating that Mylan Laboratories, Inc. wishes to introduce a generic version of each of these products. These certifications relates to U.S. Patent No. 4,892,741 for the product which expires June 8, 2008. As a result, the Company has initiated patent litigation in the United States District Court for the District of Delaware. The litigation could end immediately as Mylan has filed a motion to dismiss. An adverse ruling could allow immediate generic competition to Sular.

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

We could infringe the intellectual property rights of third parties, which could require us to pay license fees or defend litigation that would be expensive or prevent us from selling products.

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

        Our purchases of Nitrolingual from Pohl-Boskamp, our purchases of Triglide from Skyepharma and our purchases of Sular from Bayer are made in Euros or are otherwise impacted by fluctuations in the U.S. dollar—Euro exchange rate. Although we did not enter into any forward contracts in 2007, we may seek to eliminate risks from foreign currency fluctuations after the time of shipment of product by entering into forward contracts for these purchases of inventory at the time of product shipments. The Company's earnings and cash flows could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies, and there can be no assurance that any hedging activity will be successful in protecting us from exchange risk.

We face market risk that we could be adversely affected by certain fluctuations in interest rates.

        The fair value of our investment portfolio would be negatively affected by an increase in interest rates. Since the majority of the Company's investments are fixed rate interest-bearing securities and therefore subject to the market risk of loss in market value from an increase in rates or a change in the underlying risk of the issuers of the notes, the Company's future earnings and cash flows could be affected adversely if the Company were to sell the securities prior to their maturity date. We had no realized losses from the sale of investments for the year ended December 31, 2007. At December 31, 2007, the Company had total net unrealized losses from marketable securities of $0.2 million.

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

        The Company's long-term fixed interest rate debt is comprised of the New Notes, which are also subject to market risk. All other things being equal, the fair market value of the Company's fixed rate debt will increase as rates decline and will decrease as rates rise. The fixed rate 2007 Notes outstanding, totaling $325.0 million at December 31, 2007, had a fair value of $316.4 million based on quoted market rates as of such date.

Launch of recently-acquired and recently-licensed products may present unexpected challenges.

        Part of our growth strategy involves the continued acquisition and in-licensing of approved and/or late stage products. The subsequent launch of these new products into the marketplace involves significant collaboration and diligence, both internally and with our outside commercial partners. Accordingly, unexpected challenges inherent in the product launch process may arise. These unexpected challenges may include, but may not be limited to, unavailability of commercial partners or their personnel, delays relating to contract negotiation and delays relating to government or regulatory approvals.

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

  •
  providing our Board of Directors with the authority to issue shares of "blank-check" preferred stock without stockholder approval under any terms, conditions, rights and preferences that the Board determines; and

  •
  an advance notice requirement for nominations of directors or proposals for consideration at stockholder meetings.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        There are no material unresolved written comments that were received from the Securities and Exchange Commission staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.

ITEM 2.    PROPERTIES

        In December 2001, we entered into a lease agreement for an approximately 101,120 square foot facility in Alpharetta, Georgia. Our facility includes space for offices and a warehouse. This lease agreement expires in March 2009. In August 2006, we terminated a portion of this lease agreement. We currently occupy approximately 47,079 square feet of the facility. In December 2004, we entered into a license agreement with Business Enabled Offices Limited, as amended each year thereafter, for the use of an approximately 4000 square foot office and related office services in Dublin, Ireland. This license agreement expires in September 2010. In February 2006, the Company entered into a lease agreement with 485 Properties, LLC to lease approximately 51,000 square feet of office space at Corporate Center V, an office tower located in Atlanta, Georgia. The eight year lease term, cancelable after five years, commenced in June 2006. In July 2007, we amended our lease agreement to increase the size of the leased premises by 24,000 square feet of office space in the Corporate Center V.

        In June 2006, the Company relocated its corporate and administrative functions to the new premises at Corporate Center V from its then-current facilities, but continues to maintain its warehouse and training functions at its facilities in Alpharetta, Georgia.

        As part of the June 2007 Alliant acquisition, the Company assumed Alliant's lease agreement with Cousins Properties Incorporated dated July 12, 2005 and amended August 8, 2006, an approximately 6,810 square foot facility at Northpoint Center, an office building located in Alpharetta, Georgia. In September 2007, we subleased to Implantable Provider Group, Inc. 3,341 rentable square feet of our Northpoint facility. In January 2008, we subleased to EnergyCom Networks, LLC the remaining 3,469 rentable square feet of our Northpoint facility.

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

        The parties recently engaged in a mediation that led to an agreement in principle to settle all of the claims in the class action lawsuit for an amount up to $4.65 million. The settlement is to be entirely funded by the Company's insurance carriers. The parties have entered into a Memorandum of Understanding regarding certain terms of the settlement. The settlement is subject to preliminary and final approval by the District Court. The Company expects to receive these approvals during 2008.

        On September 10, 2007, the Company received a Paragraph 4 certification in connection with Sular 40mg indicating that Mylan Laboratories, Inc. wishes to introduce a generic version of this product. On November 9, 2007, the Company received a Paragraph 4 certification in connection with Sular 20mg and 30mg indicating that Mylan Laboratories, Inc. wishes to introduce a generic version of each of these products. These certifications relate to U.S. Patent No. 4,892,741 which expires June 8, 2008. As a result, the Company has initiated patent litigation in the United States District Court for the District of Delaware.

        The Company is also involved with other various legal proceedings incident to the course of business. None of these proceedings are expected to have a material adverse effect on the consolidated financial statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock began trading on the Nasdaq National Market (now known as the Nasdaq Global Select Market) on May 31, 2000. Our trading symbol is "SCRX." The following table lists, for the periods indicated, the high and low sale prices per share for our common stock as reported on the Nasdaq Global Select Market.

	High	Low
2007
First Quarter	$24.97	$21.39
Second Quarter	26.83	23.02
Third Quarter	26.50	21.45
Fourth Quarter	28.83	19.70

	High	Low
2006
First Quarter	$25.48	$14.84
Second Quarter	25.29	20.09
Third Quarter	23.16	17.01
Fourth Quarter	24.75	18.77

        On February 25, 2008, the last reported sale price for our common stock on the Nasdaq Global Select Market was $21.62 per share. As of February 25, 2008, there were approximately 36,291,084 holders of record of our common stock.

Stock Price Performance Graph

        Set forth below is a line-graph presentation comparing the cumulative stockholder return on our common stock against cumulative total returns of the Nasdaq Global Select Market and the Nasdaq Pharmaceutical Index. The performance graph shows total return on investment for the period beginning December 31, 2002 and ending December 31, 2007. The stockholder return shown on the graph below is not necessarily indicative of future performance, and the Company will not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG SCIELE PHARMA, INC.,
NASDAQ MARKET INDEX AND NASDAQ PHARMACEUTICAL

ASSUMES $100 INVESTED ON DEC. 31, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007

Equity Compensation Plan Information

        The following table provides information as of December 31, 2007 with respect to shares of our common stock that may be issued under existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans(1) (excluding securities reflected in column(a)) (c)
2007 Stock Incentive Plan	451,350	$—	1,739,900
2003 Non-Qualified Stock Option Plan	399,270	3.76	—-
2002 Stock Plan Approved by Stockholders	1,616,649	10.09	—-
2000 Stock Plan Approved by Stockholders	154,926	21.63	—-
Employee Stock Ownership Plan	N/A	N/A	754,919

Total	2,622,195		2,494,819

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

        On August 3, 2007, the Company adopted a new share repurchase program authorizing the repurchase of up to $40.0 million of outstanding common stock. This plan replaces all prior share repurchase plans and will expire on August 2, 2008. In the third quarter of 2007, the Company repurchased 305,214 shares of common stock at an average cost of $22.94, or $7.0 million. In the fourth quarter of 2007, the Company repurchased 620,640 shares of common stock at an average cost of $20.83, or $12.9 million. These shares have been retired. As of December 31, 2007, $20.1 million is available for repurchases under the program.

Fiscal Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
January 1 through March 31, 2007	18,822	$23.87	18,822	1	$21,669,963
April 1 through June 30, 2007	567,870	$24.59	567,870	1	$7,707,576
July 1 through August 2, 2007	—-	$—-	—-	1	$7,707,576
August 3 through September 30, 2007	305,214	$22.94	305,214	2	$32,997,703
October 1 through October 31, 2007	—-	$—-	—-	2	$32,997,703
November 1 through November 31, 2007	620,640	$20.83	620,640	2	$20,071,908
December 1 through December 31, 2007	—-	$—-	—-	2	$20,071,908

Total	1,512,546	$22.70	1,512,546

        Plan 1 refers to the Share Repurchase Plan effective August 3, 2006 through August 2, 2007. Plan 2 refers to the Share Repurchase Plan effective August 3, 2007 through August 2, 2008.

Treasury Stock

        In December 2004, our Board of Directors authorized the company to purchase 1,000,000 shares of common stock at an average price of $23.19 per share. The shares were purchased and converted to treasury stock. We acquired these shares in part, to establish a pool of authorized shares that will be available for contribution to the Employee Stock Ownership Plan over time as we in our discretion deem appropriate. The Company distributed 45,081 shares and 200,000 shares to the ESOP in the first quarter of 2007 and 2006, respectively.

Employee Stock Ownership Plan

        In 2005, the Company began an Employee Stock Ownership Plan, which provides benefits to substantially all employees. The annual contribution, if any, to the trust is at the discretion of the Board of Directors of the Company. In February 2006, the Company distributed 200,000 shares to employees under this plan, of which 50,000 shares were allocated to the 2005 plan year and 150,000 shares were allocated to the 2006 plan year. In March 2007, the Company distributed 45,081 shares to employees allocated to the 2006 plan year. As of December 31, 2007, 754,919 shares are available to distribute under this program. In February 2008, the Company deposited an additional 32,417 shares at an average price of $23.88 into the ESOP program for distribution to employees for the 2007 plan year.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data is qualified by reference to and should be read in conjunction with our financial statements and the related notes and other financial information included elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data has been derived from our financial statements which have been audited by BDO Seidman, LLP, independent registered public accounting firm, as of and for the years ended December 31, 2007, 2006, and 2005 and Deloitte & Touche LLP, independent registered public accounting firm, as of and for the years ended December 31, 2004 and 2003. These results may not be indicative of future results. Our results of operations include contributions from products we acquired only from their respective acquisition date.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per shares data)
Statement of Operations Data:
Net revenues	$382,255	$293,181	$216,358	$151,967	$95,305

Net income (loss)	$45,407	$45,244	$39,209	$26,554	$(1,738)

Net income (loss) per share:
Basic	$1.28	$1.29	$1.12	$0.74	$(0.05)

Diluted	$1.25	$1.20	$0.97	$0.66	$(0.05)

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$154,628	$45,261	$17,043	$36,586	$33,722
Marketable securities	33,660	121,190	82,757	160,636	9,996
Total assets	816,668	590,005	529,705	498,484	325,153
Total debt	325,000	150,000	150,000	150,000	—
Total stockholders' equity	424,997	387,823	340,136	308,409	305,777

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

        Forward-looking statements can be identified by the use of forward-looking words such as "believes," "expects," "hopes," "may," "will," "plan," "intends," "estimates," "could," "should," "would," "continue," "seeks," "pro forma," "reasonably likely" or "anticipates," or other similar words (including their use in the negative), or by discussions of future matters such as the development of new products, technology enhancements, possible changes in legislation and other statements that are not historical. These statements include but are not limited to statements under the captions "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" as well as all other sections in this Report on Form 10-K.

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

  •
  The potential growth rate for our promoted products may be limited by slower growth for the class of drugs to which our promoted products belong and by unfavorable clinical studies about such class of drugs;

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

  •
  Certain of our products has experienced manufacturing issues. If the issues recur and cannot be resolved, our ability to acquire the product for sale and sampling will be adversely affected;

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

  •
  Our licensor/supplier can terminate our rights to commercialize Nitrolingual and the sale of the 60 mg dose size of this product has not yet met our expectation;

  •
  We depend on a small senior management group, the departure of any member of which would likely adversely affect our business if a suitable replacement member could not be found;

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

  •
  Side effects of, or marketing or manufacturing problems with our products could result in product liability claims which could be costly to defend and could result in the withdrawal or recall of products from the market;

  •
  We rely on operational data obtained from IMS, an industry accepted data source. IMS data may not accurately reflect actual prescriptions (for instance, we believe IMS data does not capture all product prescriptions from some non-retail channels);

  •
  An adverse judgment in the pending patent litigation or in the securities class action litigation in which we and certain current and former directors and executive officers are defendants could have a material adverse effect on our results of operations and liquidity;

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

  •
  We may be found noncompliant with applicable federal, state or international laws, rules or regulations which could result in fines and/or product recalls or otherwise cause us to expand significant resources to correct such noncompliance;

  •
  If generic competitors that complete with any of our products are introduced, our revenues may be adversely affected; and

  •
  Some unforeseen difficulties may occur.

        The risk factors described above as well as in the "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections are not exhaustive. We may not have correctly identified and appropriately assessed all factors affecting our business and the publicly available and other information with respect to these matters may not be complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact us. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, and results of operations. For these reasons, we caution you not to place undue reliance on our forward-looking statements.

Our Business

        Sciele Pharma, Inc. is a pharmaceutical company specializing in sales, marketing and development of branded prescription products focused on Cardiovascular, Diabetes, Women's Health, and Pediatric treatment. The Company's Cardiovascular, Diabetes products treat patients with high cholesterol, hypertension, high triglycerides, unstable angina, and Type 2 Diabetes. Its Women's Health products are designed to improve the health and well-being of women of all ages, as well as expectant and nursing mothers and their babies. Its Pediatric product focus includes the sub-specialties of allergy and immunology, psychiatry, neurology, urology and infectious diseases. Headquartered in Atlanta, Georgia, and founded in 1992, Sciele Pharma employs more than 900 people. As of 12/31/07, our promoted products include:

Cardiology/Diabetes	Women's Health	Pediatric
Sular	Prenate DHA	Allegra
Nitrolingual	Prenate Elite	Methylin
Altoprev	Zovirax	Orapred
Fortamet
Triglide

        Our current operating plan focuses on maximizing the sales of our existing product portfolio. We also plan to accelerate growth by launching line extensions to our current products and by acquiring or licensing approved products or late stage development products and other businesses. We plan to focus on products which complement our Cardiovascular, Diabetes, Women's Health and Pediatric categories that allow us to leverage our existing sales force infrastructure.

        We currently market and sell 21 products, 11 of which are actively promoted and which accounted for approximately 87% of our total sales for the year ended December 31, 2007. We promote our products through our nationwide sales and marketing force, targeting high-prescribing primary care physicians, endocrinologists, cardiologists, obstetricians and gynecologists, and pediatricians.

Results of Operations

Years Ended December 31, 2007 and December 31, 2006

        Net Revenues.    Net revenues increased $89.1 million, to $382.3 million for 2007, compared to $293.2 million for 2006.

        Net revenues from our cardiovascular and diabetes products (namely Sular, Fortamet, Altoprev, Triglide and Nitrolingual) increased $31.0 million, to $254.0 million for the year ended December 31, 2007, compared to $223.0 million year ended December 31, 2006. The increase was primarily due to the continued growth of Sular, Nitrolingual Pumpspray, and Triglide, as well as price increases implemented in the first and third quarters of 2007. Cardiovascular, Diabetes products represented 66.5% of the Company's total sales for the year of 2007.

        Net revenues from our Women's Health products (namely Prenate DHA, Prenate Elite, OptiNate, Zovirax, Ponstel and Ostiva), increased $22.6 million, to $77.8 million for the year ended December 31, 2007, compared to $55.2 million for the year ended December 31, 2006 respectively. This increase is primarily related to the expansion of our women's health sales force in the first quarter of 2007, which resulted in an increase in Prenate Elite's market share and the launch of Prenate DHA and Zovirax. In June 2007, the Company launched Prenate DHA, the first and only prescription prenatal vitamin with 300 milligrams of DHA (from a total 365 mg of omega-3 fatty acids) which is the highest amount available in a prescription prenatal vitamin. Women's Health products represented 20.3% of the Company's total sales for the year of 2007.

        Net revenues for our Pediatrics and other products increased $35.4 million to $50.4 million for the year ended December 31, 2007, compared to $15.0 million for the year ended December 31, 2006. The increase in revenues for pediatric and non-promoted products was primarily the result of the Alliant acquisition. Pediatrics and other products represented 13.2% of the Company's total sales for the year of 2007.

Product Overview

	Change in total dispensed prescriptions for the year ended December 31, 2007 compared to the year ended December 31, 2006(a)	Change in new dispensed prescriptions for the year ended December 31, 2007 compared to the year ended December 31, 2006(a)
Cardio/Diabete:
Sular	7.3%	4.0%
Triglide	47.4%	37.0%
Nitrolingual	0.3%	(0.1)%
Fortamet	(6.9)%	(18.7)%
Women's Health:
Prenate Elite	(10.4)%	(7.7)%
Prenate DHA	N/A	N/A
Zovirax	N/A	N/A
Pediatrics:
Orapred ODT	79.3%	81.4%
Methlyin Chewable	50.8%	50.6%
Allegra	N/A	N/A

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

        Cost of Revenues.    Cost of revenues increased $12.1 million, to $52.8 million for the year ended December 31, 2007, compared to $40.7 million for the year ended December 31, 2006. The increase in cost of revenues is related to the change in product mix, inventory write-offs, increases in freight costs and the increase in sales for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

        Gross Margin.    Gross margins for 2007 were 86.2% compared to 86.1% for 2006. This increase in gross margin for the year ended December 31, 2007 is the result of a change in product mix and price increases.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses ("SG&A") increased $45.5 million, to $190.8 million for the year ended December 31, 2007, compared to $145.3 million for the year ended December 31, 2006. The increase in SG&A expense in the third quarter of 2007 is primarily due to costs associated with the launch of Prenate DHA, the cost of the new Alliant sales force, higher royalties of $5.1 million and commissions of $6.0 million and new marketing programs associated with certain products. Additionally, the Company experienced charges in the fourth quarter of 2007 related to the launch of its new Sular formulation. Also affecting SG&A expenses was an increase in stock compensation expense of $2.4 million related to the issuance and accelerated vesting of restricted shares.

        Depreciation and Amortization.    Depreciation and amortization expense increased $2.5 million, to $28.4 million for the year ended December 31, 2007 compared to $25.9 million for the year ended December 31, 2006. The increase in amortization expense is primarily related to the addition of our intangibles related to Zovirax, Fenofibrate, the final Sular milestone paid in 2006, and the new Pediatric products acquired in the second quarter of 2007. The increase was offset by the decrease in amortization expense related to completing the amortization of a portion of Sular intangible assets in the first quarter of 2007.

        The Company believes there are no intangible asset impairments and there were no other asset write-downs as of December 31, 2007.

        Research and Development Expense.    Research and development expense increased $16.1 million, to $32.7 million for the year ended December 31, 2007, compared to $16.6 million for the year ended December 31, 2006. This increase was primarily related to the new Sular formulation and in-process research and development charges for PSD502. The Company incurred development expenses related to the completion of Phase III patient enrollments for both glycopyrrolate and the pravastatin/fenofibrate combination, and the expansion of the Company's clinical and regulatory group.

        Interest Expense.    Interest expense increased $5.5 million, to $8.7 million for the year ended December 31, 2007, compared to $3.2 million for the year ended December 31, 2006. The increase is due to the issuance of the $325 million convertible bonds (see Note 4) as well as the entry into the new $100 million secured credit facility in September 2006 (see Note 2). The increase was partially offset by the elimination of the interest expense related to our retired $150 million contingent convertible note.

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

        The Notes are our senior unsecured obligations and rank equally in right of payment with each other and with all of our other senior unsecured indebtedness. The Notes will be subordinated in right of payment to all of our existing and future secured indebtedness (to the extent of the value of the collateral securing the same). The indenture does not contain any restriction on the payment of dividends, the incurrence of indebtedness or the repurchase of our securities, and does not contain any financial covenants. For a full description of the Notes, please see Item 1A—"Risk Factors".

        The Company had no debt (including under our credit facility) other than the aforementioned notes outstanding at December 31, 2007 or December 31, 2006.

        Interest Income.    Interest income increased $4.5 million, to $9.4 million for the year ended December 31, 2007, compared to $4.9 million for the year ended December 31, 2006. The increase is primarily due to higher average cash balance, due to timing of the new $325 million contingent convertible notes being issued in May 2007 offset by the extinguishment of the $150 million contingent convertible notes in June 2007 and the closing of the acquisition of Alliant in June 2007. In addition, we have benefited from larger cash generation from sales and higher returns on current investments.

        Loss on Equity Investments.    Loss on equity investments was $4.9 million for the year ended December 31, 2007. This was primarily related to the in-process research and development charge on the investment in Addrenex Pharmaceuticals in the third quarter of 2007. The investment is accounted for under the equity method.

        Other Expense.    Other expense was $5.3 million for the year ended December 31, 2007. This was related to the retirement of $150 million contingent convertible debt and the write-off of the related capitalized finance costs in the second quarter of 2007. There were no comparative expenses for the year ended 2006.

        Provision for Income Taxes.    Income taxes were provided for at a rate of 33.4% for the year ended December 31, 2007 compared to 31.8% for the year ended December 31, 2006. This increase in the effective rate is due primarily to the change in the mix of tax jurisdictions, both domestic and international, where our income was earned.

Years Ended December 31, 2006 and December 31, 2005

        Net Revenues.    Net revenues increased $76.8 million, to $293.2 million for 2006, compared to $216.4 million for 2005. This increase was primarily the result of increased revenues for promotional products of $87.1 million to $278.2 million resulting from a full year of Altoprev and Fortamet sales which were launched in April 2005, OptiNate sales which was launched in March 2005 the continued growth of Sular scripts which is attributed to the successful leveraging of our improved managed care position by our sales force, the launch of Triglide in July 2005, as well as price increases. The increase in revenues was partially offset by a decrease in net revenues for non-promoted products of $10.2 million in 2006 compared to 2005. This reduction is primarily from our Tanafed line as a result of generic entries into the market.

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

    (a)
    Source: IMS's Next Generation Prescription Services data.

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

        Net revenues from our cardiovascular and diabetes products (namely Sular, Fortamet, Altoprev, Triglide and Nitrolingual) increased $78.5 million, to $223.0 million for the year ended December 31, 2006, compared to $144.5 million year ended December 31, 2005. The increase was primarily due to 2006 including a full year of Altoprev and Fortamet sales which were launched in April 2005, the continued growth of Sular prescriptions which is attributed to the successful leveraging of our improved managed care position by our sales force, the launch of Triglide in July 2005, as well as price increases.

        Net revenues from our promoted Women's Health products (namely Prenate Elite, OptiNate, Ponstel, Ostiva and Zovirax) increased $8.6 million, to $55.2 million for the year ended December 31, 2006, compared to $46.6 million for the year ended December 31, 2005 respectively. This increase is primarily related to the successful launch of our women's health sales force in the first quarter of 2006, continued growth of our market share for OptiNate which was launched in April 2005, the launch of Ostiva in September 2006, and price increases.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses ("SG&A") increased $47.9 million, to $145.3 million for the year ended December 31, 2006, compared to $97.4 million for the year ended December 31, 2005. This increase in selling, general and administrative expenses is due primarily to sales force expansion and the increase in royalty and commission expenses related to higher revenues. Additionally, we recognized $6.8 million in stock based compensation expense in SG&A for the year ended December 31, 2006, compared to the $1.1 million in share based compensations for the year ended December 31, 2005. This increase is primarily related to the adoption of Statement of Financial Accounting Standards ("SFAS") 123(R), Share Based Payment, in 2006.

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

        Research and Development Expense.    Research and development expense increased $12.5 million, to $16.6 million for the year ended December 31, 2006, compared to $4.1 million for the year ended December 31, 2005. These increases were primarily related to greater activity in the development program for lifecycle management initiatives for our products, which includes the new Sular formulation and the glycopyrrolate formulation for chronic moderate to severe drooling in pediatric patients, as well as management's increased emphasis on development. Additionally, we recognized $1.1 million in research and development stock-based compensation expense for the year ended December 31, 2006. There were no comparable expenses in 2005.

        Interest Expense.    Interest expense increased $0.2 million, to $3.2 million for the year ended December 31, 2006, compared to $3.0 million for the year ended December 31, 2005. The increase is due entering into the new $100.0 million secured credit facility in September 2006 discussed in note 2 to the consolidated financial statements.

        In March 2004, the Company issued a total of $150.0 million of its 1.75% senior subordinated contingent convertible notes due in 2024 (the "2004 Notes") in transactions that were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act. In May 2006 and pursuant to a registered exchange offer, the Company exchanged each outstanding 2004 Note with new notes (the "New Notes") that, among other things, require the Company to redeem the $150.0 million 2004 Notes with cash instead of common stock. As an incentive to the 2004 Note holders to exchange the 2004 Notes for New Notes, the Company paid each exchanging holder an exchange fee equal to 0.75% of the face value of each New Note exchanged. The Company paid an aggregate exchange fee of $1,125,000. The New Notes are due March 8, 2024 and accrued interest is payable semi-annually in arrears on March 8 and September 8 of each year, which commenced on September 8, 2004. In addition to the interest on the New Notes, after March 8, 2007, the Company will also pay contingent interest during specified six-month periods if the average trading price of the New Notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum. As this contingent interest feature is based on the underlying trading price of the New Notes, the contingent interest qualifies as an embedded derivative. As of December 31, 2006, management determined that the fair value of this contingent interest embedded derivative was not material. The net proceeds from this initial issuance, after deducting offering expenses, were approximately $145.5 million. Financing costs of $5.0 million were incurred with the original issuance and $1,125,000 with the exchange, which are being amortized on a straight-line basis over the life of the notes, and are included in other assets in the consolidated balance sheet.

        For a further description of the notes, please see Item 1A—"Risk Factors".

        The Company had no debt (including under our credit facility) other than the aforementioned notes outstanding at December 31, 2007 or December 31, 2006.

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

        Our cash and cash equivalents were $154.6 million at December 31, 2007, compared to $45.3 million at December 31, 2006. Net cash provided by operating activities for the year ended December 31, 2007 was $63.7 million. This source of cash was primarily the result of net income of $45.4 million, resulting primarily from the sales of our promoted products, an increase in accounts payable of $7.8 million, primarily related to increased business volume, in-process research and development and equity investment charges related to Addrenex of $4.8 million, an increase in accrued expenses and other long-term liabilities of $10.2 million, primarily related to increased commissions and royalties as a result of increased sales a decrease in inventory of $1.1 million, primarily related to better inventory management. Also affecting cash provided by operating activities were non-cash items of depreciation and amortization of $28.4 million, stock based compensation expenses of $10.3 million, interest expense of $1.7 million and the loss on the extinguishment of debt of $5.3 million. Partially offsetting these cash providers were cash uses related to an increase in accounts receivable of $20.6 million, as a result of increase sales, deferred income tax expense of $3.6 million, and an increase in other current assets of $18.1 million, and an increase in income taxes receivable of $8.9 million, primarily related to estimated tax payments made during the year.

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

        We maintain supply agreements with third party suppliers for all of our products. Some of these supply agreements contain minimum purchase requirements. For most of these supply agreements, we believe that our inventory requirements and related purchases of inventory will exceed the minimum purchase requirement in 2008. In those cases in which we do not believe our purchases will exceed the minimum purchase requirements, we are seeking or have sought to negotiate waivers or modifications of the minimum purchase requirements.

        Net cash used in investing activities for the year ended December 31, 2007 was $91.7 million, compared to net cash used in investing activities for the year ended December 31, 2006 which was $53.5 million. The primary uses of this cash were related to the $127.1 million purchase of Alliant, net of the cash acquired, the $18.8 million for the purchases and advanced payments for products and licenses associated with Fosteum, the head lice asphyxiation product, the pravastatin/fenofibrate combination, the purchase of marketable securities of $248.1 million, purchase of equity investments of $12.2 million related to the investments of $6.0 million and $6.2 million in Addrenex and Plethora, respectively, and the acquisition of property plant and equipment of $23.0 million, primarily for the development of a manufacturing line and new computer and audio-visual systems for the home office. The uses of cash were offset by proceeds from the sale of marketable securities of $337.5 million.

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

        Net cash provided by financing activities was $139.4 million for the year ended December 31, 2007 primarily resulting from the issuance of $325.0 million contingent convertible senior notes, $5.1 million from the issuances of common stock related to executive and employee stock options and restricted shares, and $3.2 million for a non-cash reduction in taxes payable relating to stock options. Partially offsetting the cash proceeds were the retirement of the $150.0 million senior subordinated contingent convertible notes, the repurchase of our common stock for $34.3 million and $9.5 million in capitalizable debt cost related to the issuance of the $325 million notes costs associated with the exchange of the contingent convertible debt, discussed in footnote 10 of our financial statements.

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

        On August 3, 2007, the Company adopted a new share repurchase program authorizing the repurchase of up to $40.0 million of outstanding common stock. This plan replaces all prior share repurchase plans and will expire on August 2, 2008. In the third quarter of 2007, the Company repurchased 305,214 shares of common stock at an average cost of $22.94, or $7.0 million. In the fourth quarter of 2007, the Company repurchased 620,640 shares of common stock at an average cost of $20.83, or $12.9 million. These shares have been retired. As of December 31, 2007, $20.1 million is available for repurchases under the program.

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

Contractual Obligations (in thousands)

Contractual Obligations	Total	2008	2009	2010	2011	2012-Thereafter
Operating lease obligations	$23,534	$8,218	$6,262	$4,475	$1,905	$2,674
Purchase obligations	17,189	6,029	6,029	5,131	—	—
Long-term debt obligations	325,000	—	—	—	—	325,000

Total	$365,723	$14,247	$12,291	$9,606	$1,905	$327,674

        Operating lease obligations include $5.4 million and $6.5 million in 2008 and 2009–2010, respectively for our corporate fleet vehicles. Also included is the annual lease payment of between $2.8 million and $1.7 million per annum through July 2012 for all office space.

        In December 2001, we entered into a lease agreement for an approximately 101,120 square foot facility in Alpharetta, Georgia. Our facility includes space for offices and a warehouse. This lease agreement expires in March 2009. In August 2006, we terminated a portion of this lease agreement. We currently occupy approximately 47,079 square feet of the facility. In December 2004, we entered into a license agreement with Business Enabled Offices Limited, as amended each year thereafter, for the use of an approximately 4000 square foot office and related office services in Dublin, Ireland. This license agreement expires in September 2010. In February 2006, the Company entered into a lease agreement with 485 Properties, LLC to lease approximately 51,000 square feet of office space at Corporate Center V, an office tower located in Atlanta, Georgia. The eight year lease term, cancelable after five years, commenced in June 2006. In July 2007, we amended our lease agreement to increase the size of the leased premises by 24,000 square feet of office space in the Corporate Center V.

        In June 2006, the Company relocated its corporate and administrative functions to the new premises at Corporate Center V from its then-current facilities, but continues to maintain its warehouse and training functions at its facilities in Alpharetta, Georgia.

        As part of the June 2007 Alliant acquisition, the Company assumed Alliant's lease agreement with Cousins Properties Incorporated dated July 12, 2005 and amended August 8, 2006, an approximately 6,810 square foot facility at Northpoint Center, an office building located in Alpharetta, Georgia. In September 2007, we subleased to Implantable Provider Group, Inc. 3,341 rentable square feet of our Northpoint facility. In January 2008, we subleased to EnergyCom Networks, LLC the remaining 3,469 rentable square feet of our Northpoint facility.

        Purchase obligations for inventory are based on the unit contractual obligations at the unit cost as of December 31, 2007. Unit prices are subject to increase upon notification by the supplier in the event of increased costs incurred by the supplier.

        Long-term debt obligations do not include interest payments of $8.5 million per year relating to the $325.0 million senior subordinated contingent convertible note.

        Contractual obligations do not include certain contingent payments related to milestones on licensing and purchasing agreements, as the conditions for payment have not been met.

        We did not include the FIN 48 accrual of $1.0 million in the above table due to the uncertainty of the timing of the payments.

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

  •
  Intangible assets and Goodwill.    When we acquire the rights to manufacture and sell a product, we record the aggregate purchase price, along with the value of the product related liabilities that we assume, as intangible assets. We use the assistance of valuation experts to help us allocate the purchase price to the fair value of the various intangible assets that we have acquired. Then, we must estimate the economic useful life of each of these intangible assets in order to amortize their cost as an expense in our statement of operations over the estimated economic useful life of the related asset. The factors that drive the actual economic useful life of a pharmaceutical product are inherently uncertain, and include patent protection, physician loyalty and prescribing patterns, competition by products prescribed for similar indications, future introductions of competing products not yet FDA approved, the impact of promotional efforts and many other issues. We use all of these factors in initially estimating the economic useful lives of our products, and we also continuously monitor these factors for indications of appropriate revisions.

    In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, we must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. We review intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company tests its goodwill asset by comparing the fair value of the Company's reporting unit to the carrying value. The carrying value is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to reporting unit. Goodwill is considered impaired if the carrying amount exceeds the fair value of the asset. Such events or circumstances that may lead to impairment include but are not limited to, lack of promotional sensitivity, the introduction of competitive products and changes in government regulations. If we determine that an intangible asset is impaired, a non-cash impairment charge would be recognized. If we should incur an impairment loss, there may be a material impact to the financial statements.

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

Recent Accounting Pronouncements

        In December 2007, The Financial Accounting Standards Board ("FASB") issued FASB Statements No. 141 (revised 2007), Business Combination. This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 141(R) will have on its future financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries' non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 160 will have on its financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's financial statements.

        In September, 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 is not expected to have a material impact on the Company's financial statements.

        On September 15, 2006 the FASB issued SFAS No. 157, Fair Value Measurements. The Statement provides guidance for using fair value to measure assets and liabilities. This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The Statement does not expand the use of fair value in any new circumstances. It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with an additional one year deferral for nonfinancial assets and liabilities. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's financial statements.

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

        In June 2006, the Emerging Issues Task Force ("EITF") ratified the consensus on EITF 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" ("EITF 06-3"). EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity's accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion No. 22, "Disclosure of Accounting Policies." Amounts that are allowed to be charged to customers as an offset to taxes owed by a company are not considered taxes collected and remitted. If government-imposed taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 became effective for interim and annual reporting periods beginning after December 15, 2006. Our policy is to account for taxes collected from customers on a net basis. The adoption EITF 06-3 did not have a material impact on the Company's financial statements.

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

Foreign Currency Exchange Risk

        Our purchases of Sular, Triglide, Prenate DHA and Nitrolingual are made in Euros. Although we did not enter into any forward contracts in 2007, we may eliminate risks from foreign currency fluctuations after the time of shipment of product by entering into forward contracts for these purchases of inventory at the time of product shipments. The Company's earnings and cash flows could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies.

Market Risk on Investments

        The fair value of our investment portfolio would be negatively affected by an increase in interest rates. Since the majority of the Company's investments are fixed rate interest-bearing securities and therefore subject to the risk of loss in market value from an increase in rates or a change in the underlying risk of the issuers of the notes, the Company's future earnings and cash flows could be affected adversely if the Company were to sell the securities prior to their maturity date. There were no realized losses from the sale of investments for the year ended December 31, 2007. At December 31, 2007, the Company had total net unrealized losses from marketable securities of $0.2 million.

Market Risk on Variable Rate Debt

        In connection with borrowings we may make under the senior secured revolving credit facility arranged by UBS Securities LLC, we could experience market risk with respect to changes in the general level of the interest rates and its effect upon our interest expense. Borrowings under this facility bear interest at variable rates. Because such rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, our present exposure to interest rate fluctuations is primarily dependent on rate changes that may occur while borrowings under this credit facility are outstanding. At December 31, 2007 nor during 2007, there was no debt outstanding under this facility.

Market Risk on Fixed Rate Debt

        The Company's long-term fixed interest rate senior subordinated contingent convertible notes are also subject to market risk. Fixed rate debt outstanding at December 31, 2007 was $325.0 million with an interest rate of 2.625%. All other things being equal, the fair market value of the Company's fixed rate debt will increase as rates decline and will decrease as rates rise. The fixed rate notes outstanding totaling $325.0 million at December 31, 2007 had a fair value of $316.4 million based on quoted market rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is set forth at the pages indicated in Item 15(a)(i) below.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of Sciele Pharma's disclosure controls and procedures pursuant to Rule 13a 15(e) of the Exchange Act as of the end of the period covered by this report.

        Our internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements.

        As described below, our management previously identified a material weakness in disclosure controls as of September 30, 2007 as a result of our accounting treatment of our investment in Addrenex Pharmaceuticals, Inc. This material weakness was not remediated in the fourth quarter. Thus, our Chief Executive Officer and our Chief Financial Officer concluded our disclosure controls were not effective at December 31, 2007.

Management's Report on Internal Control over Financial Reporting

        In performing the assessment, our management previously identified a material weakness in internal control over financial reporting as of September 30, 2007, as follows:

        The controls over our accounting for investments in other companies did not operate effectively as of September 30, 2007. Specifically, a control did not effectively apply Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock ("APB No. 18") in connection with the Company's $6 million investment in Addrenex Pharmaceuticals, Inc. Had APB No. 18 been correctly applied to this investment, we would have accounted for the investment using the equity method as opposed to the cost method as previously reflected in our September 30, 2007

Form 10-Q. After determining that APB No. 18 was not correctly applied to this investment, we amended the 10-Q on February 29, 2008 to properly reflect our Addrenex investment. Accordingly, we recorded a charge of $4.8 million to expense related to acquired in-process R&D of $4.8 million and a corresponding reduction to our investment in Addrenex which is reported in other long term assets on our balance sheet. The effect on our net income after tax adjustments for the quarter ended September 20, 2007 was a reduction in net income of $3.2 million or $0.09 per diluted share.

        Due to this material weakness, management concluded that our internal control over financial reporting also was not effective as of December 31, 2007.

        In order to improve controls over financial reporting for investments in third parties, management has taken steps to remediate this deficiency by establishing an internal policy to seek outside professional advice with respect to its accounting treatment of significant investments in third-parties.

        Statement identifying the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting.

        In order to ensure that our internal control over financial reporting is effective, management is responsible for regularly assessing such controls and did so most recently for its financial reporting as of December 31, 2007. We are committed to a continuing process of identifying, evaluating and implementing improvements to the effectiveness of our disclosure and internal controls and procedures. Our management based its assessment of the effectiveness of our internal control over financial reporting on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control—Integrate Framework. The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of our businesses.

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

        BDO Seidman, LLP, our independent registered public accounting firm, audited the effectiveness of internal control over financial reporting and, based on that audit, issued their report which is included below.

        Changes in internal control our financial reporting.

        Our management has not identified any changes in our internal controls over financial reporting during our fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sciele Pharma, Inc.
Atlanta, Georgia

        We have audited Sciele Pharma, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sciele Pharma, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: controls over accounting for investments in other companies were not effective. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated February 29, 2008, on those financial statements.

        In our opinion, because of the effect of the aforementioned material weakness, Sciele Pharma, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We do not express an opinion or any other form of assurance on management's statements referring to any corrective actions taken by the Company after the date of management's assessment.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sciele Pharma, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia

February 29, 2008

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT

        This information is incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Stockholders under the headings "Proposal 1—Election of Class C Directors" and in our Proxy Statement for our 2008 Annual Meeting of Stockholders or in a subsequent amendment to this Report. Information regarding compliance by our directors and executive officers and owners of more than 10% of Sciele Pharma's common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth in and incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Stockholders under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" or in a subsequent amendment to this Report.

ITEM 11.    EXECUTIVE COMPENSATION

        This information is incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Stockholders under the heading "Executive Compensation" or in a subsequent amendment to this Report.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        This information is incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management" or in a subsequent amendment to this Report. See also Part II, Item 5 "Market for Registrant's Common Equity and Related Stockholder Matter-Equity Compensation Plan Information" of this Report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        This information is incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Stockholders under the heading "Certain Relationships and Related Transactions" or in a subsequent amendment to this Report.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        This information is incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Stockholders under the heading "Independent Accountant Matters" or in a subsequent amendment to this Report.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements filed as part of this Report:

(a)(2) Documents filed as a part of this report:

Exhibit Number		Description
3.1(1)	—	Amended and Restated Certificate of Incorporation
3.2(2)	—	Amended and Restated Bylaws
3.3(3)	—	Amendment to the Amended and Restated Bylaws
4.1(4)	—	Form of Stock Certificate
4.2(5)	—	Shareholder Protection Rights Agreement
10.2(6)	—	2000 Stock Plan
10.3(7)	—	Amended and Restated 2002 Stock Plan
10.4(8)	—	2003 Nonqualified Stock Option Plan
10.5(9)	—	Sciele Pharma, Inc. Deferred Compensation Plan
10.6(10)	—	Accelerated Vesting Plan
10.7(11)	—	Amended and Restated Employee Stock Ownership Plan
10.8(12)	—	2007 Stock Incentive Plan
10.9(12)	—	Form of Stock Option Award Agreement under the Company's 2007 Stock Incentive Plan
10.10(12)	—	Form of Stock Appreciation Rights Award Agreement under the Company's 2007 Stock Incentive Plan
10.11(12)	—	Form of Restricted Share Unit Award Agreement under the Company's 2007 Stock Incentive Plan
10.12(12)	—	Form of Deferral Election Agreement for Deferred Share Units under the Company's 2007 Stock Incentive Plan
10.13(13)	—	Employment Agreement with Patrick Fourteau dated December 26, 2007
10.14(13)	—	Employment Agreement with Darrell Borne dated December 26, 2007
10.15(13)	—	Employment Agreement with Edward Schutter dated December 26, 2007
10.16(13)	—	Employment Agreement with Leslie Zacks dated December 26, 2007
10.17(13)	—	Employment Agreement with Larry Dillaha dated December 26, 2007
10.18(14)	—	Form of Indemnity Agreement between the Company and its Directors and Executive Officers

10.19(15)	—	Registration Rights Agreement with Deutsche Bank Securities Inc. and UBS Securities LLC dated as of March 8, 2004
10.20(16)+	—	Agreement to License and Purchase, dated March 2, 2005, by and between the Company, Andrx Labs, LLC, and the other seller entities listed therein
10.21(16)+	—	Manufacturing and Supply Agreement, dated March 28, 2005, by and between the Company and Andrx Pharmaceuticals, Inc.
10.22(16)+	—	License Agreement, dated March 28, 2005, by and between the Company and Andrx Pharmaceuticals, Inc., Andrx Labs, LLC, Andrx Laboratories (NJ), Inc., and Andrx EU, Ltd
10.23(17)	—	Lease Agreement dated December 31, 2001 between the Company and Castle Investment Company, Inc.
10.24(18)	—	Lease Agreement between the Company and 485 Properties, LLC dated February 7, 2006
10.25(19)	—	Credit Agreement dated September 18, 2006 between the Company and certain of its subsidiaries as borrowers, UBS Securities LLC and LaSalle Bank National Association as lead arrangers and the lenders therein
10.26(19)	—	Security Agreement dated September 18, 2006 between the Company and certain of its subsidiaries as grantees and the grantors named therein
10.27(20)	—	Form of Indenture, dated as of May 14, 2007, between the Company and LaSalle Bank National Association as Trustee
10.28(20)	—	Form of 2.65% Contingent Convertible Senior Note due 2027
10.29(21)	—	Agreement and Plan of Merger dated April 24, 2007 between the Company, Alliant Pharmaceuticals, Inc. and the other parties thereto
10.30(22)	—	First Amendment to Agreement and Plan of Merger dated June 12, 2007 between the Company, Alliant Pharmaceuticals, Inc. and the other parties thereto
10.31*	—	Executive Compensation Table
10.32*	—	Director Compensation Table
14.1*	—	Code of Business Conduct and Ethics
21.1*	—	Subsidiaries of the Company
23.1*	—	Consent of BDO Seidman, LLP
31.1*	—	Certification of Chief Executive Officer
31.2*	—	Certification of Chief Financial Officer
32.1*	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

+
The Company has requested confidential treatment of portions of this exhibit pursuant to Rule 24(b)-2 of the Securities Exchange Act of 1934.

(1)
Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 2002

(2)
Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 2003

(3)
Incorporated by reference from the Company's Form 8-K filed March 9, 2004

(4)
Incorporated by reference from the Company's Form S-1 filed on February 18, 2000

(5)
Incorporated by reference from the Company's Form 8-K filed on July 16, 2002

(6)
Incorporated by reference from the Company's Form S-1 filed on February 18, 2000

(7)
Incorporated by reference from the Company's Form S-1 filed on March 5, 2002

(8)
Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 2003

(9)
Incorporated by reference from the Company's Form 8-K filed on December 31, 2006

(10)
Incorporated by reference from the Company's Form 10-K for the fiscal year ended December 31, 2005

(11)
Incorporated by reference from the Company's Form S-8 filed on November 15, 2005

(12)
Incorporated by reference from the Company's Form S-8 filed on August 1, 2007

(13)
Incorporated by reference from the Company's Form 8-K filed on December 31, 2007

(14)
Incorporated by reference from the Company's Form S-1 filed on February 18, 2000

(15)
Incorporated by reference from the Company's Form 8-K filed on March 9, 2004

(16)
Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 2005

(17)
Incorporated by reference from the Company's Form S-1 filed on March 5, 2002

(18)
Incorporated by reference from the Company's Form 10-K for the fiscal year ended December 31, 2005

(19)
Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 2006

(20)
Incorporated by reference from the Company's Form 8-K filed on May 14, 2007

(21)
Incorporated by reference from the Company's Form 8-K filed on April 27, 2007

(22)
Incorporated by reference from the Company's Form 8-K filed on June 13, 2007

SIGNATURES

        Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 29, 2008	SCIELE PHARMA, INC.
	By:	/s/ PATRICK P. FOURTEAU Patrick P. Fourteau Chief Executive Officer

        Pursuant to the requirements of the Securities Excange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

Name	Title	Date

/s/ PATRICK P. FOURTEAU Patrick P. Fourteau	Director, Chief Executive Officer	February 29, 2008
/s/ DARRELL BORNE Darrell Borne	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)	February 29, 2008
/s/ PIERRE LAPALME Pierre Lapalme	Chairman of the Board	February 29, 2008
/s/ JERRY N. ELLIS Jerry N. Ellis	Director	February 29, 2008
/s/ JERRY C. GRIFFIN, M.D. Jerry C. Griffin, M.D.	Director	February 29, 2008
/s/ WILLIAM J. ROBINSON William J. Robinson	Director	February 29, 2008
/s/ JON S. SAXE Jon S. Saxe	Director	February 29, 2008
/s/ PATRICK J. ZENNER Patrick J. Zenner	Director	February 29, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sciele Pharma, Inc.
Atlanta, Georgia

        We have audited the accompanying consolidated balance sheets of Sciele Pharma, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sciele Pharma, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sciele Pharma's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2008 expressed an adverse opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia
February 29, 2008

SCIELE PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$154,628	$45,261
Marketable securities	33,660	121,190
Accounts receivable, net of allowances of $2,582 and $2,010 at December 31, 2007 and December 31, 2006, respectively	71,709	47,551
Inventories	26,270	26,640
Income taxes receivable	13,608	4,869
Current deferred tax assets	4,121	2,465
Other current assets	42,652	21,091

Total current assets	346,648	269,067

Property and equipment, net	29,676	9,142
Other assets:
Intangibles, net	345,556	305,040
Goodwill	70,809	—
Long term deferred tax assets	4	93
Other	23,975	6,663

Total other assets	440,344	311,796

Total assets	$816,668	$590,005

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Account payable	$34,031	$18,874
Accrued expenses	26,490	18,965

Total current liabilities	60,521	37,839
Long-term liabilities:
Convertible debt	325,000	150,000
Deferred tax liabilities	4,408	12,368
Other long-term liabilities	1,742	1,975

Total liabilities	391,671	202,182

COMMITMENTS AND CONTINGENCIES (NOTE 11 and 12)
Stockholders' equity:
Preferred stock, 1,000,000 shares authorized and none outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,077,380 and 35,873,121 issued at December 31, 2007 and December 31, 2006, respectively	36	36
Additional paid-in capital	272,334	282,718
Retained earnings	172,966	127,768
Accumulated other comprehensive loss	(2,832)	(4,147)

Stockholders' equity before treasury stock	442,504	406,375
Less: Treasury stock at cost,
Common stock, 754,919 and 800,000 shares at December 31, 2007 and December 31, 2006, respectively	(17,507)	(18,552)

Total stockholders' equity	424,997	387,823

Total liabilities and stockholders' equity	$816,668	$590,005

The accompanying notes are an integral part of these consolidated financial statements.

SCIELE PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2007	2006	2005
Net revenues	$382,255	$293,181	$216,358
Operating costs and expenses:
Cost of revenues	52,755	40,687	33,331
Selling, general and administrative	190,758	145,254	97,386
Depreciation and amortization	28,432	25,942	22,666
Research and development	32,722	16,587	4,075

Total operating costs and expenses	304,667	228,470	157,458

Operating income	77,588	64,711	58,900

Other income (expense):
Interest expense	(8,654)	(3,230)	(3,013)
Interest income	9,401	4,943	3,209
In-process research and development charge and loss on equity investment	(4,900)	—	—
Other	(5,256)	(43)	(710)

Total other income (expense)	(9,409)	1,670	(514)

Income before provision for income taxes	68,179	66,381	58,386
Provision for income taxes	(22,772)	(21,137)	(19,177)

Net income	$45,407	$45,244	$39,209
Other comprehensive income (loss), net of taxes	1,315	237	(4,297)

Comprehensive income	$46,722	$45,481	$34,912

Net income per common share:
Basic earnings per common share	$1.28	$1.29	$1.12

Diluted earnings per common share	$1.25	$1.20	$0.97

Weighted average common shares outstanding:
Basic	35,423	35,109	35,102

Diluted	36,407	38,218	42,514

The accompanying notes are an integral part of these consolidated financial statements.

SCIELE PHARMA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	Treasury Stock		Common Stock
					Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount		Deferred Compensation			Total
BALANCE, December 31, 2004	(1,000,000)	$(23,190)	36,087,044	$36	$288,335	$—	$43,315	$(87)	$308,409

Net income	—	—	—	—	—	—	39,209	—	39,209
Other comprehensive loss	—	—	—	—	—	—	—	(4,297)	(4,297)

Comprehensive Income:									34,912
Stock options exercised	—	—	244,077	—	1,945	—	—	—	1,945
Employee stock purchase plan	—	—	3,424	—	56	—	—	—	56
Shares repurchased and retired	—	—	(427,169)	—	(6,534)	—	—	—	(6,534)
Tax benefit from nonqualified stock option exercises	—	—	—	—	997	—	—	—	997
Deferred compensation	—	—	—	—	7,840	(7,489)	—	—	351

BALANCE, December 31, 2005	(1,000,000)	$(23,190)	35,907,376	$36	$292,639	$(7,489)	$82,524	$(4,384)	$340,136
Net income	—	—	—	—	—	—	45,244	—	45,244
Other comprehensive income	—	—	—	—	—	—	—	237	237

Comprehensive Income:									45,481
Reclass due to adoption of SFAS 123(R)	—	—	—	—	(7,489)	7,489	—	—	—
Stock options exercised and shares vested	—	—	709,818	—	5,257	—	—	—	5,257
Shares contributed to employee stock ownership plan	200,000	4,638	—	—	(1,220)	—	—	—	3,418
Shares repurchased and retired	—	—	(744,073)	—	(14,813)	—	—	—	(14,813)
Tax benefit from nonqualified stock option exercises	—	—	—	—	3,132	—	—	—	3,132
Share based compensation expense	—	—	—	—	5,212	—	—	—	5,212

BALANCE, December 31, 2006	(800,000)	$(18,552)	35,873,121	$36	$282,718	$—	$127,768	$(4,147)	$387,823
Net income	—	—	—	—	—	—	45,407	—	45,407
Other comprehensive income	—	—	—	—	—	—	—	1,315	1,315

Comprehensive Income:									46,722
Stock options exercised and shares vested	—	—	832,334		5,075	—	—	—	5,074
Shares contributed to employee stock ownership plan	45,081	1,045	45,081	—	(14)	—	—	—	1,031
Shares repurchased and retired	—	—	(1,512,546)	(1)	(34,343)	—	—	—	(34,342)
Tax benefit from nonqualified stock option exercises	—	—	—	—	3,158	—-	—	—	3,158
Tax benefit related to common stock issued in connection with debt extinguishment	—	—	—	—	7,274	—-	—	—	7,274
Shares issued for debt conversion	—	—	839,390	1	—	—	—	—	—
Share based compensation expense	—	—	—	—	8,466	—	—	—	8,466
FIN 48 Adjustment	—	—	—	—	—	—	(209)	—	(209)

BALANCE, December 31, 2007	(754,919)	$(17,507)	36,077,380	$36	272,334	—	172,966	(2,832)	424,997

The change in accumulated other comprehensive income (loss), net of tax, for the year ended December 31 is as follows (in thousands):

	2007	2006	2005
Market value adjustments for investments	$485	$661	$(163)
Foreign currency translation	830	(424)	(4,134)

Total change in other comprehensive income (loss), net of tax	$1,315	$237	$(4,297)

Accumulated other comprehensive loss, net of tax, as of December 31 is as follows (in thousands):

	2007	2006
Market value adjustments for investments	$(96)	$(582)
Foreign currency translation	(2,736)	(3,565)

Total other comprehensive loss, net of tax	$(2,832)	$(4,147)

The accompanying notes are an integral part of these consolidated financial statements.

SCIELE PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$45,407	$45,244	$39,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,432	25,942	22,666
In-process research and development charge and loss on equity investment	4,900	—	—
Loss on sale of securities	—	43	684
Loss on disposal of property and equipment	—	121	—
Non-cash compensation expense	10,272	7,881	351
Non-cash interest expense	1,726	466	336
Reduction in taxes payable related to stock option exercises	—	—	997
Deferred income tax expense (credit)	(3,642)	4,298	4,195
Loss on extinguishment of debt	5,256	—	—
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(20,632)	802	(24,520)
Inventories	1,108	2,284	(13,100)
Other current assets and other assets	(18,193)	2,322	(15,507)
Income taxes receivable	(8,913)	(4,322)	4,891
Accrued expenses and other liabilities	10,158	(50)	2,571
Accounts payable	7,803	6,781	(2,476)

Net cash provided by operating activities	63,682	91,812	20,297

Cash flows from investing activities:
Purchases and advanced payments for products and licenses	(18,818)	(11,884)	(105,925)
Purchase of property and equipment	(22,958)	(4,400)	(2,198)
Proceeds from sales of property, plant and equipment	—	51	—
Acquisition of business, net of cash acquired	(127,109)	—	—
Purchase of equity investments	(12,221)	—	—
Proceeds from sales of marketable securities	337,526	162,149	97,576
Purchase of marketable securities	(248,143)	(199,457)	(20,626)

Net cash used in investing activities	(91,723)	(53,541)	(31,173)

Cash flows from financing activities:
Repurchase of common stock	(34,344)	(14,813)	(6,534)
Financing debt costs	(9,493)	(3,205)	—
Reduction in taxes payable—stock option exercises	3,158	3,132	—
Net proceeds from issuance of common stock	5,075	5,257	2,001
Proceeds from long-term debt	325,000	—	—
Payments on long-term debt	(150,000)	—	—

Net cash (used in) provided by financing activities	139,396	(9,629)	(4,533)

Effect of foreign currency rates on cash	(1,988)	(424)	(4,134)
Net increase in cash and cash equivalents	109,367	28,218	(19,543)

Cash and cash equivalents, beginning of period	45,261	17,043	36,586

Cash and cash equivalents, end of period	$154,628	$45,261	$17,043

Non-cash investing and financing transactions:
Issuance of restricted stock	$—	$—	$7,840

Leasehold improvements	$—	$2,316	$—

Supplemental cash flow information:
Cash paid for income taxes	$30,898	$18,042	$8,276

Cash paid for interest	$6,397	$2,784	$2.957

The accompanying notes are an integral part of these consolidated financial statements.

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Sciele Pharma, Inc. is a pharmaceutical company specializing in sales, marketing and development of branded prescription products focused on Cardiovascular, Diabetes, Women's Health, and Pediatric treatment. The Company's Cardiovascular, Diabetes products treat patients with high cholesterol, hypertension, high triglycerides, unstable angina, and Type 2 Diabetes. Its Women's Health products are designed to improve the health and well-being of women of all ages, as well as expectant and nursing mothers and their babies. Its Pediatric product focus includes the sub-specialties of allergy and immunology, psychiatry, neurology, urology and infectious diseases. As of December 31, 2007, our promoted products include:

Cardiology/Diabetes	Women's Health	Pediatric
Altoprev	Prenate DHA	Allegra
Fortamet	Prenate Elite	Methylin
Nitrolingual	Zovirax	Orapred
Sular
Triglide

        Our current operating plan focuses on maximizing the sales of our existing product portfolio. We also plan to accelerate growth by launching line extensions to our current products and by acquiring or licensing approved products or late stage development products and other businesses. We plan to focus on products which complement our Cardiovascular, Diabetes, Women's Health and Pediatric categories that allows us to leverage our existing sales force infrastructure.

        We currently market and sell 21 products, 11 of which are actively promoted and which accounted for approximately 87% of our total sales for the year ended December 31, 2007. We promote our products through our nationwide sales and marketing force, targeting high-prescribing primary care physicians, endocrinologists, cardiologists, obstetricians and gynecologists, and pediatricians.

        We were incorporated in Delaware in July 1992 as the surviving corporation of a merger between Century Pharmaceutical Corporation and Horizon Pharmaceutical Corporation. We were incorporated under the name First Horizon Pharmaceutical Corporation. In June of 2006, the stockholders of First Horizon Pharmaceutical Corporation approved changing the name from First Horizon Pharmaceutical Corporation to Sciele Pharma, Inc. The name change became effective on June 15, 2006.

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

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Cost of Revenues.    Cost of revenues is comprised of purchased product costs and freight-out. Costs related to freight-out totaled $0.5 million, $0.5 million and $0.6 millions for the years ended December 31, 2005, 2006 and 2007, respectively. The Company does not bill customers for freight costs.

        Royalties.    The Company pays royalties on the sale of certain products. These costs are included in selling, general and administrative expenses in the accompanying statements of operations. Total royalties were $24.9 million, $19.7 million and $14.9 million for the years ending December 31, 2007, 2006 and 2005 respectively.

        Research and Development.    Research and development expenses consist primarily of costs incurred to develop formulations, engage contract research organizations to conduct clinical studies, test products under development and engage medical and regulatory consultants. The Company expenses all research and development costs as incurred. Research and development costs were $32.7 million, $16.6 million and $4.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        Cash and Cash Equivalents.    The Company considers only those investments that are highly liquid and readily convertible to cash with an original maturity of three months or less to be cash equivalents, which consist of money market accounts and short-term government securities.

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

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

method. The Company's policy is to only invest in high-grade corporate bonds, government agencies and municipalities. The Company reviews its investment portfolio as deemed necessary and, where appropriate, adjusts individual securities for other-than-temporary impairments. The Company does not hold securities for speculative or trading purposes.

        The Company's $325 million senior subordinated contingent convertible debt had a fair value of $316.4 million at December 31, 2007 based on quoted market rates.

        The Company's carrying value of other financial instruments approximates fair value due to the short maturity of those instruments.

        Concentration of Credit Risk.    The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors and retail pharmacy chains throughout the U.S. The Company is required to estimate the level of accounts receivable which ultimately will not be paid. The Company calculates this estimate based on prior experience supplemented by a periodic customer specific review when needed. Historically, the Company has not experienced significant credit losses on its accounts. The Company's three largest customers accounted for approximately 72% and 69% of accounts receivable at December 31, 2007 and 2006, respectively.

        The Company's sales mix changes as products are added. On a combined basis, products with sales greater than 10% of the Company's sales comprised approximately 51%, 71% and 73% of total sales for the years ended December 31, 2007, 2006 and 2005, respectively.

        The following table presents a summary of sales to significant customers as a percentage of the Company's total revenues:

Customer	2007	2006	2005
McKesson Corporation	32%	34%	30%
Cardinal Health, Inc.	27	24	23
AmerisourceBergen Corporation	13	11	10

        The Company's international sales represent less than 1% of sales for the periods presented.

        Segment Reporting.    The Company is engaged solely in the business of marketing and selling prescription pharmaceutical products. Accordingly, the Company's business is classified in a single reportable segment, the sale and marketing of prescription products. Prescription products include a variety of branded pharmaceuticals in the Cardiovascular, Diabetes, Women's Health and Pediatric Markets.

        The following presents revenues for prescription products by area of treatment for the years ended December 31, 2007, 2006 and 2005, respectively (in thousands):

	2007	2006	2005
Cardiovascular/Diabetes	$254,037	$223,039	$144,547
Women's Health	77,773	55,190	46,614
Pediatrics/other	50,445	14,952	25,197

Net Revenues	$382,255	$293,181	$216,358

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Inventories.    Inventories consist of purchased pharmaceutical products and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method, and market is considered to be net realizable value. Inventories consist of finished product and bulk product awaiting processing and packaging into finished product. Inventories, net of reserves of $2.5 million and $0.3 million at December 31, 2007 and 2006, respectively, consisted of (in thousands):

	2007	2006
Bulk product	$6,960	$8,559
Finished product	19,310	18,081

Total inventories	$26,270	$26,640

        Samples.    Samples primarily consist of product samples used in the sales and marketing efforts of the Company's products and are included in other current assets in the Company's consolidated balance sheet. Samples are expensed upon distribution as a selling expense. Sample inventories at December 31, 2007 and 2006, respectively at December 31, 2007 and 2006 were $8.3 million and $5.4 million, respectively, which are included in other current assets.

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

        Depreciation is provided for on the straight-line basis over the estimated useful lives of the assets as follows:

Office equipment, furniture and fixtures	5 to 7 years
Computer hardware and software	3 to 5 years
Leasehold improvements	lesser of useful life of asset or term of lease

        The components of property and equipment at December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Office equipment, furniture and fixtures	$3,451	$2,207
Construction in process	18,749	—
Computer hardware and software	13,140	9,631
Leasehold improvements	3,127	2,806

Property and equipment, gross	38,467	14,644
Less accumulated depreciation	(8,791)	(5,502)

Property and equipment, net	$29,676	$9,142

        The Company is working with SkyePharma on adding a line in Lyon, France to produce the new version of Sular Geomatrix. Costs associated with the development of this machinery line is currently

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

capitalized under construction in process. The line is expected to be completed in the first quarter of 2008.

        Depreciation expense related to property and equipment for the years ended December 31, 2007, 2006 and 2005 was $3.6 million, $2.5 million and $2.1 million, respectively.

        In the event that facts and circumstances indicate that the carrying amounts of property and equipment may be impaired, an evaluation of recoverability is performed using the estimated future undiscounted cash flows associated with the asset compared to the asset's carrying amount to determine if a write-down is required, pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and its related interpretations. Any impairment loss is measured as the difference between the carrying amount and the fair value of the impaired asset. The Company believes there are no impaired assets as of December 31, 2007.

        Intangible Assets.    Intangible assets, which include license rights, tradenames, managed care contracts and distribution, manufacturing and supply agreements, are stated at cost, net of accumulated amortization. These costs are capitalized and amortized on a straight-line basis over the estimated periods benefited by the asset (5 to 20 years). Amortization of such assets, excluding distribution, manufacturing and supply agreements, is included in depreciation and amortization expense in the accompanying statements of operations. Amortization expense for the years ended December 31, 2007, 2006 and 2005 totaled $24.9 million, $23.4 million and $20.6 million, respectively. These distribution, manufacturing and supply agreements are discussed in more detail in Notes 9 and 10.

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

        The Company believes there were no intangible asset impairments and there were no other asset write-downs as of December 31, 2007.

        Deferred Financing Costs.    Deferred financing costs are amortized over the shorter of the term of the related facility or the first date that the bonds can be put back to the Company. Deferred financing costs totaled $7.6 million at December 31, 2007 and $6.6 million at December 31, 2006.

        Goodwill.    The Company tests its goodwill by comparing the fair value of each of the Company's reporting units to the respective carrying value of the reporting units. Goodwill is considered impaired if the carrying amount exceeds the fair value of the asset. During the fourth quarter of 2007, the Company performed this assessment and determined there was no goodwill impairment.

        Income Taxes.    Income taxes are provided for under the liability method. This approach requires the recognition of deferred tax a ssets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

not that these items will either expire before we are able to realize their benefit or if future deductibility is uncertain.

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

        Advertising Costs.    The Company charges the costs of advertising to expense as incurred. Advertising expenses were $32.1 million, $23.0 million and $11.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, which are included in selling, general and administrative expenses in the results of operations for 2007.

        Foreign Currency Exposure.    Certain of the Company's product purchases and sales are denominated in foreign currencies. Gains or losses on foreign currency transactions are included in income as incurred. The Company at its discretion enters into short term forward foreign exchange contracts in relation to certain purchases of three of its products. Historically, these forward contracts are not designated as hedging instruments and as such, any change in fair value while open is recognized currently in income. This gain or loss offsets the transaction gain or loss on the underlying foreign denominated payables. Foreign denominated payables, receivables and open exchange contracts as of December 31, 2006 and 2007 were not material.

        Stock Based Compensation.    At December 31, 2007, the Company had one stock-based compensation plan allowing for the issuance of stock options and restricted shares and an employee stock ownership plan ("ESOP").

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) ("SFAS 123R"), "Share-Based Payment", using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the years ended December 31, 2006 and 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company did not grant any stock options in the year ended December 31, 2007. The Company recognized $2.2 million and $1.9 million of stock-based compensation expense for stock options in the year ended December 31, 2006 and December 31, 2007, respectively. The Company did not recognize any stock-based compensation expense for stock options in 2005. Expenses related to stock options are considered selling general and administrative expenses. The Company anticipates expenses of $1.4 million in total for the next two years related to stock options.

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The weighted average fair value per share of options granted during the years 2006 and 2005 is estimated at $16.93 and $18.10, respectively. The value of options is estimated on the date of the grant using the following weighted average assumptions:

	2006	2005
Risk-free interest rate	5.08%	3.89%
Expected dividend yield	—	—
Expected lives	5 years	5 years
Expected volatility	105.59%	115.2%

        The Company has granted stock options to officers, directors and employees as follows (shares in thousands):

	Number of Shares Subject to Issuance	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2004	2,819	$11.97
Granted	364	18.10
Cancelled	(360)	11.87
Exercised	(244)	7.97

Outstanding at December 31, 2005	2,579	$13.15

Granted	140	16.93
Cancelled	(271)	14.26
Exercised	(577)	9.11

Outstanding at December 31, 2006	1,871	$14.53

Granted	—	—
Cancelled	(66)	15.86
Exercised	(511)	9.75

Outstanding at December 31, 2007	1,294	$16.35	3.3 years	$21,162

Unvested at December 31, 2007	277	$16.40	4.2 years	$4,554

Exercisable at December 31, 2007	1,017	$16.34	3.0 years	$16,608

        The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $5.0 million, $5.3 million, and $1.9 million, respectively.

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company had the following stock options available for exercise (shares in thousands):

	Weighted Average Remaining Contractual Term	Number of Shares Exercisable	Aggregate Intrinsic Value ($000)
December 31, 2007	3.0	1,017	$16,608
December 31, 2006	3.7	1,093	$16,920
December 31, 2005	4.1	1,242	$17,729

        Had compensation costs for the Company's options been determined using the Black-Scholes option valuation model prescribed by SFAS No. 123, Accounting for Stock Based Compensation, the Company's pro forma net income per common share for the year ended December 31, 2005 would have been reported as follows:

2005
Net income:
As reported	$39,209
Add: Stock based compensation expense recorded, net of related tax effects	235
Deduct: Total stock-based employee compensation expense determined under fair value based for all awards, net of related tax effects	(1,572)

Pro forma	$37,872

Net income per common share—basic:
As reported	$1.12
Pro forma	$1.08
Net income per common share—diluted:
As reported	$0.97
Pro forma	$0.94

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In 2005, 2006 and through December 31, 2007, the Company issued restricted stock to executives and employees. The following table summarizes restricted stock outstanding at December 31, 2007 and changes during the twelve months ended (shares in thousands):

	Number of Shares Subject to Issuance	Weighted Average Share Price	Weighted Average Remaining Contractual Term	Aggregate Value ($000)
Outstanding at December 31, 2004	—	$—
Granted	543	14.45
Cancelled	—	—
Vested	—	—

Outstanding at December 31, 2005	543	$14.45

Granted	782	19.69
Cancelled	(109)	14.95
Vested	(133)	14.63

Outstanding at December 31, 2006	1,083	$18.16

Granted	663	23.33
Cancelled	(97)	20.68
Vested	(321)	17.90

Outstanding at December 31, 2007	1,328	$20.60	3.0 years	$27,356

        The restricted stock vests according to one of two schedules. Under one schedule, the shares will vest when specific key performance objectives have been reached or on the fifth anniversary date of the issuance, whichever occurs first. Under the second schedule, the shares will vest 25% annually over four years. The fair value of the restricted stock is expensed over the period during which the restrictions lapse. For the years ended December 31, 2007, December 31, 2006 and December 31, 2005, the Company recognized expense of $6.6 million, $3.0 million and $0.3 million, respectively, related to the restricted shares. The total fair value of restricted shares (units) that vested during the years ended December 31, 2007 and 2006 was $5.8 million and, $1.9 million. There were no restricted shares that vested in 2005. The Company anticipates expenses of $25.0 million in the next four years related to restricted shares.

        In 2005, the Company began a non-leveraged Employee Stock Ownership Plan ("ESOP"), which provides benefits to substantially all employees. The Company accounts for this plan under the recognition and measurement provisions of Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. The annual contribution, if any, to the plan is at the discretion of the Board of Directors of the Company. In February 2006, the Company distributed 200,000 shares to employees under this plan, of which 50,000 shares were allocated to the 2005 plan year and 150,000 shares were allocated to the 2006 plan year. The Company distributed and allocated 45,081 shares to the ESOP in the year ended December 31, 2007. The Company records the expense related to the ESOP in the period in which the employees earn the shares. In the years ended December 31, 2007, December 31, 2006 and December 31, 2005, the Company recorded $1.8 million, $2.7 million and $0.8 million, respectively, in compensation expense for the ESOP.

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Earnings Per Share.    As required by SFAS No. 128, "Earnings Per Share," the Company has presented basic and diluted earnings per common share amounts in the accompanying financial statements. Basic earnings per common share are calculated based on the weighted average common shares outstanding during the year. Diluted earnings per common share are calculated similarly to basic earnings per common share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and restricted shares, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and contingent convertible notes that are dilutive were exercised or converted and that the proceeds from such exercises, if any, were used to acquire shares of common stock at the average market price during the period.

        Below is the calculation of basic and diluted net income per common share (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005
Net income	$45,407	$45,244	$39,209
Add: Interest expense on contingent convertible debt (net of tax)	—	651	1,929

Adjusted net income	$45,407	$45,895	$41,138

Weighted average common shares outstanding—basic	35,423	35,109	35,102
Dilutive effect of stock options and restricted stock	762	852	640
Dilutive effect of contingent convertible debt	221	2,257	6,772

Weighted average common shares outstanding—diluted	36,406	38,218	42,514

Basic net income per share	$1.28	$1.29	$1.12

Diluted net income per share	$1.25	$1.20	$0.97

        In May 2006, the Company converted its $150.0 million senior subordinated contingent convertible notes to being redeemed for cash instead of company stock. As a result, the dilutive effect of contingent convertible debt was decreased by $0.10 per dilutive share in 2006. The notes are discussed in Footnote 4.

        The number of outstanding options (in thousands), which are excluded from the above calculation as their impact would be anti-dilutive, are less that 0.1 million, 0.5 million and 0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

        In December 2007, The Financial Accounting Standards Board ("FASB") issued FASB Statements No. 141 (revised 2007), Business Combination. This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 141(R) will have on its future financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 160 will have on its financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company does not expect that SFAS No. 159 will have an impact on its financial statements.

        In September, 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 is not expected to have a material impact on the Company's financial statements.

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        On September 15, 2006 the FASB issued SFAS No. 157, Fair Value Measurements. The Statement provides guidance for using fair value to measure assets and liabilities. This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The Statement does not expand the use of fair value in any new circumstances. It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with an additional one year deferral for non-financial assets and liabilities. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's financial statements.

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

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

2. CREDIT FACILITY

        On September 18, 2006, the Company and certain of its subsidiaries entered into a secured credit agreement (the "Credit Agreement") with UBS Securities LLC and LaSalle Bank National Association as lead arrangers, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, Regents Bank, Fifth Third Bank and Bank of America, N.A. as co-documentation agents and UBS Loan Finance LLC, as swingline lender. The Credit Agreement provides the Company and its Cayman subsidiary, Sciele Pharma Cayman Ltd., with a five-year revolving credit facility of up to $100 million, with an option to expand the facility credit line by up to an additional $75 million.

        Amounts outstanding under the new credit facility generally bear interest at the lenders' corporate base rate or the LIBOR, plus a specified margin of between 1.75% and 2.5% depending on the Company's ratio of indebted ness to earnings. The Credit Agreement contains customary negative covenants and financial covenants with which the Company is in compliance as of December 31, 2007, with the exception of the maximum total leverage ratio covenant, such non-compliance resulting from our restatement as reflected in our 10-Q/A for the quarter ended September 30, 2007. We are seeking an amendment or waiver of this covenant so that we will be in compliance therewith.

        The Company had no borrowings on this credit facility as of December 31, 2006 or 2007.

3. MARKETABLE SECURITIES

        The Company classifies its existing marketable securities as available-for-sale. All available-for-sale securities are classified as current as the Company has the ability to use them for current operating and investing purposes. There were no realized losses, less than $0.1 million and $0.7 million in the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, 2006 and 2005, the Company had total net unrealized losses from marketable securities of $0.2 million, $0.9 million and $2.0 million, respectively.

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. MARKETABLE SECURITIES (Continued)

        The carrying amount of available-for-sale securities and their approximate fair values at December 31, 2007 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal agency obligations	$19,031	$3	$(66)	$18,968
Corporate bonds	14,779	2	(89)	14,692

Total	$33,810	$5	$(155)	$33,660

        The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of December 31, 2007 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Federal agency obligations	$11,131	$(47)	$7,006	$(19)	$18,137	$(66)
Corporate bonds	6,425	(23)	7,191	(66)	13,616	(89)

Total	$17,556	$(70)	$14,197	$(85)	$31,753	$(155)

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

        The amortized cost and estimated fair value of marketable securities at December 31, 2007 by contractual maturity are shown below (in thousands):

	Cost	Fair Value
Due in one year or less	$18,558	$18,488
Due after one year through three years	13,458	13,376
Due after three years through five years	1,401	1,400
Due after five years	393	396

Total	33,810	33,660

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. MARKETABLE SECURITIES (Continued)

        The carrying amount of available-for-sale securities and their approximate fair values at December 31, 2006 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal agency obligations	$52,437	$—	$(662)	$51,774
Corporate bonds	69,685	2	(272)	69,416

Total	$122,122	$2	$(934)	$121,190

4. LONG-TERM DEBT

        On May 14, 2007, the Company issued and sold $325 million aggregate principal amount of its 2.625% Contingent Convertible Senior Notes due 2027 (the "Notes") in a registered offering under the Securities Act of 1933, as amended. The Notes were initially sold pursuant to an underwriting agreement, dated May 9, 2007, between the Company and UBS Securities LLC, as representative of the underwriters. The Notes are due May 15, 2027 and interest is payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2007. In addition to the interest on the Notes, after May 15, 2012, we are also required to pay contingent interest during specified six-month periods if the average trading price of the Notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum. In addition, if we default in our reporting obligations under the indenture, we can elect to pay special interest on the Notes at a rate equal to 0.25% per annum as the sole remedy for a specified period of time.

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

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LONG-TERM DEBT (Continued)

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

        The Company will adjust the conversion rate applicable to the Notes in the event we make any cash distributions to holders of our common stock. The Notes are subject to additional anti-dilution protection that covers stock dividends, subdivisions, combinations and reclassifications of common stock, distributions of certain rights and warrants, distributions in kind and certain issuer tender and exchange offers. The Company capitalized $9.5 million in association with the issuance of the 2007 Notes. It is being amortized over the estimated life of the loan.

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

        In June 2007, the Company redeemed all of its 2006 Notes with the proceeds from the issuance of the Notes, in accordance with the indenture dated May 3, 2006. In addition to the $150 million face value of the bonds, bondholders received a total of 839,930 shares of Company stock, pursuant to the

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LONG-TERM DEBT (Continued)

terms of the exchange offer. The remaining capitalized financing costs associated with the 2006 Notes exchange of $5.3 million were expensed in the second quarter of 2007.

        The Company had no debt (including under its credit facility) other than the aforementioned notes outstanding at December 31, 2007, 2006 or 2005.

5. ACCRUED EXPENSES

        Accrued expenses consist of the following (in thousands):

	2007	2006
Employee compensation and benefits	$7,316	$3,706
Product returns	1,299	1,568
Product rebates	2,385	1,763
Sales deductions	6,039	4,203
Accrued royalties	5,049	4,960
Other	4,402	2,765

Total accrued expenses	$26,490	$18,965

6. STOCKHOLDERS' EQUITY

        In July 2002, the Company announced the adoption of a shareholder rights plan. The terms of the plan provide for a dividend of one right to purchase a fraction of a share of a newly created class of preferred stock for each share of common stock outstanding as of the close of business on July 26, 2002, payable on August 9, 2002. The rights expire on July 26, 2012 and may only be exercised if certain conditions are met. Under the Company's Restated Certificate of Incorporation the Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company, which could have a depressive effect on the market price of the common stock. The Company has no present plan to issue any shares of preferred stock. As of December 31, 2006 and December 31, 2007, there were no shares of preferred stock outstanding.

        In July 2004, the Company's Board of Directors authorized a $20.0 million share repurchase program. The new program, which authorizes the repurchase of up to $5.0 million of common stock per quarter, became effective in August 2004, terminating and replacing a $10.0 million share repurchase program authorized by the Company's Board of Directors in fiscal 2002. In the third quarter of 2004, as part of the then-effective share repurchase program, the Company's Board of Directors increased the per quarter repurchase cap and authorized the Company to repurchase a total of 731,580 shares of common stock, inclusive of the 500,000 shares of common stock repurchased from one of Dr. Kapoor's family partnerships, at an aggregate cost of approximately $13.4 million. (At the time, Dr. Kapoor served as a member of the Company's Board of Directors. He retired from the Board

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCKHOLDERS' EQUITY (Continued)

of Directors in December 2006.) These shares have been retired. In the fourth quarter of 2004, as part of the plan that became effective in August 2004, the Company repurchased 65,427 shares of common stock. These shares have been retired. This share repurchase program expired in August 2005.

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

        On August 3, 2007, the Company adopted a new share repurchase program authorizing the repurchase of up to $40.0 million of outstanding common stock. This plan replaces all prior share repurchase plans and will expire on August 2, 2008. In the third quarter of 2007, the Company repurchased 305,214 shares of common stock at an average cost of $22.94, or $7.0 million. In the fourth quarter of 2007, the Company repurchased 620,640 shares of common stock at an average cost of $20.83, or $12.9 million. These shares have been retired. As of December 31, 2007, $20.1 million is available for repurchases under the program.

7. STOCK BASED COMPENSATION

        On February 14, 2000, the Board of Directors and stockholders approved the 2000 Stock Plan (the "2000 Plan"). This plan provided for the granting of incentive stock options, nonqualified stock options, stock awards or stock bonuses, and sales of stock. The 2000 Plan provided for the grants of these options and other awards to officers, directors, full- and part-time employees, advisors and consultants. Only employees may receive incentive stock options. The Company reserved 3,000,000 shares of

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCK BASED COMPENSATION (Continued)

common stock for issuance under the 2000 Plan. The Company's compensation committee administered the 2000 plan and had the sole authority to determine the meaning and application of the terms of the plan and all grant agreements, the persons to whom option or stock grants were made, the nature and amount of option or stock grants, the price to be paid upon exercise of each option, the period within which options may be exercised, the restrictions on stock awards, and the other terms and conditions of awards. All options granted under the 2000 Plan include accelerated vesting provisions in the event of a change in control, as defined in the plan. The 2000 Plan will terminate in February 2010. In May 2002, the Company determined that no additional options will be granted or awarded under this plan. At December 31, 2007, 154,926 options remained issued and outstanding under the 2000 plan.

        On May 24, 2002, the Board of Directors and stockholders approved the 2002 Stock Plan (the "2002 Plan"). This plan provided for the granting of incentive stock options, nonqualified stock options, stock awards or stock bonuses, and sales of stock. The 2002 Plan provided for the grants of these options and other awards to officers, directors, full and part-time employees, advisors and consultants. Only full-time employees may receive incentive stock options. The aggregate number of shares available under the 2002 plan was seven percent of the outstanding shares of common stock on the last day of the preceding fiscal year less any options already granted under the 2002 Plan up to a maximum of 3,000,000 shares. The Company's compensation committee administered the 2002 Plan and had the sole authority to determine the meaning and application of the terms of the plan and all grant agreements, the persons to whom option or stock grants were made, the nature and amount of option or stock grants, the price to be paid upon exercise of each option, the period within which options may be exercised, the restrictions on stock awards, and the other terms and conditions of awards. All options granted under the 2002 Plan include accelerated vesting provisions in the event of a change in control, as defined in the plan. On May 7, 2004, the Board of Directors and stockholders approved the amendment and restatement of the 2002 Plan to reserve an additional 1,500,000 shares of common stock for issuance under the Plan. The 2002 Plan will terminate in May 2012. In April 2007, the Company determined that no additional options will be granted or awarded under this plan. At December 31, 2007, 986,399 options and 630,250 restricted shares remained issued and outstanding under the 2002 plan.

        On June 12, 2003, the Board of Directors approved the 2003 Nonqualified Stock Option Plan (the "2003 Plan"). This plan provided for the granting of nonqualified stock options and stock awards or stock bonuses. The 2003 Plan provided for the grants of these options and other awards to full and part-time non-executive employees. The aggregate number of shares available under the 2003 plan was 1,200,000 shares. The Company's compensation committee administered the 2003 Plan and had the sole authority to determine the meaning and application of the terms of the plan and all grant agreements, the persons to whom option or stock grants were made, the nature and amount of option or stock grants, the price to be paid upon exercise of each option, the period within which options may be exercised, the restrictions on stock awards, and the other terms and conditions of awards. All options granted under the 2003 Plan include accelerated vesting provisions in the event of a change in control, as defined in the plan. The 2003 Plan will terminate in June 2013. In April 2007, the Company determined that no additional options will be granted or awarded under this plan. At December 31, 2007, 153,031 options and 246,239 restricted shares remained issued and outstanding under the 2003 plan.

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCK BASED COMPENSATION (Continued)

        In 2005, the Company began an Employee Stock Ownership Plan ("ESOP"), to establish retirement interests with a value based on share value. The Company contributed 200,000 shares of Common Stock to the plan in February 2006 for the 2005 and 2006 plan years. In March 2007, the Company contributed an additional 45,081 shares of common stock to the plan for the 2006 plan year. As of December 31, 2007, 754,919 shares are available to distribute under this program.

        On April 25, 2007, the Board of Directors approved the 2007 Stock Incentive Plan. The Plan permits grants of stock options, stock appreciation rights ("SARs"), restricted stock or units, unrestricted shares, deferred share units, and performance awards (collectively, the "Awards"). The Plan will reserve 2,200,000 shares of Common Stock for future awards to employees, consultants, agents, and directors. The Plan will enable the Company to make awards that qualify as performance-based compensation that is exempt from the deduction limitation set forth under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Subject to certain exceptions, Section 162(m) generally limits the corporate income tax deductions to $1,000,000 annually for compensation paid to each of the Chief Executive Officer and the other four highest paid executive officers of the Company. A committee appointed by the Board administers the Plan. The Committee has express authority to determine the Eligible Persons who will receive Awards, the number of shares of Common Stock, units or dollars to be covered by each Award, and the terms and conditions of Awards. At December 31, 2007, 451,350 restricted shares remained issued and outstanding under the 2007 plan.

        Upon the exercise of outstanding options, the Company became entitled to a tax effected benefit of $3.2 million, $3.1 million and $1.0 million in fiscal 2007, 2006 and 2005, respectively, which represents the tax benefit to the Company for tax deductions for options exercised in each year. The impact of the benefit has been credited to additional paid-in capital.

8. INCOME TAXES

        The income tax provision for the years ended December 31, 2007, 2006 and 2005, respectively, consisted of the following (in thousands):

	2007	2006	2005
Current	$(26,414)	$(16,839)	$(14,982)
Deferred	3,642	(4,298)	(4,195)

	$(22,772)	$(21,137)	$(19,177)

        A reconciliation of the statutory rate to the effective rate as recognized in the statements of operations is as follows:

	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	1.1	1.5	1.9
International income tax	(3.9)	(4.6)	(3.2)
Change in valuation reserve	(0.0)	(0.0)	(1.6)
Non-deductible expenses and other	1.2	(0.1)	0.7

	33.4%	31.8%	32.8%

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (Continued)

        Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Accrued liabilities and reserves	$3,803	$2,701
Net operating loss carryforward	43	43
Charitable contributions carryforward	675	1,778
Stock based compensation	1,534	882
Other assets	3,182	879

Total deferred tax assets	$9,237	$6,283

Deferred tax liabilities:
Intangibles	$6,271	$3,722
Interest accrual	2,869	11,749
Other liabilities	337	579

Total deferred tax liabilities	$9,477	$16,050

Valuation allowance	43	43

Net deferred tax liabilities	$(283)	$(9,810)

        At December 31, 2007, the Company had net operating loss carryforwards for state income tax purposes of less than $0.1 million, tax effected, expiring at various dates through 2024. At December 31, 2007, the Company had charitable contribution carryforwards of $0.7 million, tax effected, expiring at various dates through 2009.

        For any deferred tax assets where the Company determines that it is more likely than not that a deferred tax asset would not be recovered, the Company records a valuation allowance. The valuation allowance for deferred tax assets remained at less than $0.1 million in 2007, 2006 and 2005. Before the provision for income taxes, domestic income was $63.6, $56.7, and $50.5 million and foreign income was $4.6, $9.7, and $7.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        At December 31, 2007, the Company had an aggregate of $36.8 million of unremitted earnings of foreign subsidiaries that have been or are intended to be permanently reinvested for continued use in foreign operations and that, if distributed, would result in taxes at approximately that U.S. statutory rate.

        On January 1, 2007 we adopted the provisions of FIN 48. As a result of applying the provisions of FIN 48, we recognized an increase of approximately $209,000 in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Including the cumulative effect increase, on January 1, 2007, the Company had approximately $684,000 of total gross unrecognized tax benefits which includes interest of approximately $140,000. Included in the total unrecognized tax benefits was $445,000 (net of federal benefit on state issues and including interest of $91,000) of tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (Continued)

        The Company had approximately $1,037,000 of total gross unrecognized tax benefits which includes interest and penalties of approximately $414,000 at December 31, 2007. Included in the total unrecognized tax benefits at December 31, 2007 was approximately $674,000 (net of federal benefit on state issues and including interest of $327,000) of tax benefits that, if recognized, would reduce our annual effective tax rate.

        The Company recognized interest and penalties related to income tax matters in income tax expense. As of January 1, 2007, we had accrued approximately $140,000 for the payment of interest. At December 31, 2007, we had accrued approximately $414,000 for the payment of interest and a nominal amount for penalties.

        The Company is currently under IRS examination for federal income taxes for the 2005 and 2006 tax years. This audit is expected to be concluded within 12 months and it is reasonably possible that the IRS will resolve some of the matters presently under consideration which may increase or decrease unrecognized tax benefits for these years. At this time, we cannot reasonably estimate the range of the outcome. Furthermore, the Company should not be subject to state and local examinations before 2001 or foreign tax examinations before 2002.

        The following table summarizes the activity related to our unrecognized tax benefits (excluding interest and penalties):

Total
(In thousands)
Balance at January 1, 2007	$544
Increases related to prior period tax positions	119
Expiration of the statute of limitations for the assessment of taxes	(40)

Balance at December 31, 2007	$623

9. ACQUISITIONS, INTANGIBLE ASSETS, LICENSE AGREEMENTS & PRODUCT RIGHTS

Sular

        In March 2002, we acquired exclusive U.S. rights to distribute and sell Sular from AstraZeneca PLC and Bayer Healthcare AG ("Bayer"). We paid $184.3 million in cash, including $0.6 million in acquisition costs, plus the assumption of liabilities of $1.9 million related to the return of product shipped prior to the acquisition date. In December 2002, we increased our estimates for assumed liabilities by $0.7 million. Under the asset purchase agreement, we acquired the regulatory approval to sell Sular in the U.S., current inventory, licensing rights to certain intellectual property, marketing materials for the promotion, advertising and marketing of Sular in the U.S., study materials relating to clinical studies of Sular, and certain of AstraZeneca's contracts relating to the marketing, sale and distribution of Sular. We were required to pay AstraZeneca up to an additional $20.0 million upon achievement of certain sales milestones through February 2005. As of December 31, 2004, we calculated that we owed AstraZeneca $5.0 million for reaching these milestones which we paid in March 2005. We do not owe nor did we make any other milestone payments to AstraZeneca.

        In March 2002, we also entered into an agreement with Bayer which provides us with the rights to sell Sular under certain patents and other technical information owned by Bayer, assigns us the Sular trademark, and provides for the manufacture and supply of Sular to us. We pay Bayer for the manufacture and supply of Sular on a unit basis. We were required to pay Bayer an additional

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. ACQUISITIONS, INTANGIBLE ASSETS, LICENSE AGREEMENTS & PRODUCT RIGHTS (Continued)

$10.0 million upon the achievement of a certain sales milestone for Sular if a sales threshold is achieved during the ten year term of the agreement. In December 2005, we amended our agreement with Bayer to modify the applicable milestones and increase protection from foreign exchange rate fluctuations. In January 2006 we paid $5.0 million to Bayer under the amended agreement. In July 2006, the Company's attained sales of Sular requiring a final million milestone payment to Bayer, which was made in October 2006. We do not owe nor did we make any other milestone payments to Bayer. The Bayer agreements were amended in November 2006. Under the November amendment, Bayer consented to the Company's launch of a new Sular formulation. In an amended agreement dated August 3, 2007, Bayer consented to a potential new nisoldipine product.

Prenate DHA, Prenate Elite and OptiNate

        In August 2001, we purchased the Prenate line of prescription prenatal vitamins from Sanofi-Synthelabo. We acquired all of Sanofi-Synthelabo's regulatory permits and licenses and contract rights related to Prenate. The purchase price for the acquired assets was $52.5 million in cash plus the assumption of certain liabilities and payment for product inventory, subject to post-closing adjustments. We license our rights to metafolin under a co-marketing and supply agreement, dated July 30, 2006.

        The manufacturing agreement with Patheon, Inc., which manufactures Prenate Elite, was initially entered into with Sanofi-Synthelabo, Inc. in October 1999 and had a term of five years. We finalized a new manufacturing agreement with Patheon for Prenate Elite in 2004 which expires in January 2009. OptiNate is manufactured by Patheon and other third-parties. Prenate DHA is manufactured by Catalent Pharma Solutions LLC pursuant to the terms of a manufacturing agreement, effective as of December 2006.

Fortamet and Altoprev

        In March 2005, we licensed and purchased certain rights to the type 2 diabetes prescription medication Fortamet and the cholesterol medication Altoprev from Andrx Laboratories, since acquired by Watson Pharmaceuticals. We paid $50.0 million for Fortamet at closing and have paid $35.0 million for Altoprev, a portion of which is subject to Watson's continuing ability to satisfy certain manufacturing service levels. We (i) purchased the Fortamet and Altoprev trademarks, worldwide marketing rights to Fortamet and Altoprev, certain Fortamet inventory, and marketing materials for the promotion, advertising and marketing of Fortamet and Altoprev, (ii) assumed certain of Watson's contracts relating to the sale of Fortamet and Altoprev and (iii) will pay Watson a percentage of the net revenues associated with Fortamet and Altoprev on an ongoing basis. We also entered into an exclusive license agreement for the intellectual property rights to sell Fortamet and Altoprev in the United States.

        In March 2005, we also entered into a long-term manufacturing and supply agreement appointing Andrx Laboratories (now Watson Pharmaceuticals) as the manufacturer of Fortamet and Altoprev. The terms of the agreement require us to pay Watson for the manufacture of Fortamet and Altoprev on a per unit basis for a ten year term, subject to Watson's ability to terminate as of the conclusion of the fifth year. The unit price is adjusted based on changes in the cost of the active pharmaceutical ingredients as well as changes in an annual inflationary index.

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. ACQUISITIONS, INTANGIBLE ASSETS, LICENSE AGREEMENTS & PRODUCT RIGHTS (Continued)

Triglide

        In December 2004, we entered into an agreement with SkyePharma granting us the exclusive license for a term of at least 15 years to market and distribute a fenofibrate product in the U.S. that was approved by the FDA in May 2005. We have since commenced marketing and distribution of this product, labeled Triglide. We paid $20.0 million to SkyePharma for these rights. We utilize our sales force to market the product and pay SkyePharma 25% of the product's net sales excluding related cost of sales. Further, SkyePharma was obligated to contribute toward our sales and marketing efforts and provided us with free product samples for the year ended December 31, 2005, and was required to provide an additional contribution in 2006. Over the term of the agreement, upon our achievement of certain sales levels, SkyePharma can receive up to $30.0 million in additional milestone payments.

        In January 2005, we amended the agreement with SkyePharma. This amendment provided for SkyePharma to deliver the fenofibrate product so that we could launch the product in the third quarter of 2005. To provide additional assistance with our launch of the product, SkyePharma agreed to provide additional marketing support. In January 2006 and May 2007, we further amended our agreement with SkyePharma. Pursuant to these amendments, SkyePharma increased its contribution toward our sales and marketing efforts and we further defined our obligations with respect to the payment for samples.

        Under the terms of amended agreements with SkyePharma, effective July 24, 2007, SkyePharma consented to the Company launching 120mg and 40 mg fenofibrate products. The Company will continue to sell Triglide 160mg. The Company and SkyePharma also modified their financial obligations in connection with our fenofibrate franchise.

Zovirax

        In December 2006, we entered into a promotional agreement, which has an initial term of five years, with an affiliate of Biovail Corporation to provide promotional support for Zovirax in the United States. Zovirax is a topical form of the drug acyclovir, which is used in the treatment of type I (cold sores) and type II (genital) herpes simplex viruses. The intangible asset recorded in connection with the contract acquisition cost is expected to be amortized over the estimated useful life of the asset.

Allegra

        In June 2007, pursuant to the Alliant acquisition, we obtained a co-promotion agreement with Sanofi-Aventis U.S. LLC for Allegra, a product that is used in the treatment of allergies. We will be receiving ongoing promotional fees and will be entitled to additional incentive fees after certain dollar baseline targets are met. The $4.9 million intangible asset recorded in connection with the Allegra promotional agreement is being amortized over the estimated useful life of the asset.

Methylin

        In June 2007, pursuant to the Alliant acquisition, we obtained a Manufacturing, License and Distribution Agreement with Mallinckrodt for Methylin, chewable tablets and oral solution products used in the treatment of ADHD. There is a royalty obligation to the manufacturer based on a percentage of net sales, depending the volume of sales, and a royalty obligation to the consultant who arranged the agreement. The $15.1 million intangible asset recorded in connection with Methylin is being amortized over the estimated useful life of the asset.

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. ACQUISITIONS, INTANGIBLE ASSETS, LICENSE AGREEMENTS & PRODUCT RIGHTS (Continued)

Orapred

        In June 2007, pursuant to the Alliant acquisition, we obtained a license agreement with BioMarin Pharmaceutical Inc. for Orapred ODT and Oral Solution. Alliant had paid $16.5 million in fees and Sciele paid an additional $1.5 million. We have a royalty obligation based on a percentage of net sales for each product. The $25.8 million intangible asset recorded in connection with Orapred is being amortized over the estimated useful life of the asset.

Alliant Pharamceuticals, Inc.

        In June 2007, the Company acquired Alliant Pharmaceuticals, Inc. ("Alliant") in a transaction accounted for under SFAS No. 141, Business Combinations. Alliant was a specialty pharmaceutical company focused on acquiring, developing and commercializing proprietary products for the pediatric and pediatric specialty markets. The Company has recorded approximately $127.1 million in intangible assets and goodwill for the acquisition of Alliant, which included $114.6 million in purchase price, $1.1 million in transaction costs and $11.4 million in assumed liabilities. Under the terms of the agreement, the Company may still be liable to make additional payments upon meeting certain development targets.

        Alliant's field force was retained by Sciele and formed Sciele's new Pediatric sales division. Alliant's pediatric product portfolio under promotion includes: Orapred ODT for asthma; Allegra Oral Suspension for allergies; Methylin Chewable Tablets for ADHD.

        The Alliant acquisition was accounted for as a business purchase combination using the purchase method of accounting under the provision of the SFAS No. 141, Business Combination. Accordingly, the results of Alliant's operations have been included in the consolidated financial statements beginning June 13, 2007. The allocation of consideration for the acquisition requires extensive use of accounting estimates and management's judgement to allocate the purchase price of tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values. Management believes the fair values assigned to the assets acquired and liabilities assumed are based on reasonable estimates and assumptions.

        Purchase Price Allocation.    The following table presents the preliminary allocation of acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values:

Accounts receivable	$2,035
Inventory	149
Other current assets	1,346
Intangible assets	56,300
Goodwill—estimated	70,809
Less: Current liabilities	(3,530)

Net assets acquired	$127,109

        Identifiable Intangible Assets.    Acquired identifiable intangible assets of $56.3 million which includes trade names, licensing and promotion rights. The estimated useful lives range from 5 to 15 years.

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. ACQUISITIONS, INTANGIBLE ASSETS, LICENSE AGREEMENTS & PRODUCT RIGHTS (Continued)

        Fair values of identified intangible assets were estimated by performing a discounted cash flow analysis using the "income" approach. This method utilizes forecasts of direct revenues and costs associated with each respective identifiable intangible asset valued and include charges for the use of contributory assets employed to generate future income streams over each intangibles expected useful life. Net cash flows attributable to each identifiable intangible asset are discounted to their present value at rates commensurate with perceived risks. A partial list of cash flow assumptions utilized for each of the identified intangible assets included consideration of existing operating margins, the number of existing and potential competitors, product pricing patterns, product market share analysis, product approval dates and product launch dates. A partial list of considerations utilized in developing estimates of expected useful lives included the effects of competition, customer attrition rates, consolidation within the industry and generic product lifecycle estimates.

        Assumed Liabilities.    Included in the current liabilities assumed at the acquisition date was a severance accrual of $0.9 million for Alliant employees to be terminated as a result of the acquisition, in accordance with Emerging Issues Task Force Abstract Issue No. 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination." As of December 31, 2007, all severance had been paid.

        Pro Forma Results of Operations.    Unaudited pro forma operating results for the Company, assuming the Alliant Pharmaceuticals, Inc. had occurred at the beginning of each of the periods presented are as follows (in thousands, except per share amounts):

	For the Year Ended December 31,
	2007	2006
Net revenues	$391,786	$334,619
Net income	$37,137	$38,926
Earnings per share:
Basic	$1.05	$1.11
Diluted	$1.02	$1.04

        The unaudited pro forma results above have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on January 1 of 2007 or 2006. Additionally these pro forma results are not indicative of future results.

        Pro forma results of operations includes net revenues for Lindane of $29.9 million for the year ended December 31, 2006, respectively, and $5.4 million for the year ended December 31, 2007, respectively. Alliant's rights to distribute Lindane were terminated in May 2007 prior to the acquisition of Alliant by Sciele.

Zovirax

        In December 2006, we entered into a promotional agreement, which has an initial term of five years, with an affiliate of Biovail Corporation to provide promotional support for Zovirax in the United States. Zovirax is a topical form of the drug acyclovir, which is used in the treatment of type I (cold sores) and type II (genital) herpes simplex viruses. The intangible asset recorded in connection with the contract acquisition cost is being amortized over the estimated useful life of the asset.

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. ACQUISITIONS, INTANGIBLE ASSETS, LICENSE AGREEMENTS & PRODUCT RIGHTS (Continued)

Other Products

        Generally, our other products are manufactured under manufacturing and supply agreements, which require that we purchase all of our requirements for these products from the manufacturers that are a party to these agreements, including specified minimum purchase quantities of the products for each year. Except for agreements regarding our Zoto-HC products, these agreements generally state that the product supplier will provide products only to us.

        Robinul and Robinul Forte.    In January 1999, we acquired exclusive rights in the U.S. to Robinul and Robinul Forte tablets from American Home Products Corporation, now Wyeth. We must pay royalties on net sales under our license agreement with Wyeth. We entered into agreements with Mikart, Inc., in April 1999 and January 2001, for Mikart to become qualified under applicable regulations to manufacture and supply our requirements for Robinul. Mikart was approved by the FDA to manufacture Robinul in December 2001, and began supplying the Robinul products to us in December 2001. Under this manufacturing agreement, Mikart will manufacture the products for five years from the time Mikart became a qualified manufacturer plus automatic renewal terms of one year each until either party elects to terminate the agreement. The agreement with Mikart requires that we purchase certain designated minimum quantities.

        In December 2001, we entered into a license agreement with Wyeth-Ayerst Canada Inc. and Whitehall-Robins Inc. under which we acquired rights to manufacture, have manufactured for us, market and sell Robinul and Robinul Forte in Canada. If we begin to sell Robinul in Canada, we will pay Whitehall-Robbins a royalty on net sales of Robinul in Canada.

        Ponstel.    In April 2000, we acquired exclusive rights to market, distribute and sell Ponstel in the U.S. from Warner Lambert Company, a subsidiary of Pfizer. In December 2000, we signed an agreement with Westward Pharmaceutical Corporation to manufacture Ponstel. Westward began supplying the product to us in the second quarter of 2003. The initial term of this manufacturing agreement ended in 2005, but the agreement automatically renews each year until one of the parties gives notice of termination.

        We must purchase all of our requirements for Ponstel from Westward and are subject to minimum purchase requirements. We must pay Westward a price for Ponstel based on a multiple of Westward's direct cost of goods used in the manufacture and supply of the product.

        Cognex.    In 2000, we acquired rights to market, distribute and sell Cognex as well as rights to a new unapproved version of Cognex called Cognex CR from Warner-Lambert Company, a subsidiary of Pfizer. We paid $3.5 million in cash for Cognex. In the event that we stop selling Cognex for 60 days or more, other than for reasons outside our control, the Federal Trade Commission may order that Cognex revert back to Pfizer and be divested to another purchaser. Westward Pharmaceutical Corporation supplies Cognex. This supply agreement expires in March 2008, but may be renewed for an additional two-year term. We are seeking a new supplier for the active ingredient in Cognex. Based on our current sales projections, we believe that we have adequate supplies of the active ingredient in Cognex for the foreseeable future. However, if sales exceed our current projections or if we are unable to locate a new supplier of the active ingredient in Cognex, our ability to sell Cognex would be limited and our net income would be reduced.

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. ACQUISITIONS, INTANGIBLE ASSETS, LICENSE AGREEMENTS & PRODUCT RIGHTS (Continued)

        Furadantin.    In December 2001, we acquired the U.S. rights to Furadantin from Dura Pharmaceuticals, Inc., now Elan Pharmaceutical, Inc. The purchase price for the acquired assets was approximately $15.8 million in cash. Under the agreement, we acquired the assets relating to Furadantin, including the NDA, trademark and related inventory. In December 2001, we also entered into a supply agreement with Elan Pharmaceutical to manufacture and supply Furadantin to us through May 2003. In August 2002, we entered into a manufacturing agreement with OSG Norwich Pharmaceuticals, Inc. to manufacture Furadantin for us. OSG Norwich became qualified to manufacture the product in November 2003. Beginning in January 2004, we were required to purchase a minimum amount of inventory annually from OSG Norwich. In August 2007, we renewed this agreement for an additional two years. The agreement will expire in August 2009.

        In May 2003, we entered into a supply agreement with Vinchem, Inc. to supply us the active ingredient in Furadantin. The initial term of this agreement ends in May 2011, but the agreement will automatically renew for successive one-year terms until one of the parties gives notice of termination.

Ostiva

        In April 2006, we acquired exclusive U.S. rights to market, distribute and sell Ostiva from PamLab, L.L.C. The intangible asset recorded in connection with the acquisition is being to be amortized over the life of the product.

Fenofibrate and Pravastatin

        In February 2007, we entered into an agreement with privately held Galephar Pharmaceutical Research Inc. to develop and market a combination of fenofibrate and pravastatin to treat mixed dyslipidemia. Under the terms of the agreement, Sciele will have exclusive rights to bring this combination therapy to market in the U.S., Mexico and Canada. The Company will be responsible for the Phase III clinical trials and all regulatory filings with the FDA and expects to use data from clinical trials that were conducted in Europe to supplement its regulatory filing in the U.S. There was a refundable upfront fee $2.0 million and a an additional milestone payment, which is due within 30 days after FDA approval of an NDA for the product. There will be royalty payments, the amount of which is based on whether there is a generic available. The $2.0 million refundable deposit recorded in connection with the contract acquisition cost as of December 31, 2007.

Fenoglide

        In April 2007, we entered into an exclusive license agreement with LifeCycle Pharma A/S to market fenofibrate in the U.S., Canada, and Mexico, in 120 milligram and 40 milligram strengths. Fenofibrate is prescribed for the treatment of hyperlipidemia and triglyceridemia. Under the terms of the agreement, we paid LifeCycle Pharma an up-front payment of $5.0 million and a milestone payment of $4.0 million when FDA approval was obtained. Additional milestone and royalty payments will be paid based on product sales. The $9.0 million intangible asset recorded in connection with the contract as of December 31, 2007 will begin amortizing once the product is launched.

PSD502

        In May 2007, the Company paid Plethora Solutions Holding plc ("Plethora") $7.0 million in conjunction with the closing of an exclusive licensing agreement to market Plethora's product, PSD502,

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. ACQUISITIONS, INTANGIBLE ASSETS, LICENSE AGREEMENTS & PRODUCT RIGHTS (Continued)

for premature ejaculation. Of the $7.0 million, $6.3 million purchased an equity stake in Plethora amounting to 1,772,505 new ordinary shares. The Company's investment in Plethora amounts to approximately 5.6% of the ordinary shares outstanding. Plethora is headquartered in the United Kingdom and is listed on the London Stock Exchange (AIM:PLE). Per the agreement with Plethora, the shares purchased will not be sold until June 2011. The investment in Plethora is accounted for under the cost method. The investment is classified as long term securities under other long term assets on the balance sheet. The $0.7 million remaining was allocated to the license itself and expensed as in-process research and development.

Fosteum

        In July 2007, we entered into a license and co-promotion agreement with Primus Pharmaceuticals, Inc. for Fosteum. Fosteum is a prescription medical food product for the dietary management of the metabolic processes of osteopenia and osteoporosis. The agreement called for a one-time payment of $5.0 million and further milestone and royalty payments based on sales. Under the terms of the agreement, royalties are owed to Primus between 15-20% depending on certain sales levels.

Clonidine

        In July 2007, the Company signed an exclusive agreement with Addrenex Pharmaceuticals, Inc. to market, upon approval by the U.S. Food & Drug Administration (FDA), Clonicel, a patented, extended-release formulation of clonidine hydrochloride for the treatment of hypertension and attention deficit and hyperactivity disorder in North America. Under the terms of the agreement, the Company paid $6 million, of which $1.2 million was allocated to an equity stake in Addrenex, and $4.8 million was expensed as in-process research and development. The Company will have the right to increase its equity position in the future. The Company will also make regulatory milestone payments of up to $11 million and royalty payments to Addrenex on future product sales. In accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, the Company's Addrenex investment is being accounted for using the equity method. The asset is classified as long term securities under other long term assets on the balance sheet.

Head Lice Treatment

        In July 2007, we acquired an innovative head lice asphyxiation product developed by Summers Laboratories, Inc. for the United States, Canada and Mexico. Under the terms of the agreement, the Company paid an upfront refundable payment of $2.0 million and will pay additional payments upon achievement of certain regulatory milestones, including FDA approval of the product, and deferred payments based on meeting certain sales targets.

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. ACQUISITIONS, INTANGIBLE ASSETS, LICENSE AGREEMENTS & PRODUCT RIGHTS (Continued)

Prandin and PrandiMet

        In November 2007, we signed an exclusive agreement with Novo Nordisk Inc. to market Prandin (repaglinide) for the treatment of Type 2 diabetes mellitus. Under the terms of the agreement, Sciele will exclusively market Prandin and, upon approval by the FDA, PrandiMet (the name submitted to the FDA for a repaglinide/metformin fixed dose combination tablet) to physicians in the U.S., and will have the right of first refusal to obtain marketing rights in the U.S. to other Novo Nordisk products containing repaglinide, the active pharmaceutical ingredient in both Prandin and PrandiMet.

        The following table reflects the components of all intangible assets as of December 31, 2007 (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Life
Licensing rights	$433,070	$(102,432)	$330,638	17.5 years
Trade names	11,960	(3,539)	8,421	19.1 years
Supply/Distribution agreements	10,350	(6,021)	4,329	10 years
Other intangibles	3,176	(1,008)	2,168	19.7 years

Total	$458,556	$(113,000)	$345,556

        The following table reflects the components of all intangible assets as of December 31, 2006 (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Average Life
Licensing rights	$368,674	$(79,734)	$288,940	10 to 20 years
Trade names	11,060	(2,845)	8,215	15 to 20 years
Contracts	8,300	(8,049)	251	5 years
Supply/Distribution agreements	10,350	(4,986)	5,364	10 years
Other intangibles	3,108	(838)	2,270	20 years

Total	$401,492	$(96,452)	$305,040

        Amortization is calculated on a straight-line basis over the estimated useful life of the intangible asset. Estimated annual amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year ending December 31,
2008	$26,763
2009	26,763
2010	26,763
2011	26,763
2012	25,047

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. OTHER LONG-TERM ASSETS

        Other long term assets at December 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	December 31, 2007	December 31, 2006
Deferred finance costs	$7,551	$6,634
Refundable payments for product licenses	9,000	—
Deposits	49	29
Long-term investments	7,375	—

Total other assets	$23,975	$6,663

        In May 2007, the Company paid Plethora Solutions Holding plc ("Plethora") $7.0 million in conjunction with the closing of an exclusive licensing agreement to market Plethora's product, PSD502, for premature ejaculation. Of the $7.0 million, $6.3 million purchased an equity stake in Plethora amounting to 1,772,505 new ordinary shares. The Company's investment in Plethora amounts to approximately 5.6% of the ordinary shares outstanding. Plethora is headquartered in the United Kingdom and is listed on the London Stock Exchange (AIM:PLE). Per the agreement with Plethora, the shares purchased will not be sold until June 2011. The investment in Plethora is accounted for under the cost method. The asset is classified as long-term investments above. The $0.7 million remaining was allocated to the license itself and expensed as in process research and development.

        In July 2007, the Company signed an exclusive agreement with Addrenex Pharmaceuticals, Inc. to market, upon approval by the U.S. Food & Drug Administration (FDA), Clonicel, a patented, extended-release formulation of clonidine hydrochloride for the treatment of hypertension and attention deficit and hyperactivity disorder in North America (See Note 9). Under the terms of the agreement, the Company paid $6 million, of which $1.2 million was allocated to an equity stake in Addrenex, and $4.8 million was expensed as in-process research and development. The Company will have the right to increase its equity position in the future. The Company will also make regulatory milestone payments of up to $11 million and royalty payments to Addrenex on future product sales. In accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, the Company's Addrenex investment is being accounted for using the equity method. The asset is classified as long-term investments above.

11. RETIREMENT PLAN

        In 1996, the Company began a qualified defined contribution 401(k) plan, which provides benefits to substantially all employees. The annual contribution, if any, to the trust is at the discretion of the Board of Directors of the Company. Employer contributions to the plan for the years ended December 31, 2007, 2006 and 2005 were $1.9 million, $0.8 million and $0.7 million, respectively.

        The Company's ESOP provides benefits to substantially all employees. The annual contribution, if any, to the ESOP is at the discretion of the Board of Directors of the Company. The Company distributed 45,081 shares and 200,000 shares to the ESOP during the year ended December 31, 2007 and December 31, 2006, respectively. In the years ended December 31, 2007, 2006 and 2005, the Company recorded $1.8 million, $2.7 million and $0.8 million, respectively, in compensation expense for the ESOP.

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES

        In December 2001, we entered into a lease agreement in Alpharetta, Georgia for offices and a warehouse. This lease agreement expires in March 2009. In August 2006, we terminated a portion of this lease agreement. We currently occupy part of the facility. In December 2004, we entered into a license agreement with Business Enabled Offices Limited, as amended each year thereafter, for the use of office and related office services in Dublin, Ireland. This license agreement expires in September 2010. In February 2006, the Company entered into a lease agreement with 485 Properties, LLC to lease office space at Corporate Center V, an office tower located in Atlanta, Georgia. The eight year lease term, cancelable after five years, commenced in June 2006. In July 2007, we amended our lease agreement to increase the size of the leased premises of office space at Corporate Center V.

        In June 2006, the Company relocated its corporate and administrative functions to the new premises at Corporate Center V from its then-current facilities, but continues to maintain its warehouse and training functions at its facilities in Alpharetta, Georgia.

        As part of the June 2007 Alliant acquisition, the Company assumed Alliant's lease agreement with Cousins Properties Incorporated dated July 12, 2005 and amended August 8, 2006, related to an office building located in Alpharetta, Georgia. In September 2007, we subleased to Implantable Provider Group, Inc. part of the facility. In January 2008, we subleased to EnergyCom Networks, LLC the remaining portion of the facility.

        The Company leases vehicles for certain employees under non-cancelable lease agreements expiring in 2011. The total vehicle lease expense under the lease agreements for the years ended December 31, 2005, 2006 and 2007 was $4.3 million, $8.1 million and $10.7 million, respectively.

        The total minimum future commitments under operating leases, excluding sublease income, for years succeeding December 31, 2007 is as follows (in thousands)

Period ending December 31,
2008	$8,218
2009	6,262
2010	4,475
2011	1,905
2012 and thereafter	2,674

Total	$23,534

        The Company has employment contracts with certain executives, which provide for certain levels of severance in the event of termination without cause or for certain change of control events, as defined.

        The Company, certain former and current officers and directors are defendants in a consolidated securities lawsuit filed on August 22, 2002 in the United States District Court for the Northern District of Georgia. Plaintiffs in the class action alleged in general terms that we violated Sections 11 and 12(a) (a) of the Securities Act of 1933 and that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In an amended complaint, Plaintiffs claim that we issued a series of materially false and misleading statements to the market in connection with our public offering on April 24, 2002 and thereafter relating to alleged "channel stuffing" activities. The amended complaint also alleged controlling person liability on behalf of certain of our

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

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

        The parties recently engaged in a mediation that led to an agreement in principle to settle all of the claims in the class action lawsuit for an amount up to $4.65 million. The settlement is to be entirely funded by the Company's insurance carriers. The parties have entered into a Memorandum of Understanding regarding certain terms of the settlement. The settlement is subject to preliminary and final approval by the District Court. The Company expects to receive these approvals during 2008.

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The following table sets forth summary quarterly financial information for the years ended December 31, 2007 and 2006 (in thousands):

2007 by Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
			(restated)(1)
Net revenues	$82,257	$95,662	$99,372	$104,964
Gross profit	71,204	82,837	86,068	89,391
Operating income	18,857	19,900	17,358	16,673
Net income	12,998	10,638	10,656	11,115
Earnings per share:
Basic	$0.37	$0.30	$0.30	$0.31
Diluted	$0.36	$0.29	$0.29	$0.31

2006 by Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$66,453	$72,399	$74,784	$79,545
Gross profit	57,101	61,853	64,501	69,039
Operating income	13,212	14,840	17,335	19,324
Net income	9,127	10,172	12,301	13,644
Earnings per share:
Basic	$0.26	$0.29	$0.35	$0.39
Diluted	$0.23	$0.27	$0.34	$0.38

    (1)
    In the third quarter of 2007, the Company changed its accounting for its investment of Addrenex from the cost method to the equity method and amended its Form 10-Q for the third quarter of 2007.

    As a result of the required change in accounting treatment for the Company's investment in Addrenex, the Company recorded a charge to in-process R&D and a corresponding reduction of $4.8 million to its investment in Addrenex which is reported in other long term assets on the Company's balance sheet. The effect on net income after tax adjustments for the quarter ended September 30, 2007 was a reduction in net income of $3.2 million, or $0.09 per diluted share.

14. SUBSEQUENT EVENTS

        In January 2008, we obtained U.S. Food & Drug Administration (FDA) approval for four dosage strengths of a new Sular formulation, 8.5-milligram, 17-milligram and 25.5-milligram and 34-milligram dosages. The new Sular formulation, which utilizes SkyePharma's (LSE:SKP) patented GEOMATRIX technology, provides a lower dose of Sular for each of its current doses. The Company expects to launch the new Sular formulation during the first quarter of 2008.

        Additionally, in January 2008, Sciele announced that it plans to launch five new products in 2008: 120-milligram and 40-milligram fenofibrate doses for treatment of mixed dyslipidemia; Prandin (repaglinide) for type II diabetes, and upon FDA approval, PrandiMet (repaglinide/metformin) also for type II diabetes; a head lice asphyxiation product upon FDA approval; and Fosteum. In February 2008, the Company announced the launch of Allegra oral disintegrating tablet.

SCIELE PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SUBSEQUENT EVENTS (Continued)

        In February 2008, the Company deposited an additional 32,417 shares at an average price of $23.88 into the ESOP program for distribution to employees for the 2007 plan year.

        In February 2008, the Company announced that Addrenex had submitted a 505(b)(2) New Drug Application (NDA) to the FDA for ConiBID for the treatment of hypertension. Upon FDA approval, the Company expects to launch this product in the first half of 2009.

        In February 2008, the Company announced the launch of Fenoglide in the U.S. Fenoglide, indicated for the treatment of hyperlipidemia and hypertriglyceridemia, utilizes LifeCycle Pharma's Metdose technology, which is designed to provide enhanced absoption and greater bioavailability. Fenoglide will be available in 120-milligram and 40-milligram doses and will therefore have the lowest available dosage strengths of fenofibrate.

SCHEDULE II

SCIELE PHARMA, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(IN THOUSANDS)

Classification		Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance End of Year
2005	Accounts receivable allowances	749	34,832	(33,154)	2,427
	Allowance for product returns	1,563	8,228	(8,701)	1,090
	Allowance for product rebates	2,031	14,079	(13,669)	2,441
	Allowance for sales deductions	2,549	12,550	(12,297)	2,802
2006	Accounts receivable allowances	2,427	25,490	(25,907)	2,010
	Allowance for product returns	1,090	9,148	(8,670)	1,568
	Allowance for product rebates	2,441	12,392	(13,070)	1,763
	Allowance for sales deductions	2,802	30,734	(29,333)	4,203
2007	Accounts receivable allowances	2,010	51,765	(51,193)	2,582
	Allowance for product returns	1,568	15,211	(15,480)	1,299
	Allowance for product rebates	1,763	13,242	(12,620)	2,385
	Allowance for sales deductions	4,203	50,843	(49,007)	6.039

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
ANNUAL REPORT OF FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007 TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG SCIELE PHARMA, INC., NASDAQ MARKET INDEX AND NASDAQ PHARMACEUTICAL
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
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Report of Independent Registered Public Accounting Firm
SCIELE PHARMA, INC. CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)
SCIELE PHARMA, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)
SCIELE PHARMA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
SCIELE PHARMA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II SCIELE PHARMA, INC. VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007 (IN THOUSANDS)