Form 10-Q
period 2008-03-31
SCIELE PHARMA, INC.
filed 2008-05-01
CIK 1106773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[MARK ONE]

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of April 28, 2008, there were 35,041,191 shares of the Registrant’s Common Stock outstanding.

SCIELE PHARMA, INC. AND SUBISIDIARIES

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCIELE PHARMA, INC. AND SUBISIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,
	2008 (unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$149,313	$154,628
Marketable securities	16,487	33,660
Accounts receivable, net of allowances of $2,795 and $2,582 at March 31, 2008 and December 31, 2007, respectively	79,920	71,709
Inventories	25,412	26,270
Income taxes receivable	9,606	13,608
Deferred tax assets	5,430	4,121
Other assets	40,746	42,652
Total current assets	326,914	346,648
Property and equipment, net of accumulated depreciation of $9,917 and $8,791 at March 31, 2008 and December 31, 2007, respectively	35,456	29,676
Other assets:
Intangibles, net	370,834	345,556
Goodwill	78,205	70,809
Deferred tax assets	—	4
Other	16,810	23,975
Total other assets	465,849	440,344
Total assets	$828,219	$816,668
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payable	$27,722	$34,031
Accrued expenses	31,816	26,490
Total current liabilities	59,538	60,521
Long-term liabilities:
Convertible debt	325,000	325,000
Deferred tax liabilities	6,385	4,408
Other liabilities	1,682	1,742
Total liabilities	392,605	391,671
Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized and none outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,714,270 and 36,032,299 issued at March 31, 2008 and December 31, 2007, respectively	36	36
Additional paid-in capital	267,273	272,334
Retained earnings	184,512	172,966
Accumulated other comprehensive income (loss)	548	(2,832)
Stockholders’ equity before treasury stock	452,369	442,504
Less: Treasury stock at cost, Common stock, 722,502 and 754,919 shares at March 31, 2008 and December 31, 2007, respectively	(16,755)	(17,507)
Total stockholders’ equity	435,614	424,997
Total liabilities and stockholders’ equity	$828,219	$816,668

See accompanying notes to consolidated financial statements.

SCIELE PHARMA, INC. AND SUBISIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2008	2007
Net revenues	$100,438	$82,257
Operating costs and expenses:
Cost of revenues	10,383	11,053
Selling, general and administrative	53,344	39,695
Depreciation and amortization	8,031	6,671
Research and development	8,780	5,981
Total operating costs and expenses	80,538	63,400
Operating income	19,900	18,857
Other (expense) income:
Interest expense	(2,865)	(933)
Interest income	1,671	1,760
Loss on equity investment	(417)	—
Impairment on equity investment	(1,199)	—
Total other (expense) income	(2,810)	827
Income before provision for income taxes	17,090	19,684
Provision for income taxes	5,544	6,686
Net income	11,546	12,998
Other comprehensive income (loss)	3,380	(17)
Comprehensive income	$14,926	$12,981
Net income per common share:
Basic	$0.33	$0.37
Diluted	$0.32	$0.36
Weighted average common shares outstanding:
Basic	35,352	35,170
Diluted	35,798	36,288

See accompanying notes to consolidated financial statements.

SCIELE PHARMA, INC. AND SUBISIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For The Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$11,546	$12,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,101	797
Amortization expense	6,930	5,874
Stock-based compensation expense	3,001	3,055
Excess tax benefit on share-based awards	(396)	(464)
Non-cash interest expense	530	172
Deferred income tax expense	672	1,555
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(7,005)	(10,635)
Inventories	1,258	4,363
Other current assets and other assets	1,483	(7,269)
Income taxes receivable	3,981	3,891
Accrued expenses and other long-term liabilities	6,414	(3,355)
Accounts payable	(6,895)	771
Net cash provided by operating activities	22,620	11,753
Cash flows from investing activities:
Purchases and advanced payments for products and licenses	(32,208)	(2,832)
Purchases of property and equipment	(5,508)	(905)
Proceeds from sale of marketable securities	19,127	74,803
Purchases of marketable securities	(1,985)	(80,406)
Net cash used in investing activities	(20,574)	(9,340)
Cash flows from financing activities:
Repurchases of common stock	(10,000)	(448)
Excess tax benefit on share-based awards	396	464
Net proceeds from stock option exercises	1,610	715
Net cash (used in) provided by financing activities	(7,994)	731
Effect of foreign exchange rates on cash	633	(213)
Net (decrease) increase in cash and cash equivalents	(5,315)	2,931
Cash and cash equivalents, beginning of period	154,628	45,261
Cash and cash equivalents, end of period	$149,313	$48,192

Supplemental cash flow information:
Cash paid for income taxes	$946	$617
Cash paid for interest	$—	$1,407

See accompanying notes to consolidated financial statements.

SCIELE PHARMA, INC. AND SUBISIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.                                      Basis of Presentation

The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management necessary to a fair presentation of the financial position, results of operations and cash flows of Sciele Pharma, Inc. and subsidiaries (the “Company”)  for the interim periods. Certain footnote disclosures normally included in financial statements prepared according to accounting principles generally accepted in the United States of America have been condensed or omitted from these interim financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results for the full year. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated balance sheets and revenues and expenses during the reporting periods to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. All significant inter-company accounts and transactions have been eliminated in consolidation.  The interim results should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-30123).

2.                                      New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format, disclosure of derivative features that are credit risk—related and cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the impact, if any, SFAS No. 161 will have on its future financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 141(R) will have on its future financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 160 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have an impact on the Company’s financial statements.

In September, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 did not have an impact on the Company’s financial statements.

On September 15, 2006 the FASB issued SFAS No. 157, Fair Value Measurements. This Statement provides guidance for using fair value to measure assets and liabilities. This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. This Statement does not expand the use of fair value in any new circumstances. It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with an additional one year deferral for non-financial assets and liabilities.

Effective January 1, 2008, the Company determines the fair market values of its financial instruments based on the fair value hierarchy established in SFAS No. 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value as follows:

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. Government and agency mortgage-backed debt securities, corporate debt securities, derivative contracts, residential mortgage and loans held-for-sale.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, retained residual interests in securitizations, residential MSRs, asset-backed securities (ABS), highly structured or long-term derivative contracts and certain collateralized debt obligations (CDO) where independent pricing information was not able to be obtained for a significant portion of the underlying assets.

As of March 31, 2008, the Company’s marketable securities in Note 4 are Level 1 assets as defined by SFAS No. 157.

3.                                      Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) (“SFAS 123R”), “Share-Based Payment”, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2008 and March 31, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.  Stock-based compensation is included in selling, general, and administrative expense and research and development expense as follows (in thousands):

	For the Three Months Ended March 31, 2008
	Restricted Stock And Restricted Stock Units	Stock Options	ESOP	Total
Selling, general and administrative	$2,486	$191	$—	$2,677
Research and development	276	48	—	324
Total stock-based compensation	$2,762	$239	$—	$3,001

	For the Three Months Ended March 31, 2007
	Restricted Stock And Restricted Stock Units	Stock Options	ESOP	Total
Selling, general and administrative	$1,327	$440	$979	$2,746
Research and development	147	110	52	309
Total stock-based compensation	$1,474	$550	$1,031	$3,055

At March 31, 2008, the Company had one stock-based compensation plan allowing for the issuance of stock options, restricted stock, restricted stock units and an employee stock ownership plan (“ESOP”).  In 2007 and through March 31, 2008, the Company issued restricted stock and restricted stock units to executives and employees. The following table summarizes restricted stock and restricted stock units outstanding (shares in thousands):

	Number of Shares Subject to Issuance	Weighted Average Share Price
Outstanding at December 31, 2007	1,328	$20.60
Granted	64	23.22
Cancelled	(25)	23.89
Vested and issued	(99)	23.25
Outstanding at March 31, 2008	1,268	$20.85

The restrictions on the restricted stock and restricted stock units lapse according to one of two schedules.  Under one schedule, the restrictions will lapse on the earlier date at which either specific key performance objectives have been reached or on the fifth anniversary date of the issuance.  Under the second schedule, the restrictions will lapse 25% annually over four years for employees and 33.3% annually over three years for directors.   The fair value of the restricted stock and restricted stock units are expensed over the period during which the restrictions lapse.

The Company’s ESOP provides benefits to substantially all employees.  The annual contribution, if any, to the ESOP is at the discretion of the Board of Directors of the Company.  The Company distributed 32,417 shares and 45,081 shares to the ESOP in the three months ended March 31, 2008 and March 31, 2007, respectively.

The following table summarizes options outstanding at March 31, 2008 and changes during the three months ended (shares in thousands):

	Number of Shares Subject to Issuance	Weighted Average Share Price
Outstanding at December 31, 2007	1,294	$16.35
Granted	—	—
Cancelled	(57)	22.75
Exercised	(116)	13.88
Outstanding at March 31, 2008	1,121	$16.28

4.                                      Marketable Securities

The Company classifies its existing marketable securities as available-for-sale. All available-for-sale securities are classified as current as the Company has the ability to use them for current operating and investing purposes. There were no realized losses or gains from marketable securities in the three months ended March 31, 2008 or March 31, 2007.  The carrying amount of available-for-sale securities and their approximate fair values are as follows (in thousands):

	As of March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government bonds	$4,504	$26	$—	$4,530
Federal agency obligations	1,336	4	—	1,340
Corporate bonds	10,689	2	(74)	10,617
Total	$16,529	$32	$(74)	$16,487

	As of December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government bonds	$14,677	$2	$(51)	$14,628
Federal agency obligations	4,354	1	(15)	4,340
Corporate bonds	14,779	2	(89)	14,692
Total	$33,810	$5	$(155)	$33,660

The age of gross unrealized losses and fair value by investment category for all securities in a loss position as of March 31, 2008 is as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$4,487	$(18)	$4,911	$(56)	$9,398	$(74)
Total	$4,487	$(18)	$4,911	$(56)	$9,398	$(74)

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

The amortized cost and estimated fair value of marketable securities at March 31, 2008 by contractual maturity are shown below (in thousands):

	Cost	Estimated Fair Value
Due in one year or less	$8,620	$8,634
Due after one year through three years	7,057	7,001
Due after three years through five years	514	514
Due after five years	338	338
Total	$16,529	$16,487

5.                                      Inventories

Inventories consist of purchased pharmaceutical products and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method, and market is considered to be net realizable value. Inventories consist of finished product and bulk product awaiting processing and packaging into finished product.  Inventories consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Bulk product	$7,325	$7,783
Finished product	20,572	20,894
Gross inventories	27,897	28,677
Reserves	(2,485)	(2,407)
Net inventories	$25,412	$26,270

6.                                      Goodwill, Product Rights, and Other Intangibles

In June 2007, the Company acquired Alliant Pharmaceuticals, Inc. in a transaction accounted for under SFAS No. 141, Business Combinations. Alliant was a specialty pharmaceutical company focused on acquiring, developing and commercializing proprietary products for the pediatric and pediatric specialty markets. The Company recorded $134.5 million in intangible assets and goodwill for the acquisition of Alliant, which included $114.6 million in purchase price, $1.2 million in transaction costs and $18.7 million in assumed liabilities.  As of March 31, 2008 the Company had $78.2 million capitalized as goodwill related to the acquisition, an increase of $7.4 million compared to the December 31, 2007 balance of $70.8 million.  This increase was due to on going expenditures related to the acquisition and the outcome of a settlement contingency related to working capital.

In January 2008, the Company obtained U.S. Food & Drug Administration (“FDA”) approval for four dosage strengths of a new Sular formulation, 8.5-milligram, 17-milligram, 25.5-milligram and 34-milligram dosages.  The new Sular formulation, which utilizes SkyePharma’s patented GEOMATRIX technology,  provides a lower dose of Sular for each of its current doses.  The Company launched the new Sular formulation during the first quarter of 2008.  During the three months ended March 31, 2008, a $2.0 million milestone payment was made in conjunction with obtaining approval from the FDA and capitalized to intangible assets and is now being amortized over the estimated useful life.

In January, 2008, the Company launched Fosteum. Fosteum is a prescription medical food product for the dietary management of the metabolic processes of osteopenia and osteoporosis.  The $5.0 million intangible asset related to the licensing rights obtained is now being amortized over the estimated useful life.

In February, 2008, the Company launched Fenoglide in the U.S. Fenoglide, indicated for the treatment of hyperlipidemia and hypertriglyceridemia, utilizes LifeCycle Pharma’s Meltdose(R) technology, which is designed to provide enhanced absorption and greater bioavailability. The $9.0 million intangible asset recorded during 2007 related to the licensing rights obtained is now being amortized over the estimated useful life.

In March 2008, the Company acquired from Verus Pharmaceuticals, Inc. the Twinject epinephrine auto-injector (epinephrine injection, USP 1:1000) for the treatment of severe allergic reactions and anaphylaxis. Under the agreement, Sciele acquired Twinject and certain other related Verus products under development for $29.1 million. Verus may also receive additional payments resulting from the achievement of certain development milestones. Anaphylaxis is a sudden, severe, and potentially life-threatening allergic reaction triggered by exposure to one or more allergens, including foods, insect stings, drugs, and latex products.  The Company recorded $25.2 million in intangible assets related to licensing rights, $2.8 million in property and equipment for equipment to produce the Twinject device, $1.0 million in inventory and $0.1 million in other assets.  The intangible assets acquired will be amortized over its estimated useful life.

Intangible assets which are not deemed to have an indefinite life are amortized on a straight line basis over their respective useful lives.  The following table reflects the components of intangible assets (in thousands):

	As of March 31, 2008
	Gross Amount	Accumulated Amortization	Net Amount	Original Weighted Average Life
Licensing rights	$465,278	$(108,895)	$356,383	17.3 years
Trade names	11,960	(3,705)	8,255	19.1 years
Supply/Distribution agreements	10,350	(6,280)	4,070	10.0 years
Other intangibles	3,176	(1,050)	2,126	19.7 years
Total	$490,764	$(119,930)	$370,834

	As of December 31, 2007
	Gross Amount	Accumulated Amortization	Net Amount	Original Weighted Average Life
Licensing rights	$433,070	$(102,432)	$330,638	17.5 years
Trade names	11,960	(3,539)	8,421	19.1 years
Supply/Distribution agreements	10,350	(6,021)	4,329	10.0 years
Other intangibles	3,176	(1,008)	2,168	19.7 years
Total	$458,556	$(113,000)	$345,556

Amortization is calculated on a straight-line basis over the estimated useful life of the intangible asset. Estimated annual amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal year ended December 31:	Amount
2008	$29,716
2009	29,828
2010	29,828
2011	29,828
2012	28,112

7.                                      Other Long Term Assets

Other long term assets consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Deferred finance costs	$7,009	$7,551
Refundable payment for product licenses	4,000	9,000
Deposits	49	49
Long-term investments	5,752	7,375
Total other assets	$16,810	$23,975

In the second quarter of 2007, the Company paid Plethora Solutions Holding plc $7.0 million in conjunction with the closing of an exclusive licensing agreement to market Plethora’s product, PSD502, for premature ejaculation. Of the $7.0 million, $6.3 million purchased an equity stake in Plethora equating to 1,772,505 new ordinary shares. The remaining $0.7 million was allocated to the license itself and expensed as in process research and development in 2007.  The Company’s investment in Plethora amounts to approximately 5.6% of the ordinary shares outstanding. Plethora is headquartered in the United Kingdom and is listed on the London Stock Exchange. Per the agreement with Plethora, the shares purchased will not be sold until the earlier of FDA approval of PSD502 or June 2011.  In the first quarter of 2008, the Company recognized a $1.2 million impairment on the asset based on sustained declines in stock value in excess of industry trends.  The remaining $5.1 million investment in Plethora is accounted for under the cost method and is classified as a long-term investment above.

In the third quarter of 2007, the Company signed an exclusive agreement with Addrenex Pharmaceuticals, Inc. to market, upon approval by the FDA, a patented, extended-release formulation of clonidine hydrochloride for the treatment of hypertension and attention deficit and hyperactivity disorder in North America. Under the terms of the agreement, the Company paid $6 million, of which $1.2 million was allocated to an equity stake in Addrenex, and $4.8 million was expensed as in-process research and development in the third quarter of 2007. In the first quarter of 2008, the Company recognized a loss of $0.4 million as its portion of Addrenex’s loss.  The Company will have the right to increase its equity position in the future. The Company will also make regulatory milestone payments of up to $11 million and royalty payments to Addrenex on future product sales. In accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, the remaining $0.7 million Addrenex investment is being accounted for using the equity method and is classified as a long-term investment above.

8.                                      Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Employee compensation and benefits	$5,279	$7,316
Product returns	5,526	1,299
Product rebates	3,418	2,385
Sales deductions	6,654	6,039
Accrued royalties	4,337	5,049
Accrued interest	3,202	1,075
Other	3,400	3,327
Total accrued expenses	$31,816	$26,490

9.                                      Long-term Debt

On May 14, 2007, the Company issued and sold $325.0 million aggregate principal amount of 2.625% Contingent Convertible Senior Notes due 2027 (the “Notes”) in an underwritten registered offering. The Notes are due May 15, 2027 and interest is payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2007. In addition to the interest on the Notes, after May 15, 2012, the Company will also be required to pay contingent interest during specified six-month periods if the average trading price of the Notes per $1,000 principal amount for the five day trading period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. During any period when contingent interest is payable, it will be payable at a rate equal to 0.5% per annum. In addition, if the Company defaults in its reporting obligations under the indenture, it can elect to pay special interest on the Notes at a rate equal to 0.25% per annum as the sole remedy for a specified period of time.

The Notes are senior unsecured obligations and rank equally in right of payment with each other and with all other senior unsecured indebtedness. The Notes are subordinated in right of payment to all of existing and future secured indebtedness (to the extent of the value of the collateral securing the same). The indenture does not contain any restriction on the payment of dividends, the incurrence of indebtedness or the repurchase of securities, and does not contain any financial covenants.

Conversion Rights.    Holders may convert the Notes only under certain circumstances as described in our Report on Form 10-K for fiscal 2007.

The Notes will be convertible into cash and, if applicable, shares of our common stock. Upon conversion, holders will receive, per $1,000 principal amount being converted, a “settlement amount” that is equal to the sum of the “daily settlement amounts” for each of the 30 trading days during the “cash settlement averaging period.” The “daily settlement amount” for each trading day consists of (i) cash equal to the lesser of $33.33 and the “daily conversion value”; and (ii) to the extent the daily conversion value exceeds $33.33, a number of shares equal to the excess of the daily conversion value over $33.33, divided by the volume-weighted average price per share of our common stock on that trading day. The “cash settlement averaging period” is the 30 consecutive trading days beginning on, and including, the third trading day following the conversion date; provided that if a Note is surrendered for conversion within the period prior to maturity, the cash settlement averaging period is the 30 consecutive trading days beginning on, and including, the 30th scheduled trading day prior to the maturity date. The “daily conversion value” on a given trading day generally means one-thirtieth of the product of the applicable conversion rate and the volume-weighted average price per share of our common stock on that trading day.

The Company will adjust the conversion rate applicable to the Notes in the event we make any cash distributions to holders of our common stock. The Notes are subject to additional anti-dilution protection. The Company capitalized $9.5 million of financing costs in association with the issuance of the 2007 Notes. It is being amortized over 5 years, the estimated life of the notes.

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

In June 2007, the Company redeemed all of its 2006 Notes with the proceeds from the issuance of the Notes, for $150.0 million, the face value of the bonds and 839,930 shares of Company stock, pursuant to the terms of the exchange offer. The remaining capitalized financing costs associated with the 2006 Notes exchange of $5.3 million were expensed in the second quarter of 2007.

The Company had no debt (including under its credit facility) other than the aforementioned notes outstanding at March 31, 2008 or December 31, 2007.

10.                               Credit Agreement

On September 18, 2006, the Company entered into a senior secured credit agreement (the “Credit Agreement”) with UBS Securities LLC and LaSalle Bank National Association as lead arrangers, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, Regents Bank, Fifth Third Bank and Bank of America, N.A. as co-documentation agents and UBS Loan Finance LLC, as swingline lender. The Credit Agreement provides the Company and its Cayman subsidiary, Sciele Pharma Cayman Ltd., with a five-year revolving credit facility of up to $100.0 million, with an option to expand the facility credit line by up to an additional $75.0 million.

Borrowings under the credit facility bear interest at the lenders’ corporate base rate or LIBOR, plus a specified margin of between 1.75% and 2.5% depending on the Company’s ratio of indebtedness to earnings. The Credit Agreement contains customary negative covenants and financial covenants with which the Company is not in compliance as of March 31, 2008.  The Company is seeking an amendment or waiver of this covenant so that we will be in compliance therewith.

The Company’s obligations under the Credit Agreement are secured by a pledge of substantially all of its assets and are guaranteed by substantially all of its subsidiaries that are not borrowers.

The Company had no borrowings under this credit facility as of March 31, 2008.

The Credit Agreement contains customary negative covenants and financial covenants. As of March 31, 2008 the Company is not in compliance with the maximum total leverage ratio covenant. We are seeking an amendment or waiver of this covenant so that we will be in compliance.

11.                               Share Buyback Program

On August 3, 2007, the Company adopted a share repurchase program authorizing the repurchase of up to $40.0 million of outstanding common stock.  This plan had replaced all prior share repurchase plans and was set to expire on August 2, 2008.  The repurchases under this plan in 2007 and 2008 were as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
Common stock repurchases authorized				$40,000,000
August 3 through September 30, 2007	305,214	$22.94	305,214	$32,997,703
October 1 through December 31, 2007	620,640	20.83	620,640	$20,071,908
January 1 through January 31, 2008	—	—	—	$20,071,908
February 1 through February 29, 2008	—	—	—	$20,071,908
March 1 through March 31, 2008	528,598	18.88	528,598	$10,090,896
Total	1,454,452	$20.56	1,454,452

All shares repurchased under our program have been retired.

On April 25, 2008, the Company adopted a new share repurchase program, authorizing the repurchase of up to $100.0 million of outstanding common stock. This plan had replaced all prior share repurchase plans and is set to expire on April 24, 2009.

12.                               Income Taxes

At March 31, 2008, the Company had approximately $600,000 of total gross unrecognized tax benefits.  Included in the total unrecognized tax benefits was approximately $340,000 (net of federal benefit on state issues) of tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

The Company recognizes interest and penalties related to income tax matters as income tax expense.  As of March 31, 2008, we had accrued approximately $440,000 (net of federal benefit on state issues) for the payment of interest.

During the period, the Company settled an examination with the state of New York and as a result, gross unrecognized tax benefits decreased by approximately $23,000.

The Company is currently under IRS examination for the 2005 and 2006 tax years.  This audit is expected to be concluded within 12 months and it is reasonably possible that the IRS will resolve some of the matters presently under consideration, which may increase or decrease unrecognized tax benefits for these years. At this time, we estimate a range of the outcome of the examination to be approximately $300,000 to $400,000 of interest primarily on timing items related to inventory.  We accrued additional interest of approximately $89,000 for this item in the current period.  The Company should not be subject to state and local examinations for tax periods before 2001 or foreign tax examinations before 2002.

13.                               Earnings Per Share

Below is the calculation of basic and diluted net income per common share (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2008	2007
Net income	$11,546	$12,998

Weighted average common shares outstanding-basic	35,352	35,170
Dilutive effect of stock options and restricted stock	446	764
Dilutive effect of contingent convertible debt	—	354
Weighted average common shares outstanding-diluted	35,798	36,288

Net income per common share:
Basic	$0.33	$0.37
Diluted	$0.32	$0.36

For the three months ended March 31, 2008 and 2007, there were 186,225 and 82,225 outstanding options to purchase common shares, respectively, that were excluded because their impact would be anti-dilutive.

14.                               Segment Reporting

The Company is engaged solely in the business of marketing and selling prescription pharmaceutical products. Accordingly, the Company’s business is classified in a single reportable segment, the sale and marketing of prescription products. Prescription products include a variety of branded pharmaceuticals in the Cardiovascular, Diabetes, Women’s Health, and Pediatric markets.

The following presents revenues for prescription products by area of treatment:

	For the Three Months Ended
	March 31,
	2008	2007
Cardiovascular/Diabetes	$67,561	$56,701
Women’s Health	20,030	16,568
Pediatrics/Other	12,847	8,988
Net Revenues	$100,438	$82,257

15.                               Commitments and Contingencies

The Company, certain former and current officers and directors are defendants in a consolidated securities lawsuit filed on August 22, 2002 in the United States District Court for the Northern District of Georgia. Plaintiffs in the class action alleged in general terms that we violated Sections 11 and 12(a) of the Securities Act of 1933 and that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In an amended complaint, Plaintiffs claim that we issued a series of materially false and misleading statements to the market in connection with our public offering on April 24, 2002 and thereafter relating to alleged “channel stuffing” activities. The amended complaint also alleged controlling person liability on behalf of certain of our officers under Section 15 of the Securities Act of 1933 and Section 20 of the Securities Exchange Act of 1934. Plaintiffs seek an unspecified amount of compensatory damages.

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

The parties recently engaged in a mediation that led to an agreement in principle to settle all of the claims in the class action lawsuit for an amount up to $4.7 million. The settlement is to be entirely funded by the Company’s insurance carriers.  The parties have entered into a Memorandum of Understanding regarding certain terms of the settlement.  The settlement is subject to preliminary and final approval by the U.S. District Court.  The Company expects to receive these approvals during fiscal year 2008.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read with the consolidated financial statements and related footnotes and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in our Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-30123). The results discussed below are not necessarily indicative of the results to be expected in any future periods. The following discussion contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ from the statements made.

Overview

Sciele Pharma, Inc. is a pharmaceutical company specializing in sales, marketing and development of branded prescription products focused on the therapeutic areas of Cardiovascular, Diabetes, Women’s Health, and Pediatrics. The Company’s Cardiovascular and Diabetes products treat patients with high cholesterol, hypertension, high triglycerides, unstable angina and Type 2 diabetes; its Women’s Health products are designed to improve the health and well-being of women and mothers and their babies; and its  Pediatrics products treat allergies, asthma, coughs and colds, and attention deficit and hyperactivity disorder (ADHD). Founded in 1992 and headquartered in Atlanta, Georgia. Sciele Pharma employs more than 900 people.  The Company’s success is based on placing the needs of patients first, improving health and quality of life, and implementing its business platform – an Entrepreneurial Spirit, Innovation, Execution Excellence, Simplicity, and Teamwork.

Cardiovascular and Diabetes	Women’s Health	Pediatric
Fenoglide	Fosteum	Allegra
Fortamet	Prenate DHA	Methylin
Nitrolingual	Prenate Elite	Orapred
Prandin	Zovirax	Twinject (promotion starting Q2 2008)
Sular
Triglide

Our current operating plan focuses on maximizing sales of our existing product portfolio. We also plan to accelerate growth by launching line extensions to our current products and by acquiring or licensing approved products, development products, and other businesses. We plan to focus on products which complement our Cardiovascular, Diabetes, Women’s Health and Pediatric categories that allow us to leverage our sales force infrastructure.

We currently market and sell 24 products, 14 of which are actively promoted. We promote our products through our nationwide sales and marketing force, targeting high-prescribing primary care physicians, endocrinologists, cardiologists, obstetricians and gynecologists, and pediatricians.

Results of Operations

Cardiovascular/Diabetes Net Revenues. Net revenues from our Cardiovascular/Diabetes products increased $10.9 million or 19%, to $67.6 million for the three months ended March 31, 2008, compared to $56.7 million for the three months ended March 31, 2007. The increase was primarily due to the growth in Triglide prescriptions, the launch of Fenoglide, the marketing of Prandin during the first quarter of 2008, and price increases implemented during 2007.

	Change in total dispensed prescriptions for the three months ended March 31, 2008 compared to the three months ended March 31, 2007(a)	Change in new dispensed prescriptions for the three months ended March 31, 2008 compared to the three months ended March 31, 2007(a)
Cardiovascular/Diabetes:
Sular	-3%	-7%
Triglide	24%	7%
Nitrolingual(b)	-4%	-6%
Fortamet	-13%	-14%
Fenoglide(c)	N/A	N/A
Prandin (d)	-1%	3%

(a)                                  Source: IMS’s Next Generation Prescription Services data.

(b)                                 We believe that IMS data does not capture prescriptions of Nitrolingual from some of the non-retail channels and prescription trends in the non-retail channel which may have a significant impact on the reported change.

(c)                                Fenoglide was launched in February 2008.

(d)                                 Prandin was launched by Sciele in January 2008.

Women’s Health Net Revenues. Net revenues from our promoted Women’s Health products increased $3.4 million or 20%, to $20.0 million for the three months ended March 31, 2008, compared to $16.6 million for the three months ended March 31, 2007. This increase is primarily related to the prescription growth associated with the successful launch of Prenate DHA in the second quarter of 2007 and price increases implemented during 2007.

	Change in total dispensed prescriptions for the three months ended March 31, 2008 compared to the three months ended March 31, 2007(a)	Change in new dispensed prescriptions for the three months ended March 31, 2008 compared to the three months ended March 31, 2007(a)
Women’s Health:
Prenate Elite	-24%	-29%
Prenate DHA(b)	N/A	N/A
Zovirax	-2%	-2%
Fosteum (c)	N/A	N/A

(a)                                  Source: IMS’s Next Generation Prescription Services data.

(b)                                 Prenate DHA was launched in June 2007.

(c)                                  Fosteum was launched by Sciele in January 2008.

Pediatric/ Other Net Revenues. Net revenues from our Pediatric/other products increased $3.8 million or 43%, to $12.8 million for the three months ended March 31, 2008 compared to $9.0 million for the three months ended March 31, 2007. This increase is primarily due to the addition of our Alliant pediatric products in the second quarter of 2007, partially offset by decreased Furadantin sales. Sales of Furadantin were higher than normal during the three months ended March 31, 2007, as we experienced delays in production delivery during 2006 due to manufacturing issues that were resolved in the first quarter of 2007.

	Change in total dispensed prescriptions for the three months ended March 31, 2008 compared to the three months ended March 31, 2007(a)	Change in new dispensed prescriptions for the three months ended March 31, 2008 compared to the three months ended March 31, 2007(a)
Pediatrics/Other:
Orapred ODT	53%	52%
Methlyin Chewable	20%	21%
Allegra	549%	311%
Twinject (b)	17%	16%

(a)                                  Source: IMS’s Next Generation Prescription Services data.

(b)                                 Twinject was acquired by Sciele in March 2008 and promotion by Sciele began during the second quarter of 2008.

Cost of Revenues.  Cost of revenues for the three months ended March 31, 2008 were $10.4 million compared to $11.1 million for the three months ended March 31, 2007. The decrease reflects a change in product mix and a lower per unit cost of reformulated Sular, partially offset by increases in freight costs for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Gross Margin.  Gross margin for the three months ended March 31, 2008 was 90% compared to 87% for the three months ended March 31, 2007.  This improvement in gross margin for the three months ended March 31, 2008 is the result of a change in product mix, lower Sular production costs, and the effect of price increases implemented during 2007, partially offset by increases in freight costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $13.6 million, to $53.3 million for the three months ended March 31, 2008, compared to $39.7 million for the three months ended March 31, 2007. The increase primarily reflects the Company’s new Pediatric sales force, higher commissions, royalties and costs associated with the launches of the new Sular formulation, Prandin and Fenoglide.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased $1.3 million to $8.0 million for the three months ended March 31, 2008, compared to $6.7 million for the three months ended March 31, 2007.   This increase is primarily due to the acquisition of Alliant Pharmaceuticals. The Company believes there are no intangible asset or long lived asset impairments as of March 31, 2008.

Research and Development Expense.  Research and development expense increased $2.8 million to $8.8 million for the three months ended March 31, 2008, compared to $6.0  million for the three months ended March 31, 2007. The increase primarily reflects the pivotal clinical trials of the pravastatin/fenofibrate combination for the treatment of mixed dyslipidemia and glycopyrrolate for the treatment of chronic moderate-to-severe drooling in pediatric patients.

Interest Expense.  Interest expense was $2.9 million for the three months ended March 31, 2008, compared to $0.9 million for the three months ended March 31, 2007. The increase is a result of an increase in outstanding notes of $175 million, as well as a higher interest rate paid on the current quarter notes.

Interest Income.  Interest income was $1.7 million for the three months ended March 31, 2008, compared to $1.8 million for the three months ended March 31, 2007. The decrease is primarily due to lower average cash and marketable securities balances and lower interest rates.

Loss on Equity Investments. Loss on equity investments was $0.4 million for the three months ended March 31, 2008. This is related to the investment in Addrenex Pharmaceuticals, Inc. The investment is accounted for under the equity method. There were no comparative expenses for the same period of 2007.

Impairment on Equity Investments.  Impairment on equity investments was $1.2 million for the three months ended March 31, 2008. The impairment is related to the Company’s investment in Plethora Solutions Holdings plc (see Note 7). There were no comparative expenses for the same period of 2007.

Provision for Income Taxes.  Income taxes were provided for at an effective rate of 32.4% for the three months ended March 31, 2008, compared to an effective rate of 34.0% for the three months ended March 31, 2007. This decrease in the effective tax rate is due to the change in the mix of tax jurisdictions, both domestic and international, where our income was earned.

Liquidity and Capital Resources

Our liquidity requirements arise from working capital requirements, product development activities, funding of acquisitions and product licenses and debt service. We expect to need additional funds to acquire or obtain licenses for new products, develop and test new products and potentially to acquire other businesses, which may increase our cost of capital. We may seek funding through public and private financing and may seek to incur debt, issue and sell shares of our stock, or both, either to finance a transaction or as consideration for a transaction. Adequate funds for these purposes, whether through the financial markets or from other sources, may not be available when we need them or on terms acceptable to us. Insufficient funds could cause us to delay, scale back or abandon some or all of our product acquisitions, licensing opportunities, marketing programs, product development programs, potential business acquisitions and manufacturing opportunities. We have historically met these cash requirements through cash from operations, borrowings and the issuance and sale of common stock.

Operating Activities

Our cash and cash equivalents were $149.3 million at March 31, 2008.  Net cash provided by operating activities for the three months ended March 31, 2008 was $22.6 million.  Cash inflows reflect net income of $11.5 million (adjusted for non-cash items depreciation, amortization, compensation, and interest expense totaling $11.8 million), a decrease in other current assets and other assets of $1.5 million, a decrease in income taxes receivable of $4.0 million, resulting from positive earnings during the quarter, a decrease in inventories of $1.3 million, primarily related to better inventory management and an increase in accrued expenses and other long-term liabilities of $6.4 million, primarily related to increased commissions and royalties as a result of increased sales.  These cash inflows were partially offset by cash outflows from higher accounts receivable of $7.0 million, as a result of increases in sales, a decrease in accounts payable of $6.9 million, primarily related to our completion of the new Sular line during the first quarter of 2008.

Our cash and cash equivalents were $48.2 million on March 31, 2007.  Net cash provided by operating activities for the three months ended March 31, 2007 was $11.8 million.  Cash inflows reflect net income for the quarter of $13.0 million (adjusted for non-cash items depreciation, amortization, compensation, and interest expense totaling $10.9 million), a decrease in inventory of $4.4 million, resulting primarily from sales of promoted products; a decrease in income tax receivable of  $3.9 million, resulting primarily from higher pre-tax income and an increase in the effective tax rate; and an increase of accounts payable of $0.8 million, resulting primarily from increased operations.  These cash inflows were partially offset by cash outflows from higher accounts receivable of $10.6 million, relating to increased net revenues; an increase of other current assets and other assets of $7.3 million, the decrease of accrued expenses and other long-term liabilities of $3.4 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2008 was $20.6 million, compared to net cash used in investing activities for the three months ended March 31, 2007 which was $9.3 million. Cash outflows relate to the purchase of product licenses of $32.2 million, related to the acquisitions of Twinject, Fosteum and Sular, capital spending of $5.5 million, primarily for the purchase of Twinject production equipment and development of a manufacturing line related to Sular Geomatrix and purchases of marketable securities of $2.0 million.  These cash outflows were partially offset by proceeds from sales of marketable securities of $19.1 million.

Net cash used in investing activities for the three months ended March 31, 2007 was $9.3 million.  Cash outflows related to purchases of products and licenses of $2.8 million, purchases of marketable securities of $80.4 million and purchases of property and equipment of $0.9 million.  These cash outflows were partially offset by proceeds from the sale of marketable securities of $74.8 million.

Financing Activities

Net cash used in financing activities was $8.0 million for the three months ended March 31, 2008, reflecting repurchases of our common stock for $10.0 million, partially offset by net proceeds from the issuance of common stock under our equity incentive plans of $1.6 million and excess tax benefit on stock option exercises of $0.4 million.

Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2007, reflecting the issuance of common stock under our equity incentive plans of $0.7 million and excess tax benefit on stock option exercises of $0.4 million,  partially offset by repurchases of common stock of $0.4 million.

We believe that our cash on hand and cash we expect to generate from our operations will be sufficient to fund our working capital requirements, at least for the next twelve months. However, in the event that we make significant acquisitions, we may need to raise additional funds through additional borrowings or the issuance of debt or equity securities, or both. Some of our supply agreements contain minimum purchase requirements. We do not expect that meeting those requirements will result in the acquisition of excessive inventory. We expect we will also experience growth in our accounts receivable as our sales increase.

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

On May 14, 2007, the Company issued and sold $325.0 million aggregate principal amount of its 2.625% Contingent Convertible Senior Notes due 2027 (the “2007 Notes”) in an underwritten registered offering under the Securities Act of 1933, as amended. The 2007 Notes are more thoroughly described in Note 9 to our financial statements. In June 2007, following the issuance of the 2007 Notes and with the proceeds therefrom, the Company redeemed all of its 1.75% Contingent Convertible Senior Subordinated Notes Due 2024. In addition to the $150.0 million face value of the redeemed notes, the noteholders received a total of 839,930 shares of Company common stock.

On September 18, 2006, we entered into a senior secured credit agreement (the “Credit Agreement”) with UBS Securities LLC and LaSalle Bank National Association among others. The Credit Agreement provides us and our Cayman subsidiary with a five-year revolving credit facility of up to $100 million, with an option to expand the facility credit line by up to an additional $75.0 million.

Borrowings under the Credit Agreement bear interest at the lenders’ corporate base rate or LIBOR, plus a specified margin of between 1.75% and 2.5% depending on the Company’s ratio of indebtedness to earnings.  The Credit Agreement contains customary negative covenants and financial covenants. As of March 31, 2008 the Company is not in compliance with the maximum total leverage ratio covenant.  The Company is seeking an amendment or waiver of this covenant so that we will be in compliance. Our obligations under the Credit Agreement are secured by a pledge of substantially all of our assets and are guaranteed by substantially all of our subsidiaries that are not borrowers.

The Company had no borrowings under this credit facility as of March 31, 2008.

On August 3, 2007, the Company adopted a share repurchase program authorizing the repurchase of up to $40.0 million of outstanding common stock.  This plan had replaced all prior share repurchase plans and was set to expire on August 2, 2008.  The repurchases under this plan in 2007 and 2008 were as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
Common stock repurchases authorized				$40,000,000
August 3 through September 30, 2007	305,214	$22.94	305,214	$32,997,703
October 1 through December 31, 2007	620,640	20.83	620,640	$20,071,908
January 1 through January 31, 2008	—	—	—	$20,071,908
February 1 through February 29, 2008	—	—	—	$20,071,908
March 1 through March 31, 2008	528,598	18.88	528,598	$10,090,896
Total	1,454,452	$20.56	1,454,452

All shares repurchased under this program have been retired.

On April 25, 2008, the Company adopted a new share repurchase program, authorizing the repurchase of up to $100.0 million of outstanding common stock. This plan replaced all prior share repurchase plans and is set to expire on April 24, 2009.

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

Critical Accounting Policies

We rely on the use of estimates and make assumptions that impact our financial condition and results.  These estimates and assumptions are based on historical results and trends as well as our forecasts as to how these might change in the future.  While we believe that the estimates we use are reasonable, actual results could differ from those estimates.  The most critical accounting policies that may materially impact our results of operations include:

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

In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, we must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. We review intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company tests its goodwill asset by comparing the fair value of the Company’s reporting unit to the carrying value. The carrying value is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to the reporting unit. Goodwill is considered impaired if the carrying amount exceeds the fair value of the asset. Such events or circumstances that may lead to impairment include but are not limited to, lack of promotional sensitivity, the introduction of competitive products and changes in government regulations. If we determine that an intangible asset is impaired, a non-cash impairment charge would be recognized. If we should incur an impairment loss, there may be a material impact to the financial statements.

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

Forward Looking Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “plan,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “pro forma,” “reasonably likely” or “anticipates,” or other similar words (including their use in the negative), or by discussions of future matters such as the development of new products, technology enhancements, possible changes in legislation and other statements that are not historical. These statements include but are not limited to statements under the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” caption as well as all other sections in this Report on Form 10-Q.

Risks and uncertainties that could cause our forward-looking statements to fail to occur include, but are not limited to, the following:

•                  We may not attain expected revenues and earnings;

•                  We may not realize anticipated sales if our products or our licensors’ products do not receive regulatory approval;

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

The risk factors described above as well as in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section is not exhaustive. We may not have correctly identified and appropriately assessed all factors affecting our business and the publicly available and other information with respect to these matters may not be complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact us. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, and results of operations. For these reasons, we caution you not to place undue reliance on our forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks that arise in the ordinary course of business. A discussion of the Company’s primary market risk exposure is presented below.

Foreign Currency Exchange Risk

Our purchases of Sular, Triglide, Prenate DHA, and Nitrolingual are made in Euros and Pounds Sterling. Although we did not enter into any forward contracts in the first quarter of 2008, we may eliminate risks from foreign currency fluctuations after the time of shipment of product by entering into forward contracts for these purchases of inventory at the time of product shipments. The Company’s earnings and cash flows could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies.

Market Risk on Investments

The fair value of our investment portfolio would be negatively affected by an increase in interest rates. Since the majority of the Company’s investments are fixed rate interest-bearing securities and therefore subject to the risk of loss in market value from an increase in rates or a change in the underlying risk of the issuers of the notes, the Company’s future earnings and cash flows could be affected adversely if the Company were to sell the securities prior to their maturity date. There were no realized losses from the sale of investments for the three months ended March 31, 2008. At March 31, 2008, the Company had total net unrealized losses from marketable securities of less than $0.1 million.

Market Risk on Variable Rate Debt

In connection with borrowings incurred under the senior secured revolving credit facility arranged by UBS Securities LLC, we could experience market risk with respect to changes in the general level of the interest rates and its effect upon our interest expense. Borrowings under this facility bear interest at variable rates. Because such rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, our present exposure to interest rate fluctuations is primarily dependent on rate changes that may occur while borrowings under this credit facility are outstanding. At March 31, 2008 there was no debt outstanding under this facility.

Market Risk on Fixed Rate Debt

The Company’s long-term fixed interest rate senior subordinated contingent convertible notes are also subject to market risk. Fixed rate debt outstanding at March 31, 2008 was $325.0 million with an interest rate of 2.625%. All other things being equal, the fair market value of the Company’s fixed rate debt will increase as rates decline and will decrease as rates rise. The fixed rate notes outstanding totaling $325.0 million at March 31, 2008 had a fair value of $311.8 million based on quoted market rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended ("Exchange Act"). These reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. After discussions with our registered independent public accountant, we carried out an additional evaluation under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this report. Our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008 and the deficiency reported in our Form 10-Q/A for the quarter ended September 30, 2007 (the “Form 10-Q/A”) has been remediated.

Changes in Internal Control over Financial Reporting

Other than for the remediation of the deficiency as reported in our Form 10-Q/A, there have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The parties recently engaged in a mediation that led to an agreement in principle to settle all of the claims in the class action lawsuit for an amount up to $4.7 million. The settlement is to be entirely funded by the Company’s insurance carriers.  The parties have entered into a Memorandum of Understanding regarding certain terms of the settlement.  The settlement is subject to preliminary and final approval by the U.S. District Court.  The Company expects to receive these approvals during 2008.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 3, 2007, the Company adopted a share repurchase program authorizing the repurchase of up to $40.0 million of outstanding common stock.  This plan had replaced all prior share repurchase plans and was set to expire on August 2, 2008.  The repurchases under this plan in 2007 and 2008 were as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
Common stock repurchases authorized				$40,000,000
August 3 through September 30, 2007	305,214	$22.94	305,214	$32,997,703
October 1 through December 31, 2007	620,640	20.83	620,640	$20,071,908
January 1 through January 31, 2008	—	—	—	$20,071,908
February 1 through February 29, 2008	—	—	—	$20,071,908
March 1 through March 31, 2008	528,598	18.88	528,598	$10,090,896
Total	1,454,452	$20.56	1,454,452

All share repurchases have been retired.

On April 25, 2008, the Company adopted a new share repurchase program, authorizing the repurchase of up to $100.0 million of outstanding common stock. This plan replaced all prior share repurchase plans and is set to expire on April 24, 2009.

ITEM 6: EXHIBITS

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

SCIELE PHARMA, INC.
(Registrant)

Date: May 1, 2008	By:	/s/ PATRICK P. FOURTEAU
Patrick P. Fourteau Chief Executive Officer (principal executive officer)

Date: May 1, 2008	By:	/s/ DARRELL BORNE
Darrell Borne
Executive Vice President, Chief Financial Officer,
Secretary and Treasurer (principal accounting and financial officer)