Form 10-Q
period 2008-06-30
SCIELE PHARMA, INC.
filed 2008-07-31
CIK 1106773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[MARK ONE]

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 28, 2008, there were 31,640,148 shares of the Registrant’s Common Stock outstanding.

SCIELE PHARMA, INC. AND SUBISIDIARIES

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCIELE PHARMA, INC. AND SUBISIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,675	$154,628
Marketable securities	12,910	33,660
Accounts receivable, net of allowances of $2,956 and $2,582 at June 30, 2008 and December 31, 2007, respectively	98,046	71,709
Inventories	29,019	26,270
Income taxes receivable	5,959	13,608
Deferred taxes	8,282	4,121
Other	39,403	42,652
Total current assets	282,294	346,648
Property and equipment, net	36,202	29,676
Other assets:
Intangibles, net	372,701	345,556
Goodwill	78,213	70,809
Deferred taxes	—	4
Other	16,588	23,975
Total other assets	467,502	440,344
Total assets	$785,998	$816,668
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,398	$34,031
Accrued expenses	39,464	26,490
Total current liabilities	71,862	60,521
Long-term liabilities:
Convertible debt	325,000	325,000
Deferred taxes	10,010	4,408
Other	1,614	1,742
Total liabilities	408,486	391,671
Stockholders’ equity:
Preferred stock, no shares authorized or outstanding at June 30, 2008; 1,000,000 shares authorized and none outstanding at December 31, 2007 (Note 12)	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 32,357,924 and 36,032,299 issued at June 30, 2008 and December 31, 2007, respectively	32	36
Additional paid-in capital	197,328	272,334
Retained earnings (Note 12)	196,482	172,966
Accumulated other comprehensive income (loss)	415	(2,832)
Less: Treasury stock at cost, common stock, 722,089 and 754,919 shares at June 30, 2008 and December 31, 2007, respectively	(16,745)	(17,507)
Total stockholders’ equity	377,512	424,997
Total liabilities and stockholders’ equity	$785,998	$816,668

See accompanying notes to consolidated financial statements.

SCIELE PHARMA, INC. AND SUBISIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenues	$103,238	$95,351	$203,036	$177,481
Operating costs and expenses:
Cost of revenues	14,882	12,791	25,189	23,829
Selling, general and administrative	57,203	48,503	110,509	88,190
Depreciation and amortization	8,853	6,352	16,884	13,023
Research and development	8,848	8,063	17,628	14,044
Total operating costs and expenses	89,786	75,709	170,210	139,086
Operating income	13,452	19,642	32,826	38,395
Other expense, net:
Interest expense	(2,871)	(1,926)	(5,736)	(2,859)
Interest income	765	3,400	2,436	5,160
Loss on extinguishment of debt	—	(5,256)	—	(5,256)
Loss on equity investment	(245)	—	(662)	—
Impairment on equity investment	—	—	(1,199)	—
Total other expense, net	(2,351)	(3,782)	(5,161)	(2,955)
Income before provision for income taxes and discontinued operations	11,101	15,860	27,665	35,440
Provision for income taxes	3,094	5,392	8,465	12,043
Income from continuing operations	8,007	10,468	19,200	23,397
Discontinued operations:
Income from discontinued operations, net of taxes of $158, $88, $330 and $123, repectively	411	170	764	239
Gain on disposal of discontinued operations, net of taxes of $1,381	3,587	—	3,587	—
Income from discontinued operations	3,998	170	4,351	239
Net income	$12,005	$10,638	$23,551	$23,636
Other comprehensive (loss) income	(133)	(628)	3,247	(645)
Comprehensive income	$11,872	$10,010	$26,798	$22,991

Net income per common share:
Basic
Income from continuing operations	$0.24	$0.30	$0.56	$0.66
Income from discontinued operations	0.12	—	0.12	0.01
Net income	$0.36	$0.30	$0.68	$0.67

Diluted
Income from continuing operations	$0.24	$0.29	$0.55	$0.64
Income from discontinued operations	0.11	—	0.12	0.01
Net income	$0.35	$0.29	$0.67	$0.65

Weighted average common shares outstanding:
Basic	33,565	35,411	34,459	35,292
Diluted	33,944	36,761	34,915	36,557

See accompanying notes to consolidated financial statements.

SCIELE PHARMA, INC. AND SUBISIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For The Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$23,551	$23,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,616	1,557
Amortization expense	14,651	11,466
Stock-based compensation expense	5,505	5,181
Gain on disposal of discontinued operations	(4,968)	—
Loss on disposal of property and equipment	309	—
Excess tax benefit on stock-based awards	(1,163)	(352)
Non-cash interest expense	1,113	379
Deferred income tax expense	1,526	(3,052)
Loss on extinguishment of debt	—	5,256
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(25,131)	(11,680)
Inventories	(358)	4,706
Other current assets and other assets	1,364	(6,214)
Income taxes receivable	7,572	2,644
Accrued expenses and other long-term liabilities	14,769	(4,166)
Accounts payable	(2,218)	7,536
Net cash provided by operating activities	39,138	36,897
Cash flows from investing activities:
Purchases of property and equipment	(5,385)	(7,767)
Purchases of products and licenses	(41,564)	(818)
Advanced payment for product licenses	—	(9,114)
Proceeds from discontinued operations	1,500	—
Acquisition of business, net of cash acquired	—	(113,638)
Proceeds from sale of marketable securities	22,621	219,801
Purchases of marketable securities	(1,985)	(252,387)
Net cash used in investing activities	(24,813)	(163,923)
Cash flows from financing activities:
Repurchases of common stock	(85,000)	(14,412)
Debt financing costs	—	(9,173)
Excess tax benefit on stock-based awards	1,163	352
Preferred stock rights redemption	(35)	—
Stock options exercised	3,300	2,083
Proceeds from issuance of long-term debt	—	325,000
Payments on retirement of long-term debt	—	(150,000)
Net cash (used in) provided by financing activities	(80,572)	153,850
Effect of foreign exchange rates on cash	294	(917)
Net (decrease) increase in cash and cash equivalents	(65,953)	25,907
Cash and cash equivalents, beginning of period	154,628	45,261
Cash and cash equivalents, end of period	$88,675	$71,168

Supplemental cash flow information:
Cash paid for income taxes	$1,069	$11,828
Cash paid for interest	$4,266	$2,108

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

2.                                      New Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. However, early application of the provisions in this FSP is prohibited. The Company has determined that its current stock-based compensation plans do not have “participating securities” as defined by the FSP. Accordingly, adoption of this FSP on January 1, 2009 is not expected to have an impact on the Company’s financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB Opinion No. 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is in the process of determining the impact FSP APB Opinion No. 14-1 will have on its future financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with Generally Accepted Accounting Principles within the United States (“U.S. GAAP”) for nongovernmental entities. This statement is effective 60 days following the Securities and Exchanges Commission’s approval of the Public Company Accounting Oversight Board (“PCAOB”) auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not believe this statement will have a material impact on its future financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other U.S. GAAP. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not determined the impact, FSP SFAS No. 142-2 will have on its future financial statements.

In March 2008, the FASB issued FSP No. 161, Disclosures about Derivative Instruments and Hedging Activities. This FSP requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format, disclosure of derivative features that are credit risk—related and cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the impact SFAS No. 161 will have on its future financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact SFAS No. 141(R) will have on its future financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; and requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact SFAS No. 160 will have on its future financial statements.

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

On September 15, 2006 the FASB issued SFAS No. 157, Fair Value Measurements. This Statement provides guidance for using fair value to measure assets and liabilities. This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. This Statement does not expand the use of fair value in any new circumstances. It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with an additional one year deferral for most non-financial assets and liabilities.

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

Level 1. Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. Government and agency mortgage-backed debt securities, corporate debt securities, derivative contracts and residential mortgage and loans held-for-sale.

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage-servicing rights (MSR’s), asset-backed securities (ABS), highly structured or long-term derivative contracts and certain collateralized debt obligations (CDO) where independent pricing information was not able to be obtained for a significant portion of the underlying assets.

As of June 30, 2008, the Company’s marketable securities described in Note 4 are Level 1 assets as defined by SFAS No. 157.

3.                                      Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) (“SFAS 123R”), “Share-Based Payment”, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the six months ended June 30, 2008 and 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Stock-based compensation is included in selling, general, and administrative expense and research and development expense as follows (in thousands):

	For the Six Months Ended June 30, 2008
	Restricted Stock		Employee
	and Restricted	Stock	Stock Ownership
	Stock Units	Options	Plan	Total
Selling, general and administrative	$4,760	$365	$10	$5,135
Research and development	529	91	—	620
Total stock-based compensation	$5,289	$456	$10	$5,755

	For the Six Months Ended June 30, 2007
	Restricted Stock		Employee
	and Restricted	Stock	Stock Ownership
	Stock Units	Options	Plan	Total
Selling, general and administrative	$2,778	$850	$979	$4,607
Research and development	309	213	52	574
Total stock-based compensation	$3,087	$1,063	$1,031	$5,181

At June 30, 2008, the Company had one stock-based compensation plan allowing for the issuance of stock options, restricted stock and restricted stock units, and an employee stock ownership plan (“ESOP”). The following table summarizes restricted stock and restricted stock units outstanding at June 30, 2008 and changes during the six months ended (shares in thousands):

	Number of	Weighted
	Shares	Average
	Subject to	Issue
	Issuance	Price
Outstanding at December 31, 2007	1,328	$20.60
Granted	222	20.59
Cancelled	(33)	23.61
Vested and issued	(158)	19.04
Outstanding at June 30, 2008	1,359	$20.55

Vested and issued represent the gross amount of restricted stock and restricted stock units vested in 2008. At issuance, the Company withholds the restricted stock units required to fulfill the tax obligation for the recipient. Accordingly, only the vested amount of restricted stock, net of taxes, are issued.

The restrictions on the restricted stock and restricted stock units lapse according to one of two schedules. Under one schedule, the restrictions will lapse on the earlier date at which either specific key performance objectives have been reached or on the fifth anniversary date of the issuance. Under the second schedule, the restrictions will lapse 25% annually over four years for employees and annually on a pro rata basis over three or four years for directors. The fair value of the restricted stock and restricted stock units are expensed over the period during which the restrictions lapse.

The Company’s ESOP provides benefits to substantially all employees. The contribution, if any, to the ESOP is at the discretion of the Board of Directors of the Company. The Company distributed 32,830 shares and 45,081 shares to the ESOP in the six months ended June 30, 2008 and June 30, 2007, respectively.

The following table summarizes options outstanding at June 30, 2008 and changes during the six months ended (shares in thousands):

	Number of	Weighted
	Shares	Average
	Subject to	Exercise
	Issuance	Price
Outstanding at December 31, 2007	1,294	$16.35
Granted	—	—
Cancelled	(64)	22.38
Exercised	(255)	12.95
Outstanding at June 30, 2008	975	$19.31

4.                                      Marketable Securities

The Company classifies its existing marketable securities as available-for-sale. All available-for-sale securities are classified as current as the Company has the ability to use them for current operating and investing purposes. There were no realized losses or gains from the sale of marketable securities in the six months ended June 30, 2008 or June 30, 2007. The carrying amount of available-for-sale securities and their approximate fair values are as follows (in thousands):

	As of June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government bonds	$999	$5	$—	$1,004
Federal agency obligations	3,502	4	—	3,506
Corporate bonds	8,446	2	(48)	8,400
Total	$12,947	$11	$(48)	$12,910

	As of December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government bonds	$14,677	$2	$(51)	$14,628
Federal agency obligations	4,354	1	(15)	4,340
Corporate bonds	14,779	2	(89)	14,692
Total	$33,810	$5	$(155)	$33,660

The age of gross unrealized losses and fair value by investment category for all securities in a loss position as of June 30, 2008 is as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$5,346	$(15)	$2,769	$(33)	$8,115	$(48)
Total	$5,346	$(15)	$2,769	$(33)	$8,115	$(48)

The Company has determined that its unrealized losses are temporary based on the minor amount of the losses compared to amortized cost and the short duration of the losses, as well as the credit worthiness of the investees. The Company expects that all losses will be recovered. If market, industry and/or investee conditions deteriorate, we may incur future impairments.

The amortized cost and estimated fair value of marketable securities at June 30, 2008 by contractual maturity are shown below (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$5,612	$5,613
Due after one year through three years	7,335	7,297
	$12,947	$12,910

5.                                      Inventories

Inventories consist of purchased pharmaceutical products and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method, and market is considered to be net realizable value. Inventories consist of finished product and bulk product awaiting processing and packaging into finished product. Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Bulk product	$10,067	$7,783
Finished product	20,293	20,894
Gross inventories	30,360	28,677
Inventory obsolescence reserve	(1,341)	(2,407)
Net inventories	$29,019	$26,270

6.                                      Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Office equipment, furniture and fixtures	$3,782	$3,451
Computer hardware and software	14,033	13,140
Leasehold improvements	3,132	3,127
Production equipment	26,426	—
Construction in progress	—	18,749
Property and equipment, gross	47,373	38,467
Less: accumulated depreciation	(11,171)	(8,791)
Property and equipment, net	$36,202	$29,676

In April 2008, the Company transferred $23.8 million in costs from construction in progress to production equipment and placed the assets in service.  The assets related to a production line in Lyon, France and a packaging line in Corby, United Kingdom, to produce and package the new version of Sular Geomatrix.  These assets are being depreciated over their estimated useful lives.

Depreciation expense for the six months ended June 30, 2008 totaled $2.6 million, of which $0.2 million is included in cost of sales and $0.2 million was capitalized to inventory on hand at June 30 2008.

7.                                      Goodwill, Product Rights, and Other Intangibles

In June 2007, the Company acquired Alliant Pharmaceuticals, Inc. (“Alliant”) in a transaction accounted for under SFAS No. 141, Business Combinations. Alliant was a specialty pharmaceutical company focused on acquiring, developing and commercializing proprietary products for the pediatric and pediatric specialty markets. The Company recorded $134.5 million in intangible assets and goodwill for the acquisition of Alliant, which included $114.6 million in purchase price, $1.2 million in transaction costs and $18.7 million in assumed liabilities. As of June 30, 2008 the Company had $78.2 million capitalized as goodwill related to the acquisition, an increase of $7.4 million compared to the December 31, 2007 balance of $70.8 million. This increase was due to on going expenditures related to the acquisition, the outcome of a settlement contingency related to working capital.

In January 2008, the Company obtained U.S. Food & Drug Administration (“FDA”) approval for four dosage strengths of a new Sular formulation, 8.5-milligram, 17-milligram, 25.5-milligram and 34-milligram dosages. The new Sular formulation, which utilizes SkyePharma’s patented GEOMATRIX technology, provides a lower dose of Sular for each of its current doses. The Company launched the new Sular formulation during the first quarter of 2008. During the three months ended March 31, 2008, a $2.0 million milestone payment was made in conjunction with obtaining approval from the FDA and capitalized to intangible assets and is now being amortized over the remaining estimated useful life. An additional milestone payment of $9.2 million, resulting from the first commercial sale, was capitalized during the three months ended June 30, 2008. It is also being amortized over the remaining estimated useful life.

In January, 2008, the Company launched Fosteum. Fosteum is a prescription medical food product for the dietary management of the metabolic processes of osteopenia and osteoporosis. The $5.0 million intangible asset related to the acquired Fosteum licensing rights is being amortized over the remaining estimated useful life.

In February, 2008, the Company launched Fenoglide in the United States of America. Fenoglide, indicated for the treatment of hyperlipidemia and hypertriglyceridemia, utilizes LifeCycle Pharma A/S’s Meltdose technology, which is designed to provide enhanced absorption and greater bioavailability. The $9.0 million intangible asset recorded during 2007 related to the licensing rights obtained is being amortized over the remaining estimated useful life.

In March 2008, the Company acquired from Verus Pharmaceuticals, Inc. (“Verus”) the Twinject epinephrine auto-injector for the treatment of severe allergic reactions and anaphylaxis. Anaphylaxis is a sudden, severe, and potentially life-threatening allergic reaction triggered by exposure to one or more allergens, including foods, insect stings, drugs, and latex products. Under the agreement, Sciele acquired Twinject and certain other related Verus products under development for $29.1 million. We may make additional payments to Verus upon the achievement of certain development milestones.

During the three months ended June 30, 2008, the Company had a valuation completed on the assets acquired in the Twinject purchase. As a result, the Company revalued inventory at $2.0 million, having the effect of reducing intangible assets to $24.3 million from $25.2 million at March 31, 2008 and reducing property and equipment to $2.7 million. During the three months ended June 30, 2008, the Company also increased other assets to $0.3 million and recognized accrued liabilities of $0.2 million.

In April 2008, the Company launched NYDA pumpspray in Poland. NYDA pumpspray is a medical device used to treat head lice infestations and utilizes dimeticone as the main ingredient. A $1.3 million milestone payment  related to the first commercial sale was capitalized during the three months ended June 30, 2008 and is being amortized over the estimated useful life.

Intangible assets, which are not deemed to have an indefinite life, are amortized on a straight line basis over their respective useful lives. The following table reflects the components of intangible assets (in thousands):

	As of June 30, 2008
		Accumulated		Original Weighted
	Gross Amount	Amortization	Net Amount	Average Life
Licensing rights	$472,838	$(115,637)	$357,201	17.2 years
Trade names	11,960	(3,872)	8,088	19.1 years
Supply/distribution agreements	11,678	(6,543)	5,135	9.3 years
Other intangibles	3,372	(1,095)	2,277	19.4 years
Total	$499,848	$(127,147)	$372,701

	As of December 31, 2007
		Accumulated		Original Weighted
	Gross Amount	Amortization	Net Amount	Average Life
Licensing rights	$433,070	$(102,432)	$330,638	17.5 years
Trade names	11,960	(3,539)	8,421	19.1 years
Supply/distribution agreements	10,350	(6,021)	4,329	10.0 years
Other intangibles	3,176	(1,008)	2,168	19.7 years
Total	$458,556	$(113,000)	$345,556

Amortization is calculated on a straight-line basis over the estimated useful life of the intangible asset. Estimated annual amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal year ended December 31:	Amount
2008	$29,669
2009	30,594
2010	30,594
2011	30,594
2012	28,724

8.                                      Other Long-Term Assets

Other long-term assets consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Deferred finance costs	$6,426	$7,551
Refundable payment for product licenses	4,000	9,000
Deposits	49	49
Long-term receivable on asset sale	605	—
Long-term investments	5,508	7,375
Total other long-term assets	$16,588	$23,975

In the second quarter of 2007, the Company paid Plethora Solutions Holding plc $7.0 million in conjunction with an exclusive licensing agreement to market Plethora’s product, PSD502, for premature ejaculation. $6.3 million was used to purchase an equity stake in Plethora equating to 1,772,505 new ordinary shares. The remaining $0.7 million was allocated to the license itself and expensed as in process research and development in 2007.  The Company’s investment in Plethora amounts to approximately 5.6% of their ordinary shares outstanding. Plethora is headquartered in the United Kingdom and is listed on the London Stock Exchange (AIM:PLE). Per the agreement with Plethora, the shares purchased will not be sold until the earlier of FDA approval of PSD502 or June 2011.  In the first quarter of 2008, the Company recognized a $1.2 million impairment on the asset based on sustained declines in stock value in excess of industry trends.  The remaining $5.1 million investment in Plethora is accounted for under the cost method and is classified as a long-term investment. Our investment in Plethora has a transfer restriction associated with it; therefore, we include this investment in other long term assets rather than marketable securities.

In the third quarter of 2007, the Company signed an exclusive agreement with Addrenex Pharmaceuticals, Inc. to market, upon  FDA approval, a patented, extended-release formulation of clonidine hydrochloride for the treatment of hypertension and attention deficit and hyperactivity disorder in North America. Under the terms of the agreement, the Company paid $6.0 million, of which $1.2 million was allocated to an equity stake in Addrenex, and $4.9 million was expensed as in-process research and development in the third quarter of 2007. In the six months ended June 30, 2008, the Company recognized a loss on investment of $0.7 million as its portion of Addrenex’s loss.  The Company will have the right to increase its equity position in the future. The Company will also make regulatory milestone payments of up to $11.0 million and royalty payments to Addrenex on future product sales. In accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, the remaining $0.4 million Addrenex investment is being accounted for using the equity method and is classified as a long-term investment.

9.                                      Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Employee compensation and benefits	$6,555	$7,316
Product returns	11,701	1,299
Product rebates	3,584	2,385
Sales deductions	6,964	6,039
Accrued royalties	7,785	5,049
Accrued interest	1,091	1,075
Other	1,784	3,327
Total accrued expenses	$39,464	$26,490

Product returns increased primarily as a result of an additional $8.1 million in returns recorded in the second quarter of 2008 resulting from the discontinuation of old Sular in the retail sector.

10.                               Long-term Debt

On May 14, 2007, the Company issued and sold $325.0 million aggregate principal amount of 2.625% Contingent Convertible Senior Notes due 2027 (the “Notes”) in an underwritten registered offering. The Notes are due May 15, 2027 and interest is payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2007.

The Notes have several features related to contingent interest, conversion rights, redemption/repurchase and settlement.  These features are highlighted below:

•                  Contingent interest is accrued semi-annually at an annual rate of 0.5%, if the average price of the Notes is 120% or more of the principal.  The average price will be determined as the average 5 trading days, 8 trading days from the first day of the applicable 6 month period (May 16 or November 16).

•                  Conversion rights allow for the following:

•                  Convertible during any quarter in which the Company’s common stock price trades above $42 during 20 of 30 consecutive trading days;

•                  Convertible during any 5 of 9 consecutive trading days in which the Notes trade for less than 95% of the applicable conversion rate;

•                  Convertible upon occurrence of specified corporate transactions;

•                  Convertible if Company calls for redemption;

•                  Convertible by holders on May 15, 2012, 2017, and 2022; or

•                  Convertible for any transaction that requires holders to surrender Notes for conversion. Holders will be entitled to predetermined premium conversion rates in accordance with the make-whole provisions of the indenture.

•                  Redemption/repurchase allow for the following:

•                  The Company may redeem the Notes at face value in whole or in part for 100% of principal anytime on or after May 20, 2012;

•                  Note holders may redeem all or a portion at face value in whole or in part for 100% of principal on May 15, 2012, 2017 or 2022;

•                  Note holders may require the Company to purchase the Notes at face value upon the occurrence of a fundamental change as detailed in the indenture.

•                  Settlement of the Notes requires par value to be settled in cash and the excess conversion value over par be settled in net stock and cash for any fractional shares.

The Notes are senior unsecured obligations and rank equally in right of payment with each other and with all other senior unsecured indebtedness. The Notes are subordinated in right of payment to all of existing and future secured indebtedness. The indenture does not contain any restriction on the payment of dividends, the incurrence of indebtedness or the repurchase of securities, and does not contain any financial covenants.

Holders may convert the Notes only under certain circumstances as described in our Report on Form 10-K for fiscal 2007.  The Notes will be convertible into cash and, if applicable, shares of our common stock.

The Company capitalized $9.5 million of financing costs in association with the issuance of the 2007 Notes, which are being amortized over 5 years, the date of first conversion.

In June 2007, the Company redeemed all of its 2006 Notes with the proceeds from the issuance of the Notes, for $150.0 million, the face value of the bonds and 839,930 shares of Company stock, pursuant to the terms of the exchange offer. The remaining capitalized financing costs associated with the 2006 Notes exchange of $5.3 million were expensed in the second quarter of 2007.

The Company had no debt (including under its credit agreement) other than the aforementioned Notes outstanding at June 30, 2008 or December 31, 2007.

11.                               Credit Agreement

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

Borrowings under the Credit Agreement bear interest at the lenders’ corporate base rate or LIBOR, plus a specified margin of between 1.75% and 2.5% depending on the Company’s ratio of indebtedness to earnings.  The Credit Agreement contains customary negative covenants and financial covenants.  As of June 30, 2008, the Company was not in compliance with certain negative covenants and financial covenants of its Credit Agreement.  On July 18, 2008, the Company amended the Credit Agreement and obtained a waiver for the period of noncompliance.  Accordingly, the Company is now in compliance with the negative covenants and financial covenants contained in the Credit Agreement.

The Company’s obligations under the Credit Agreement are secured by a pledge of substantially all of its assets and are guaranteed by substantially all of its subsidiaries that are not borrowers.

The Company had no borrowings under this credit facility as of June 30, 2008.

12.                               Stockholder’s Equity

Preferred Stock

On April 25, 2008, the Company’s Board of Directors approved the redemption of all outstanding stock purchase rights granted pursuant to the Shareholder Protection Rights Agreement, dated as of July 12, 2002, between the Company and LaSalle Bank National Association, as rights agent (the “Rights Plan”).  On May 20, 2008, the Company paid $35,000, a redemption price equal to $0.001 per right in cash to shareholders of record at the close of business on May 9, 2008.  The redemption of the rights terminated the Rights Plan effective May 9, 2008.

Share Buyback Program

On April 25, 2008, the Company adopted a new share repurchase program, authorizing the repurchase of up to $100.0 million of outstanding common stock. This plan replaces all prior share repurchase plans and is set to expire on April 24, 2009.

The repurchases under this and the previous plan in 2007 and 2008 were as follows:

				Approximate Dollar
	Total		Total Number of	Value of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price	Part of Publicly	Purchased Under
Fiscal Period	Purchased	Per Share	Announced Plans	the Plans
Common stock repurchases authorized (1)				$40,000,000
August 3 through September 30, 2007	305,214	$22.94	305,214	$32,997,703
October 1 through December 31, 2007	620,640	20.83	620,640	$20,071,908
January 1 through March 31, 2008	528,598	18.88	528,598	$10,090,896
April 1 through April 24, 2008	—	—	—	$10,090,896
Total	1,454,452	$20.56	1,454,452

Common stock repurchases authorized (2)				$100,000,000
April 25 through April 30, 2008	—	$—	—	$100,000,000
May 1 through May 31, 2008	3,161,900	21.05	3,161,900	$33,454,463
June 1 through June 30, 2008	384,078	22.01	384,078	$25,000,015
Total	3,545,978	$21.15	3,545,978

(1)     Refers  to the Share Repurchase Plan effective August 3, 2007 through April 24, 2008.  Effective with the adoption of the April 25, 2008 Share Repurchase Plan, the August 3, 2007 Share Repurchase Plan was terminated and  remaining available funds were cancelled.

(2)     Refers  to the Share Repurchase Plan effective April 25, 2008 through April 24, 2009.

All shares repurchased under both plans have been retired.

Changes in Stockholders’ Equity

The following represent the changes in stockholders’ equity for the six months ended June 30, 2008 (in thousands, excluding share data):

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total

BALANCE, December 31, 2007	36,032,299	$36	$272,334	$172,966	$(2,832)	(754,919)	$(17,507)	$424,997
Net income	—	—	—	23,551	—	—	—	23,551
Other comprehensive income	—	—	—	—	3,247	—	—	3,247
Stock options exercised	400,201	—	3,300	—	—	—	—	3,300
Shares contributed to employee stock ownership plan	—	—	22	—	—	32,830	762	784
Shares repurchased and retired	(4,074,576)	(4)	(84,996)	—	—	—	—	(85,000)
Tax benefit from nonqualified stock option exercises	—	—	1,163	—	—	—	—	1,163
Preferred stock rights redemption	—	—	—	(35)	—	—	—	(35)
Stock-based compensation expense	—	—	5,505	—	—	—	—	5,505
BALANCE, June 30, 2008	32,357,924	$32	$197,328	$196,482	$415	(722,089)	$(16,745)	$377,512

13.                               Income Taxes

At June 30, 2008, the Company had approximately $619,000 of total gross unrecognized tax benefits.  Included in the total unrecognized tax benefits was approximately $353,000 (net of federal benefit on state issues) of tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

The Company recognizes interest and penalties related to income tax matters as income tax expense.  As of June 30, 2008, we had accrued approximately $508,000 (net of federal benefit on state issues) for the payment of interest.

The Company is currently under IRS examination for the 2005 and 2006 tax years.  This audit is expected to be concluded within 12 months and it is reasonably possible that the IRS will resolve some of the matters presently under consideration, which may increase or decrease unrecognized tax benefits for these years. At this time, we estimate a range of the outcome of the examination to be approximately $300,000 to $400,000 of interest primarily on timing items related to inventory.  We accrued additional interest of approximately $63,000 for this item in the current period.

The Company should not be subject to state and local examinations for tax periods before 2001 or foreign tax examinations before 2002.

14.                               Earnings Per Share

Below is the calculation of basic and diluted net income per common share (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Income from continuing operations	$8,007	$10,468	$19,200	$23,397
Income from discontinued operations	3,998	170	4,351	239
Net income	$12,005	$10,638	$23,551	$23,636

Weighted average common shares outstanding-basic	33,565	35,411	34,459	35,292
Dilutive effect of stock options and restricted stock	379	808	456	813
Dilutive effect of contingent convertible debt	—	542	—	452
Weighted average common shares outstanding-diluted	33,944	36,761	34,915	36,557

Net income per common share:
Basic
Income from continuing operations	$0.24	$0.30	$0.56	$0.66
Income from discontinued operations	0.12	—	0.12	0.01
Net income	$0.36	$0.30	$0.68	$0.67

Diluted
Income from continuing operations	$0.24	$0.29	$0.55	$0.64
Income from discontinued operations	0.11	—	0.12	0.01
Net income	$0.35	$0.29	$0.67	$0.65

For the three and six months ended June 30, 2008, there were 434,725 and 421,725 potential common shares outstanding related to equity awards, respectively, that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive. For the three and six months ended June 30, 2007, there were 14,750 and 81,475 potential common shares outstanding related to equity awards, respectively, that were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive.

For the three and six months ended June 30, 2008 potential common shares outstanding were not included in diluted shares outstanding because the conversion stock price exceeded the closing market price as of June 30 2008.

15.                               Segment Reporting

The Company is engaged solely in the business of marketing and selling prescription pharmaceutical products. Accordingly, the Company’s business is classified in a single reportable segment, the sale and marketing of prescription products. Prescription products include a variety of branded pharmaceuticals in the Cardiovascular, Diabetes, Women’s Health, and Pediatric markets.

The following presents revenues for prescription products by area of treatment:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cardiovascular/Diabetes	$59,448	$70,265	$129,646	$126,966
Women’s Health	23,873	19,825	47,398	36,393
Pediatrics/Other	19,917	5,261	25,992	14,122
Net Revenues	$103,238	$95,351	$203,036	$177,481

16.                               Commitments and Contingencies

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

The parties recently engaged in a mediation that led to an agreement in principle to settle all of the claims in the class action lawsuit for an amount up to $4.7 million. The settlement is to be entirely funded by the Company’s insurance carriers. Accordingly, no accrual is recorded in the Company’s financial statements related to this case as the Company believes that its risk of loss is remote. The parties have entered into a Memorandum of Understanding regarding certain terms of the settlement.  The settlement is subject to preliminary and final approval by the U.S. District Court.  The Company expects to receive this approval during fiscal year 2008.

On September 10, 2007, the Company received a Paragraph 4 certification in connection with Sular 40mg indicating that Mylan Laboratories, Inc. wished to introduce a generic version of this product. On November 9, 2007, the Company received a Paragraph 4 certification in connection with Sular 20mg and 30mg indicating that Mylan Laboratories, Inc. wishes to introduce a generic version of each of these products. These certifications relate to U.S. Patent No. 4,892,741 which expired June 8, 2008. As a result, the Company initiated patent litigation in the United States District Court for the District of Delaware. However, since the relevant patent expired on June 8, 2008, the case was dismissed.

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

Overview

Sciele Pharma, Inc.  (the “Company”) is a pharmaceutical company specializing in sales, marketing and development of branded prescription products focused on the therapeutic areas of Cardiovascular, Diabetes, Women’s Health, and Pediatrics. The Company’s Cardiovascular and Diabetes products treat patients with high cholesterol, hypertension, high triglycerides, unstable angina and Type 2 diabetes; its Women’s Health products are designed to improve the health and well-being of women and mothers and their babies; and its Pediatrics products treat children’s allergies, asthma, coughs and colds, and attention deficit and hyperactivity disorder (ADHD). The Company was founded in 1992 and is headquartered in Atlanta, Georgia. The Company employs more than 950 people.  The Company’s success is based on placing the needs of patients first, improving health and quality of life, and implementing its business platform – an Entrepreneurial Spirit, Innovation, Execution Excellence, Simplicity, and Teamwork. As of June 30, 2008, our promoted products include:

Cardiovascular and Diabetes	Women’s Health	Pediatric
Fenoglide	Fosteum	Allegra
Fortamet	Prenate DHA	Methylin
Nitrolingual	Prenate Elite	Orapred
Prandin	Zovirax	Twinject (promotion started
Sular		during Q2 2008)
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

Results of Operations

Cardiovascular/Diabetes Net Revenues. Net revenues from our Cardiovascular/Diabetes products were $59.4 million and $129.6 million for the three and six months ended June 30, 2008, compared to $70.3 million and $127.0 million for the three and six months ended June 30, 2007, respectively. The decrease reflects returns for Sular of $8.1 million, related to discontinuing sales through the retail sector during the six months ended June 30, 2008, partially offset by growth in Triglide prescriptions, the launch of Fenoglide, the marketing of Prandin during the first quarter of 2008, and price increases implemented during 2007.

	Change in total dispensed prescriptions	Change in new dispensed prescriptions
	for the three months ended	for the three months ended
	June 30, 2008 compared	June 30, 2008 compared
	to the three months ended	to the three months ended
	June 30, 2007(a)	June 30, 2007(a)
Cardio/Diabetes:
Sular	-7%	4%
Nitrolingual(b)	-12%	-14%
Fenofibrate family (c)	10%	-4%
Fortamet	-13%	-16%
Prandin (d)	-1%	-1%

(a)           Source: IMS’s Next Generation Prescription Services data.

(b)           We believe that IMS data does not capture prescriptions of Nitrolingual from some of the non-retail channels and prescription trends in the non-retail channel which may have a significant impact on the reported change.

(c)           Fenoglide was launched in February 2008.

(d)           Prandin was launched by the Sciele in January 2008.

Women’s Health Net Revenues. Net revenues from our promoted Women’s Health products were $23.9 million and $47.4 million for the three and six months ended June 30, 2008, compared to $19.8 million and $36.4 million for the three and six months ended June 30, 2007, respectively. This increase is primarily related to prescription growth associated with the successful launch of Prenate DHA in the second quarter of 2007 and price increases implemented during 2007 and 2008.

	Change in total dispensed prescriptions	Change in new dispensed prescriptions
	for the three months ended	for the three months ended
	June 30, 2008 compared	June 30, 2008 compared
	to the three months ended	to the three months ended
	June 30, 2007(a)	June 30, 2007(a)
Women’s Health:
Prenate family	11%	4%
Zovirax	-3%	-2%
Fosteum (c)	N/A	N/A

(a)                                  Source: IMS’s Next Generation Prescription Services data.

(b)                                 Prenate DHA was launched in June 2007.

(c)                                  Fosteum was launched by Sciele in January 2008.

Pediatric and Other Net Revenues. Net revenues from our Pediatric and other products were $19.9 million and $26.0 million for the three and six months ended June 30, 2008 compared to $5.3 million and $14.1 million for the three and six months ended June 30, 2007, respectively. This increase is primarily due to the addition of our pediatric products at the end of the second quarter of 2007 from the acquisition of Alliant and the addition of Twinject at the end of the first quarter of 2008, partially offset by decreased Furadantin sales.

	Change in total dispensed prescriptions	Change in new dispensed prescriptions
	for the three months ended	for the three months ended
	June 30, 2008 compared	June 30, 2008 compared
	to the three months ended	to the three months ended
	June 30, 2007(a)	June 30, 2007(a)
Pediatrics:
Orapred ODT	29%	29%
Methlyin Chewable	18%	19%
Allegra family	92%	53%
Twinject (b)	-29%	-32%

(a)                                  Source: IMS’s Next Generation Prescription Services data.

(b)                                 Twinject was acquired by Sciele in March 2008 and promotion by Sciele began during the second quarter of 2008.

Cost of Revenues.  Cost of revenues for the three and six months ended June 30, 2008 were $14.9 million and $25.2 million compared to $12.8 million and $23.8 million for the three and six months ended June 30, 2007, respectively.  The increase is primarily due to an increase in unit sales, sular validation costs, higher freight costs, and higher per unit costs of Twinject units acquired through the acquisition of Verus Pharmaceuticals.

Gross Margin.  Gross margin for the three and six months ended June 30, 2008 was 86% and 88% compared to 87% and 87% for the three and six months ended June 30, 2007, respectively. The decrease in margins for the three months ended June 30, 2008 is related to returns for old Sular of $8.1 million, Sular validation costs, higher freight costs and higher per unit costs of Twinject units acquired through the acquisition of Verus Pharmaceuticals, partially offset by price increases and a change in the product mix.  The increase for the six months ended June 30, 2008 is the result of a change in product mix, lower Sular production costs, Sular validation costs, and the effect of price increases implemented during 2007 and 2008, partially offset by increases in freight costs and the higher per unit costs of Twinject units acquired through the acquisition of Verus Pharmaceuticals.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $8.7 million, or 18%, to $57.2 million for the three months ended June 30, 2008 compared to $48.5 million for the three months ended June 30, 2007. Selling, general and administrative expense increased $22.3 million, or 25%, to $110.5 million for the six months ended June 30, 2008 compared to $88.2 million for the six months ended June 30, 2007. These increases were primarily due to creation of the Company’s Pediatric sales force in June 2007 and subsequent expansion during the second quarter of 2008, higher commissions and royalties resulting from increased sales, and costs associated with the launches of the new Sular formulation, Prandin and Fenoglide.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $2.5 million, or 39%, to $8.9 million for the three months ended June 30, 2008 compared to $6.4 million for the three months ended June 30, 2007.  Depreciation and amortization expense increased $3.9 million, or 30%, to $16.9 million for the six months ended June 30, 2008 compared to $13.0 million for the three months ended June 30, 2007.  These increases were primarily a result of the acquisition of Alliant Pharmaceuticals in the second quarter of 2007, a $9.2 million Sular milestone payment and the acquisition of Twinject, both in 2008.  The Company believes there are no intangible asset or depreciable long lived asset impairments as of June 30, 2008.

Research and Development Expenses. Research and development expense increased $0.7 million, or 10%, to $8.8 million for the three months ended June 30, 2008 compared to $8.1 million for the three months ended June 30, 2007, respectively.  Research and development expense increased $3.6 million, or 26%, to $17.6 million for the six months ended June 30, 2008 compared to $14.0 million for the same period in 2007.  These increases were primarily related to the pivotal clinical trials of the pravastatin/fenofibrate combination for the treatment of mixed dyslipidemia and glycopyrrolate for the treatment of chronic moderate-to-severe drooling in pediatric patients.

Interest Expense.  Interest expense was $2.9 million and $5.7 million for the three and six months ended June 30, 2008 compared to $1.9 million and $2.9 million for the three and six months ended June 30, 2007.  The increase is a result of an increase in outstanding notes to $325.0 million from $150.0 million, as well as a higher interest rate paid on the new notes.

Interest Income.  Interest income was $0.8 million and $2.4 million for the three and six months ended June 30, 2008 compared to $3.4 million and $5.2 million for the three and six months ended June 30, 2007, respectively.  The decrease primarily relates to lower average cash and marketable securities balances due to share repurchases of  $85.0 million in the first half of 2008, the acquisition of Twinject for $29.1 million in the first quarter of 2008, and lower average interest rates.

Loss on Extinguishment of Debt. Loss on extinguishment of debt was $5.3 million for the three and six months ended June 30, 2007. This non-cash charge was related to the retirement of $150.0 million contingent convertible notes and write-off of the related capitalized finance costs. There were no comparable expenses in 2008.

Loss on Equity Investments. Loss on equity investments was $0.2 million and $0.7 million for the three and six months ended June 30, 2008, respectively, related to the investment in Addrenex Pharmaceuticals, Inc. The investment is accounted for under the equity method. There were no comparable expenses  in 2007.

Impairment on Equity Investments.  Impairment on equity investments was $1.2 million for the six months ended June 30, 2008. The impairment is related to the Company’s investment in Plethora Solutions Holdings plc taken in the first quarter of 2008. There were no comparable expenses for the same period of 2007.

Income from Discontinued Operations. Income from discontinued operations related to the disposal of Zebutal were $4.0 million and $4.4 million for the three and six months ended June 30, 2008, net of taxes, compared to $0.2 million in the three and six months ended June 30, 2007, net of taxes.

Provision for Income Taxes.  Income taxes were provided for at a rate of 28% and 31% for the three and six months ended June 30, 2008, respectively, compared to 34% and 34% for the three and six months ended June 30, 2007, respectively. This decrease in the effective tax rate is due to the change in the mix of tax jurisdictions, both domestic and international, where our income was earned.

Liquidity and Capital Resources

Our liquidity requirements arise from working capital requirements, product development activities, funding of acquisitions and product licenses and debt service. We expect to need additional funds to acquire or obtain licenses for new products, develop and test new products and potentially to acquire other businesses, which may increase our cost of capital. We may seek funding through public and private financing and may seek to incur debt, issue and sell shares of our stock, or both, either to finance a transaction or as consideration for a transaction. Adequate funds for these purposes, whether through the financial markets or from other sources, may not be available when we need them or on terms acceptable to us. Insufficient funds could cause us to delay, scale back or abandon some or all of our product acquisitions, licensing opportunities, marketing programs, product development programs, potential business acquisitions and manufacturing opportunities. We have historically met these cash requirements through cash from operations, borrowings and the issuance and sale of common stock and publicly-traded debt.

Operating Activities

Our cash and cash equivalents were $88.7 million at June 30, 2008.  Net cash provided by operating activities for the six months ended June 30, 2008 was $39.1 million.  Cash inflows primarily reflect net income of $23.6 million (adjusted for non-cash items for depreciation, amortization, stock-based compensation, gain on disposal of discontinued operations, deferred taxes, and interest expense totaling $19.6 million), an increase in accrued expenses and other long-term liabilities of $14.8 million (inclusive of $8.1 million of old Sular returns), primarily related to increased commissions and royalties as a result of increased sales, a decrease in income taxes receivable of $7.6 million, and a decrease in other current assets and other assets of $1.4 million.  These cash inflows were partially offset by cash outflows from higher accounts receivable of $25.1 million, as a result of increases in sales, a decrease in accounts payable of $2.2 million, and an increase in inventory of $0.4 million.

Our cash and cash equivalents were $71.2 million on June 30, 2007. Net cash provided by operating activities for the six months ended June 30, 2007 was $36.9 million.  Cash inflows primarily reflect net income of $23.6 million (adjusted for non-cash items depreciation, amortization, stock-based compensation, interest expense, deferred taxes and loss on extinguishment of debt totaling $20.4 million), an increase in accounts payable of $7.5 million primarily related to increased business volume, a decrease in inventory of $4.7 million primarily related to increased sales and an decrease of $2.6 million in income taxes receivable related primarily to the estimated tax payments for the year.  The cash inflows were partially offset by cash outflows from higher accounts receivable of $11.7 million as a result of an increase in overall sales, and an increase in other current assets of $6.2 million as a result of the increase in samples on hand and an increase in prepaid expenses and a $4.2 million increase in accrued expenses and other liabilities.

Investing Activities

Net cash uses and in investing activities for the six months ended June 30, 2008 was $24.8 million. Cash outflows relate to the purchases of products and licenses of $41.6 million, related to the acquisition of Twinject and the Sular milestone payment, capital spending of $5.4 million, primarily for development of a manufacturing line related to Sular Geomatrix, and purchases of marketable securities of $2.0 million.  These cash outflows were partially offset by proceeds from sales of marketable securities of $22.6 million and proceeds from the disposal of the Zebutal product license of $1.5 million.

Net cash used in investing activities for the six months ended June 30, 2007 was $163.9 million.  Cash ouflows primarily relate to the $113.6 million acquisition of Alliant, $0.8 million for the purchase of products and product licenses, the purchase of securities of $252.4 million, advance payments for product licenses of $9.1 million and the acquisition of property plant and equipment of $7.8 million, primarily for the construction of a manufacturing line for Sular and new computer and audio-visual systems for the home office.  These cash outflows were partially offset by proceeds from the sale of publicly-traded debt of $219.8 million.

Financing Activities

Net cash used in financing activities was $80.6 million for the six months ended June 30, 2008, reflecting repurchases of our common stock of $85.0 million and preferred stock rights redemption of less than $0.1 million, partially offset by net proceeds from the issuance of common stock under our equity incentive plans of $3.3 million and excess tax benefit on stock based awards of $1.2 million.

Net cash provided by financing activities was $153.9 million for the six months ended June 30, 2007 primarily resulting from the issuance of $325.0 million of contingent convertible senior notes, $2.1 million from the issuances of common stock in connection with the retirement of the $150.0 million convertible notes and executive and employee stock options and restricted shares, and $0.4 million for a non-cash reduction in taxes payable relating to stock options.  These cash inflows were partially offset by the retirement of the $150.0 million senior subordinated contingent convertible notes, the repurchase of our common stock for $14.4 million and $9.2 millions in capitalized debt issue costs related to the issuance of the $325.0 million Notes costs associated with the exchange of the contingent convertible debt.

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

Borrowings under the Credit Agreement bear interest at the lenders’ corporate base rate or LIBOR, plus a specified margin of between 1.75% and 2.5% depending on the Company’s ratio of indebtedness to earnings.  The Credit Agreement contains customary negative covenants and financial covenants.  As of June 30, 2008, the Company was not in compliance with certain negative covenants and financial covenants of its Credit Agreement.  On July 18, 2008, the Company amended the Credit Agreement and obtained a waiver for the period of noncompliance.  Accordingly, the Company is now in compliance with the negative covenants and financial covenants contained in the Credit Agreement.

On April 25, 2008, the Company adopted a new share repurchase program, authorizing the repurchase of up to $100.0 million of outstanding common stock. This plan replaces all prior share repurchase plans and is set to expire on April 24, 2009.

The repurchases under this and the previous plan in 2007 and 2008 were as follows:

				Approximate Dollar
	Total		Total Number of	Value of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price	Part of Publicly	Purchased Under
Fiscal Period	Purchased	Per Share	Announced Plans	the Plans
Common stock repurchases authorized (1)				$40,000,000
August 3 through September 30, 2007	305,214	$22.94	305,214	$32,997,703
October 1 through December 31, 2007	620,640	20.83	620,640	$20,071,908
January 1 through March 31, 2008	528,598	18.88	528,598	$10,090,896
April 1 through April 24, 2008	—	—	—	$10,090,896
Total	1,454,452	$20.56	1,454,452

Common stock repurchases authorized (2)				$100,000,000
April 25 through April 30, 2008	—	$—	—	$100,000,000
May 1 through May 31, 2008	3,161,900	21.05	3,161,900	$33,454,463
June 1 through June 30, 2008	384,078	22.01	384,078	$25,000,015
Total	3,545,978	$21.15	3,545,978

(1)         Refers  to the Share Repurchase Plan effective August 3, 2007 through April 24, 2008.  Effective with the adoption of the April 25, 2008 Share Repurchase Plan, the August 3, 2007 Share Repurchase Plan was terminated and  remaining available funds were cancelled.

(2)         Refers  to the Share Repurchase Plan effective April 25, 2008 through April 24, 2009.

All shares repurchased under both plans have been retired.

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

Critical Accounting Policies

We rely on the use of estimates and make assumptions that impact our financial condition and results.  These estimates and assumptions are based on historical results and trends as well as our forecasts as to how these might change in the future.  While we believe that the estimates we use are reasonable, actual results could differ from those estimates.  The most critical accounting policies that may materially impact our results of operations include:

•                  Revenue Recognition.    Revenue is recognized when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable, and are shown net of sales adjustments for discounts, rebates to customers, returns and other adjustments, which are provided in the same period that the related sales are recorded.

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

•                  If generic competitors that compete with any of our products or pipeline products are introduced, our revenues may be adversely affected. In particular, our revenues from Sular could be adversely affected by the launch of Mylan’s generic 20mg, 30mg and 40mg nisoldipine products; and

•                  Some unforeseen difficulties may occur.

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

Foreign Currency Exchange Risk

Our purchases of Sular, Triglide, Prenate DHA, and Nitrolingual are made in Euros and Pounds Sterling. Although we did not enter into any forward contracts in the second quarter of 2008, we may eliminate risks from foreign currency fluctuations after the time of shipment of product by entering into forward contracts for these purchases of inventory at the time of product shipments. The Company’s earnings and cash flows could be adversely affected in the future by the relationship of the U.S. dollar with foreign currencies.

Market Risk on Investments

The fair value of our investment portfolio would be negatively affected by an increase in interest rates. Since the majority of the Company’s investments are fixed rate interest-bearing securities and therefore subject to the risk of loss in market value from an increase in rates or a change in the underlying risk of the issuers of the notes, the Company’s future earnings and cash flows could be affected adversely if the Company were to sell the securities prior to their maturity date. There were no realized losses from the sale of investments for the six months ended June 30, 2008. At June 30, 2008, the Company had total net unrealized losses from marketable securities of less than $0.1 million.

Market Risk on Variable Rate Debt

In connection with borrowings incurred under the senior secured revolving credit facility arranged by UBS Securities LLC, we could experience market risk with respect to changes in the general level of the interest rates and its effect upon our interest expense. Borrowings under this facility bear interest at variable rates. Because such rates are variable, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, our present exposure to interest rate fluctuations is primarily dependent on rate changes that may occur while borrowings under this credit facility are outstanding. At June 30, 2008 there was no debt outstanding under this facility.

Market Risk on Fixed Rate Debt

The Company’s long-term fixed interest rate senior subordinated contingent convertible notes are also subject to market risk. Fixed rate debt outstanding at June 30, 2008 was $325.0 million with an interest rate of 2.625%. All other things being equal, the fair market value of the Company’s fixed rate debt will increase as rates decline and will decrease as rates rise. The fixed rate notes outstanding totaling $325.0 million at June 30, 2008 had a fair value of $299.0 million based on quoted market rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (“Exchange Act”). These reports are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Finanical Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this report.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting

There have been no material changes in our primary internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

The parties recently engaged in a mediation that led to an agreement in principle to settle all of the claims in the class action lawsuit for an amount up to $4.7 million. The settlement is to be entirely funded by the Company’s insurance carriers. Accordingly, no accrual is recorded in the Company’s financial statements related to this case as the Company believes that its risk of loss is remote. The parties have entered into a Memorandum of Understanding regarding certain terms of the settlement.  The settlement is subject to preliminary and final approval by the U.S. District Court.  The Company expects to receive these approvals during 2008.

On September 10, 2007, the Company received a Paragraph 4 certification in connection with Sular 40mg indicating that Mylan Laboratories, Inc. wished to introduce a generic version of this product. On November 9, 2007, the Company received a Paragraph 4 certification in connection with Sular 20mg and 30mg indicating that Mylan Laboratories, Inc. wishes to introduce a generic version of each of these products. These certifications relate to U.S. Patent No. 4,892,741 which expired June 8, 2008. As a result, the Company initiated patent litigation in the United States District Court for the District of Delaware.  However, since the relevant patent expired June 8, 2008, the case was dismissed.

The Company is also involved with other various legal proceedings incident to the course of business.  None of these proceedings are expected to have a material adverse effect on the consolidated financial statements.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 25, 2008, the Company adopted a new share repurchase program, authorizing the repurchase of up to $100.0 million of outstanding common stock. This plan replaces all prior share repurchase plans and is set to expire on April 24, 2009.

The repurchases under this and the previous plan in 2007 and 2008 were as follows:

				Approximate Dollar
	Total		Total Number of	Value of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price	Part of Publicly	Purchased Under
Fiscal Period	Purchased	Per Share	Announced Plans	the Plans
Common stock repurchases authorized (1)				$40,000,000
August 3 through September 30, 2007	305,214	$22.94	305,214	$32,997,703
October 1 through December 31, 2007	620,640	20.83	620,640	$20,071,908
January 1 through March 31, 2008	528,598	18.88	528,598	$10,090,896
April 1 through April 24, 2008	—	—	—	$10,090,896
Total	1,454,452	$20.56	1,454,452

Common stock repurchases authorized (2)				$100,000,000
April 25 through April 30, 2008	—	$—	—	$100,000,000
May 1 through May 31, 2008	3,161,900	21.05	3,161,900	$33,454,463
June 1 through June 30, 2008	384,078	22.01	384,078	$25,000,015
Total	3,545,978	$21.15	3,545,978

(1)         Refers  to the Share Repurchase Plan effective August 3, 2007 through April 24, 2008.  Effective with the adoption of the April 25, 2008 Share Repurchase Plan, the August 3, 2007 Share Repurchase Plan was terminated and  remaining available funds were cancelled.

(2)         Refers  to the Share Repurchase Plan effective April 25, 2008 through April 24, 2009.

All shares repurchased under both plans have been retired.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

The Company held its 2007 annual meeting of shareholders on April 25, 2008.  The stockholders considered two proposals: (1) the election of Class C Directors of the Company’s board of directors for a three year term and (2) the ratification and appointment of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008.  Both proposals were approved by the stockholders.  The following is certain information with respect to each proposal.

Proposal 1.  The election of Class C directors.

Nominee	Votes for	Votes Withheld
Pierre Lapalme	27,129,730	3,689,004
William J. Robinson	28,206,253	2,612,481
Patrick J. Zenner	16,934,173	13,884,561

The Class C directors will serve a three year term.  The term of office of the following directors continued after the meeting:

Class A Directors	Class B Directors
Jerry N. Ellis	Jon S. Saxe
Patrick P. Fourteau	Jerry C. Griffin

Proposal 2.  The ratification of the appointment of KPMG LLP.

Votes for: 29,452,010	Votes Against: 200,902	Non Votes: 1,147,268	Abstentions: 18,554

ITEM 6.  EXHIBITS

31.1	Certifications of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certifications of Executive Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIELE PHARMA, INC.
(Registrant)

Date: July 31, 2008	By:	/s/ PATRICK P. FOURTEAU
Patrick P. Fourteau Chief Executive Officer (principal executive officer)

Date: July 31, 2008	By:	/s/ DARRELL BORNE
Darrell Borne
Executive Vice President, Chief Financial Officer,
Secretary and Treasurer (principal accounting and financial officer)